Form 10-Q
period 1996-05-31
FINISH LINE INC /DE/
filed 1996-06-28
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ___________________________________

                                  FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
       EXCHANGE ACT OF 1934

       For the quarterly period ended May 31, 1996
                                      ------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                        Commission File number 0-20184

                             The Finish Line, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                 35-1537210
- --------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer identification number)
of incorporation or organization)

3308 North Mitthoeffer Road          Indianapolis,      Indiana     46236
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)



                                 317-899-1022
- ---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

     Shares of common stock outstanding at June 21, 1996:

                                   Class A   6,721,012
                                   Class B   4,934,537

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                                BALANCE SHEETS
                                (In thousands)

                                               May 31,         Feb 29,
                                                1996            1996
                                               --------        -------
                                              (Unaudited)

                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                       $  2,290        $  1,686
Accounts receivable                                2,220           1,099
Merchandise inventories                           73,467          76,088
Deferred income taxes                              1,639           1,608
Other                                                822             524
                                                --------        --------
 Total current assets                             80,438          81,005

PROPERTY AND EQUIPMENT:
Land                                                 315             315
Building                                           4,162           4,156
Leasehold improvements                            28,786          26,898
Furniture, fixtures, and equipment                11,509          11,235
Construction in progress                             478             596
                                                --------        --------
                                                  45,250          43,200

Less accumulated depreciation                     12,687          11,441
                                                --------        --------
                                                  32,563          31,759

OTHER ASSETS -
Deferred income taxes                              2,275           2,208
                                                --------        --------

 Total assets                                   $115,276        $114,972
                                                ========        ========

                            See accompanying notes.

                             THE FINISH LINE, INC.

                                BALANCE SHEETS
                                (In thousands)

                                                                                     May 31,         Feb 29,
                                                                                      1996            1996
                                                                                     --------        -------
                                                                                    (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                                                     $ 22,234         $ 29,717
Notes payable to bank                                                                  14,700            9,500
Employee compensation and related payroll taxes                                         2,407            3,234
Accrued interest                                                                           93               56
Accrued income taxes                                                                    1,770            2,074
Accrued property and sales tax                                                          2,026            1,869
Other liabilities and accrued expenses                                                  1,873            2,102
                                                                                     --------         --------
 Total current liabilities                                                             45,103           48,552

LONG-TERM LIABILITIES -
Deferred rent payments                                                                  3,452            3,272

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued                      --               --
Common Stock, $.01 par value
  Class A:
   Shares authorized - 20,000
   Shares issued and outstanding - (May 31, 1996 - 4,105;
     February 29, 1996 - 4,081)                                                            41               41
  Class B:
   Shares authorized - 12,000
   Shares issued and outstanding -  (May 31, 1996 - 6,235;
     February 29, 1996 - 6,235)                                                            62               62
Additional paid-in capital                                                             30,770           30,374
Retained earnings                                                                      35,848           32,671
                                                                                     --------         --------
  Total stockholders' equity                                                           66,721           63,148
                                                                                     --------         --------
    Total liabilities and stockholders' equity                                       $115,276         $114,972
                                                                                     ========         ========

                            See accompanying notes.

                             THE FINISH LINE, INC.

                             STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                     Three Months Ended May 31,
                                                    --------------------------
                                                             1996        1995
                                                             ----        ----
Net sales                                                 $71,744        $52,219
Cost of sales (including occupancy expenses)               50,212         36,341
                                                          -------        -------
Gross profit                                               21,532         15,878
Selling, general, and administrative expenses              16,042         12,358
                                                          -------        -------
Operating income                                            5,490          3,520
Interest expense                                              194            130
                                                          -------        -------
Income before income taxes                                  5,296          3,390
Provision for federal and state income taxes                2,119          1,356
                                                          -------        -------
Net income                                                $ 3,177        $ 2,034
                                                          =======        =======
Fully diluted net income per share                        $   .30        $   .20
                                                          =======        =======
Fully diluted weighted average shares                      10,668         10,355
                                                          =======        =======

                                  See accompanying notes.

                             THE FINISH LINE, INC.

                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                     Three Months ended May 31,
                                                     --------------------------
                                                         1996        1995
                                                         ----        ----
OPERATING ACTIVITIES:
Net Income                                                $  3,177    $  2,034
Adjustments to reconcile net income to net cash used in
  operating activities:
 Depreciation and amortization                               1,386       1,120
 Deferred income taxes                                         (98)        201
 Gain on disposal of property and  equipment                    (6)         --
 Changes in operating assets and liabilities:
   Accounts receivable                                      (1,121)       (294)
   Merchandise inventories                                   2,621      (6,067)
   Other current assets                                       (298)         30
   Other assets                                                 --         (25)
   Accounts payable                                         (7,483)      2,975
   Employee compensation and related payroll taxes            (827)       (976)
   Accrued income taxes                                       (304)     (1,533)
   Other liabilities and accrued expenses                      (35)       (354)
   Deferred rent payments                                      180         210
                                                          --------    --------
    Net cash used in operating activities                   (2,808)     (2,679)

INVESTING ACTIVITIES:
Purchases of property and equipment                         (2,197)     (2,843)
Proceeds from disposal of property and equipment                13          62
                                                          --------    --------
     Net cash used in investing activities                  (2,184)     (2,781)

FINANCING ACTIVITIES:
Proceeds from short-term and long-term debt                 33,100      28,075
Principal payments on short-term and long-term debt        (27,900)    (21,625)
Proceeds and tax benefits from exercise of stock options       396
                                                          --------    --------
     Net cash provided by financing activities               5,596       6,450
                                                          --------    --------
Net increase in cash and cash equivalents                      604         990
Cash and cash equivalents at beginning of  period            1,686         978
                                                          --------    --------
Cash and cash equivalents at end of period                $  2,290    $  1,968
                                                          ========    ========

                                  See accompanying notes

                             THE FINISH LINE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements of The Finish Line, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.

     The Company has experienced, and expects to continue to experience, significant variability in sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended February 29, 1996.

2.   Public Offering

     The Company completed a secondary public offering (the "Secondary Offering") of its Class A Common Stock on June 19, 1996 pursuant to which the Company sold 1,300,000 shares of Class A Common Stock at an offering price of $27.50 per share. Net proceeds to the Company from the Secondary Offering (after deducting the underwriting discount of $1,781,000 and expenses estimated at $401,000 incurred in connection with this Secondary Offering) are estimated to be $33,568,000. These proceeds were used to repay bank indebtedness of $15,000,000 and for general corporate purposes. As part of the Secondary Offering, four selling stockholders (each an officer and director of the Company) sold an aggregate of 1,300,000 shares of Class A Common Stock (which were converted from Class B to Class A) at the same per share price of $27.50 less $1,781,000 for the underwriting discount. The Company has not and will not receive any of the proceeds from the shares sold by the four selling stockholders. The financial statements and other information reported herein do not reflect the results of the Secondary Offering since it was completed subsequent to May 31, 1996.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

                                                  Three Months Ended May 31,
                                                       1996        1995
                                                     --------    ---------
                                                         (Unaudited)
Net Sales                                              100.0%     100.0%
Cost of sales (including occupancy expenses)            70.0       69.6
                                                       -----      -----
Gross profit                                            30.0       30.4
Selling, general and administrative expenses            22.4       23.7
                                                       -----      -----
Operating income                                         7.6        6.7
Interest expense                                          .3         .2
                                                       -----      -----
Income before federal and state income taxes             7.3        6.5
Provision for federal and state income taxes             2.9        2.6
                                                       -----      -----
Net income                                               4.4%       3.9%
                                                       =====      =====

FIRST QUARTER ENDED 5/31/96 COMPARED TO FIRST QUARTER ENDED 5/31/95

      Net sales increased 37.4% to $71.7 million for the quarter ended May 31, 1996 from $52.2 million for the quarter ended May 31, 1995. Of this increase, $10.3 million was attributable to a 16.2% increase in the number of stores open during the period from 197 at May 31, 1995 to 229 at May 31, 1996. The balance of the increase was attributable to a $1.2 million increase in net sales from the nine existing stores open only part of the first three months of last year and a comparable store sales increase of 12.6% for the three months ended May 31, 1996 for those stores opened during the entire three months of last year. Comparable net footwear sales for the quarter ended May 31, 1996 increased 14.0% versus the quarter ended May 31, 1995. Comparable net activewear and accessories increased 8.7% for the comparable period. Net sales per square foot increased to $82 from $74 for the same period of the prior year.


      Gross profit for the quarter ended May 31, 1996 was $21.5 million, an increase of $5.7 million over the quarter ended May 31, 1995. During this same period, gross profit decreased to 30.0% of net sales versus 30.4% for the prior year. Of this .4% decrease, .9% was due to lower margins for products sold which was partially offset by a .5% decrease in occupancy costs as a percentage of net sales.

      Selling, general and administrative expenses increased $3.7 million (29.8%) to $16.0 million (22.4% of net sales) for the quarter ended May 31, 1996 from $12.4 million (23.7% of net sales) for the quarter ended May 31, 1995.
This dollar increase was primarily attributable to the operating costs related
to operating 32 additional stores at May 31, 1996 versus May 31, 1995.   The
decrease as a percentage of net sales is primarily a result of the comparable net sales increase of 12.6% for the three month period ended May 31, 1996.

      Interest expense increased to $194,000 (.3% of net sales) for the quarter ended May 31, 1996, from $130,000 (.2% of net sales) for the quarter ended May 31, 1995, an increase of $64,000 or 49.2%. This increase resulted from a higher average balance outstanding under the Company's bank line of credit due to an increase in the number of stores in operation, the funding of new store expansion and related inventory requirements.

      The Company's provision for federal and state income taxes increased $763,000 for the quarter ended May 31, 1996. The increase is due to the increased level of income before income taxes for the quarter ended May 31, 1996, as the effective tax rate was 40% for each of the comparable quarters.

      Fully diluted net income per share increased 50% to $.30 for the quarter ended May 31, 1996 compared to fully diluted net income per share of $.20 for the quarter ended May 31, 1995. Fully diluted weighted average shares outstanding were 10,668,000 and 10,355,000 respectively during the quarters ended May 31, 1996 and 1995.

Liquidity and Capital Resources

      The Company had a net use of cash of $2.8 million from its operating activities during the quarter ended May 31, 1996 as compared to a net use of cash from operating activities of $2.7 million during the quarter ended May 31, 1995.

      The Company had a net use of cash from its investing activities, primarily in new store construction, of $2.2 million and $2.8 million for the quarters ended May 31, 1996 and 1995, respectively. The Company borrowed a net $5.2 million from its bank line of credit for the quarter ended May 31, 1996 as
compared to $6.5 million for the same period in 1995.    The Company completed a
secondary public offering of its Class A Common Stock on June 19, 1996. Net proceeds to the Company from the offering after deducting underwriting discount and expenses is estimated to be $33,568,000. See Note 2 of Notes to Financial Statements for further discussion.

      The Company had positive working capital of $35.3 million at May 31, 1996 which was an increase of $2.8 million from the positive working capital of $32.5 million at February 29, 1996.

      Merchandise inventories were $73.5 million at May 31, 1996 compared to $76.1 million at February 29, 1996. On a per square foot basis, merchandise inventories at May 31, 1996 decreased 5.3% compared to May 31, 1995, and were 8.7% lower than at February 29, 1996. The Company believes present levels are appropriate for the selling season.

                          PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings
         -----------------

         None.

ITEM 2:  Changes in Securities
         ---------------------

         None.

ITEM 3:  Defaults Upon Senior Securities
         -------------------------------

         None.

ITEM 4:  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

         None.

ITEM 5:  Other Information
         -----------------

         None.


ITEM 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a)  Exhibits

               11 - Computation of Net Income Per Share
               27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the quarterly period ending May 31, 1996; however, the Company did file a report on Form 8-K on June 5, 1996 with respect to a press release issued by the Company on June 5, 1996.

                                  SIGNATURES
                                  ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE FINISH LINE, INC.



Date:  June 26, 1996                            By: /s/ Steven J. Schneider
                                                    ------------------------
                                                    Steven J. Schneider
                                                    Vice President, Finance
                                                    and Chief Financial Officer