Form 10-Q
period 1996-08-31
FINISH LINE INC /DE/
filed 1996-09-30
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      __________________________________

                                   FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
     EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1996
                                    ---------------

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

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


                                   317-899-1022
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No ___
                                    ---

     Shares of common stock outstanding at September 20, 1996:

                              Class A   6,753,087
                              Class B   4,934,537

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                                BALANCE SHEETS
                                (In thousands)

                                       Aug 31,          Feb 29,
                                        1996             1996
                                     -----------       ---------
                                     (Unaudited)
                          ASSETS

CURRENT ASSETS
Cash and cash equivalents             $ 31,852         $  1,686
Short-term investments                   4,980               --
Accounts receivable                      4,639            1,099
Merchandise inventories                 83,046           76,088
Deferred income taxes                    2,350            1,608
Other current assets                       658              524
                                      --------         --------
 Total current assets                  127,525           81,005

PROPERTY AND EQUIPMENT
Land                                       315              315
Building                                 4,168            4,156
Leasehold improvements                  29,600           26,898
Furniture, fixtures, and equipment      12,184           11,235
Construction in progress                   706              596
                                      --------         --------
                                        46,973           43,200

Less accumulated depreciation           13,851           11,441
                                      --------         --------
                                        33,122           31,759
OTHER ASSETS
Deferred income taxes                    2,368            2,208
                                      --------         --------

 Total assets                         $163,015         $114,972
                                      ========         ========

                            See accompanying notes.

                             THE FINISH LINE, INC.

                                BALANCE SHEETS
                                (In thousands)

                                                                           Aug 31,          Feb 29,
                                                                            1996             1996
                                                                         -----------       ---------
                                                                         (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                           $ 39,610        $ 29,717
Notes payable to bank                                                            --           9,500
Employee compensation and related payroll taxes                               3,140           3,234
Accrued interest                                                                 --              56
Accrued income taxes                                                          3,416           2,074
Accrued property and sales tax                                                3,332           1,869
Other liabilities and accrued expenses                                        2,781           2,102
                                                                           --------        --------
 Total current liabilities                                                   52,279          48,552

LONG-TERM LIABILITIES
Deferred rent payments                                                        3,632           3,272


STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares authorized; none issued            --              --
Common Stock, $.01 par value
 Class A:
  Shares authorized - 20,000
  Shares issued and outstanding (August 31,
  1996 -6,732; February 29, 1996 - 4,081)                                        67              41
 Class B:
  Shares authorized - 12,000
  Shares issued and outstanding
  (August 31, 1996- 4,935; February 29, 1996 - 6,235)                            49              62
Additional paid-in capital                                                   64,802          30,374
Retained earnings                                                            42,186          32,671
                                                                           --------        --------
    Total stockholders' equity                                              107,104          63,148
                                                                           --------        --------
    Total liabilities and stockholders' equity                             $163,015        $114,972
                                                                           ========        ========

                            See accompanying notes.

                             THE FINISH LINE, INC.

                             STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                 Three Months Ended   Six Months Ended
                                                 ------------------  ------------------
                                                      August 31,          August 31,
                                                   1996      1995      1996      1995

                                                 --------  --------  --------  --------

Net sales                                        $91,006   $64,584   $162,750  $116,803
Cost of sales (including occupancy expenses)      61,543    44,895    111,755    81,236

                                                 -------   -------   --------  --------
Gross profit                                      29,463    19,689     50,995    35,567
Selling, general, and administrative expenses     19,037    14,015     35,079    26,373

                                                 -------   -------   --------  --------
Operating income                                  10,426     5,674     15,916     9,194
Interest expense (income) - net                     (137)      229         57       359

                                                 -------   -------   --------  --------
Income before income taxes                        10,563     5,445     15,859     8,835
Provision for income taxes                         4,225     2,178      6,344     3,534

                                                 -------   -------   --------  --------
Net income                                       $ 6,338   $ 3,267   $  9,515  $  5,301
                                                 =======   =======   ========  ========
Fully diluted net income per share                  $.54      $.31       $.85      $.51
                                                 =======   =======   ========  ========

Fully diluted weighted average shares             11,775    10,385     11,234    10,353
                                                 =======   =======   ========  ========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                            STATEMENTS OF CASH FLOW
                                (In thousands)
                                  (Unaudited)

                                                                       Six Months ended August 31,
                                                                       ---------------------------
                                                                             1996          1995

                                                                           ---------     ---------
OPERATING ACTIVITIES:
Net Income                                                                 $  9,515      $  5,301
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                               2,616         2,113
  Deferred income taxes                                                        (902)         (259)
  Gain on disposals of property and equipment                                   (16)           (5)
  Changes in operating assets and liabilities:
    Accounts receivable                                                      (3,540)         (133)
    Merchandise inventories                                                  (6,958)      (14,552)
    Other current assets                                                       (134)          141
    Tax deposits and other assets                                                --           147
    Accounts payable                                                          9,893        12,805
    Employee compensation and related payroll taxes                             (94)         (840)
    Accrued income taxes                                                      1,342           524
    Other liabilities and accrued expenses                                    2,086           924
    Deferred rent payments                                                      360           420

                                                                           --------      --------
   Net cash provided by operating activities                                 14,168         6,586

                                                                           --------      --------
INVESTING ACTIVITIES:
Purchases of property and equipment                                          (3,992)       (6,357)
Proceeds from disposals of property and equipment                                29            72
Investment in short-term investments                                         (4,980)

                                                                           --------
   Net cash used in investing activities                                     (8,943)       (6,285)

                                                                           --------      --------
FINANCING ACTIVITIES:
Proceeds from short-term debt                                                39,800        49,800
Principal payments on short-term and long-term debt                         (49,300)      (50,325)
Net proceeds from public offering                                            33,559            --
Proceeds and tax benefit from exercise of stock options                         882             3

                                                                           --------      --------
   Net cash provided by (used in) financing activities                       24,941          (522)

                                                                           --------      --------
Net increase (decrease) in cash and cash  equivalents                        30,166          (221)
Cash and cash equivalents at beginning of  period                             1,686           978

                                                                           --------      --------
Cash and cash equivalents at end of period                                 $ 31,852      $    757
                                                                           ========      ========

                            See accompanying notes.

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

2.  Notes Payable to Bank

     Effective September 1, 1996, the Company amended its unsecured committed Loan Agreement (the "Facility") dated July 20, 1995 with a commercial bank. The amendment extended the maturity to September 1, 1999 and set the credit available at $30,000,000. At August 31, 1996 there were no borrowings outstanding under the Facility.

     The Facility contains restrictive covenants which limit, among other things, mergers and dividends. In addition, the Company must maintain a fixed charge coverage ratio (as defined) of not less than 1.5 to 1.0 and a tangible net worth of not less than $69,300,000, and funded debt to total capitalization (as defined) may not exceed 40%. As of August 31, 1996, the Company is in compliance with all such covenants.

     The interest rate on the Facility is, at the Company's election, either the bank's Federal Fund Rate plus .625%, the bank's Libor Rate plus .5% or the bank's prime commercial lending rate. The margin percentage added to the Federal Fund Rate, and Libor Rate is subject to adjustment quarterly based on the fixed charge coverage ratio (as defined).

3.  Public Offering

     The Company completed a secondary offering (the "Secondary Offering") of its Class A Common Stock on June 19, 1996 pursuant to which the Company sold 1,300,000 shares of Class A Common Stock at an offering price of $27.50 per share. Net proceeds to the Company from the Secondary Offering (after deducting the underwriting discount of $1,781,000 and expenses of $410,000 incurred in connection with the Secondary Offering) were $33,559,000.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below. The following discussion and analysis should be read in conjunction with the unaudited Financial Statements included elsewhere herein.

                                                  Three Months           Six Months
                                                 Ended August 31,     Ended August 31,
                                                  1996      1995       1996      1995

                                                --------  --------   --------  --------
                                                    (Unaudited)          (Unaudited)
Income Statement Data:

Net sales                                         100.0%    100.0%     100.0%    100.0%
Cost of sales (including occupancy expenses)       67.6      69.5       68.7      69.5

                                                  -----     -----      -----     -----
Gross profit                                       32.4      30.5       31.3      30.5
Selling, general and administrative expenses       20.9      21.7       21.6      22.6

                                                  -----     -----      -----     -----
Operating income                                   11.5       8.8        9.7       7.9
Interest expense (income) - net                     (.1)       .3         --        .3

                                                  -----     -----      -----     -----
Income before income taxes                         11.6       8.5        9.7       7.6
Provision for income taxes                          4.6       3.4        3.9       3.1

                                                  -----     -----      -----     -----
Net income                                          7.0%      5.1%       5.8%      4.5%

                                                  =====     =====      =====     =====

     SECOND QUARTER ENDED 8/31/96 COMPARED TO SECOND QUARTER ENDED 8/31/95

     Net sales increased 40.9% to $91.0 million for the quarter ended August 31, 1996 from $64.6 million for the quarter ended August 31, 1995. This increase in net sales was primarily attributable to sales from new stores and comparable store sales increases. As of August 31, 1996, the number of stores in operation increased 15.2% to 235 from 204 at August 31, 1995. During the quarter ended August 31, 1996, the Company's comparable store sales increased 16.9% compared to the same period in the prior year. Comparable net footwear sales for the quarter ended August 31, 1996 increased approximately 15.4%. Comparable net activewear and accessories sales for the comparable period increased 20.8%.

     Gross profit for the quarter ended August 31, 1996 was $29.5 million, an increase of $9.8 million over the quarter ended August 31, 1995. During this same period, gross profit increased to 32.4% of net sales versus 30.5% for the prior year. Of this 1.9% increase, 1.2% was due to higher margins for products sold and .7% was due to a decrease in occupancy costs as a percentage of net sales.

     Selling, general and administrative expenses increased $5.0 million (35.8%) to $19.0 million (20.9% of net sales) for the quarter ended August 31, 1996 from $14.0 million (21.7% of net sales) for the quarter ended August 31, 1995. This dollar increase was primarily attributable to the operating costs related to operating 31 additional stores at the end of August 31, 1996 versus August 31, 1995.

     Net interest income was $137,000 (.1% of net sales) for the quarter ended August 31, 1996, compared to net interest expense of $229,000 (.3% of net sales) for the quarter ended August 31, 1995, a decrease of $366,000 or 159.8%. This decrease resulted primarily due to the proceeds of the secondary offering being used to repay all existing outstanding indebtedness under its unsecured committed Loan Agreement with the remainder of the proceeds being invested in short term interest bearing instruments.

     The Company's provision for federal and state income taxes increased $2.0 million for the quarter ended August 31, 1996. The increase is due to the increased level of income before income taxes for the quarter ended August 31, 1996, as the effective tax rate was 40% for each of the comparable quarters.

     Fully diluted net income per share increased 74.2% to $.54 for the quarter ended August 31, 1996 compared to fully diluted net income per share of $.31 for the quarter ended August 31, 1995. Fully diluted weighted average shares outstanding were 11,775,000 and 10,385,000 respectively during the quarters ended August 31, 1996 and 1995.

SIX MONTHS ENDED 8/31/96 COMPARED TO SIX MONTHS ENDED 8/31/95

     Net sales increased 39.3% ($45.9 million) to $162.8 million for the six months ended August 31, 1996 from $116.8 million for the six months ended August 31, 1995. Of this increase, $21.9 million was attributable to a 15.2% increase in the number of stores open (35 stores opened less 4 stores closed) during the period from 204 at August 31, 1995 to 235 at August 31, 1996. The balance of the increase was due to a $5.4 million increase in net sales from the 17 stores open only part of the first six months of last year and a comparable store sales increase of 15.0% for the six months ended August 31, 1996. Comparable net footwear sales for the six months ended August 31, 1996 increased approximately 14.8%. Comparable net activewear and accessories increased approximately 15.4% for the comparable period. Net sales per square foot increased to $182 from $160 for the same period of the prior year.

     Gross profit for the six months ended August 31, 1996 was $51.0 million, an increase of $15.4 million over the six months ended August 31, 1995. During this same period, gross profit increased to 31.3% of net sales versus 30.5% for the prior year. Of this .8% increase, .6% was due to a decrease in occupancy expenses as a percentage of net sales and a .2% increase in margins for products sold.

     Selling, general and administrative expenses increased $8.7 million (33.0%) to $35.1 million (21.6% of net sales) for the six months ended August 31, 1996 from $26.4 million (22.6% of net sales) for the six months ended August 31, 1995. This dollar increase was primarily attributable to the operating costs related to operating 31 additional stores at August 31, 1996 versus August 31, 1995.

     Net interest expense decreased to $57,000 (.0% of net sales) for the six months ended August 31, 1996, from $359,000 (.3% of net sales) for the six months ended August 31, 1995, a decrease of $302,000 or 84.1%. This decrease resulted from the proceeds of the secondary offering being used to repay all existing outstanding indebtedness under its unsecured committed Loan Agreement with the remainder of the proceeds being invested in short term interest bearing instruments.

     The Company's provision for federal and state income taxes increased $2.8 million for the six months ended August 31, 1996. The increase is due to the increased level of income before income taxes for the six months ended August 31, 1996, as the effective tax rate was 40% for each of the comparable six month periods.

     Fully diluted net income per share increased 66.7% to $.85 for the six months ended August 31, 1996 compared to fully diluted net income per share of $.51 for the six months ended August 31, 1995. Weighted average shares outstanding were 11,234,000 and 10,353,000 respectively for the six months ended August 31, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash of $14.2 million from its operating activities during the six months ended August 31, 1996 as compared to $6.6 million during the six months ended August 31, 1995. The increase in cash generated from operating activities was primarily the result of increased net income before depreciation along with an increase in accounts payable (net of merchandise inventory).

     The Company had a net use of cash from its investing activities, of $8.9 million and $6.3 million for the six months ended August 31, 1996 and 1995, respectively. Of the $8.9 million in 1996, $4.0 million was due to new stores construction and $4.9 million was for short-term investments.

     The Company had positive working capital of $75.2 million at August 31, 1996 which was an increase of $42.7 million from the working capital of $32.5 million at February 29, 1996. This increase was primarily the result of the Company's completion of its secondary public offering on June 19, 1996 which provided net proceeds of $33.6 million plus net income of $9.5 million for the six month period ended August 31, 1996 which was reinvested in working capital.

     On September 1, 1996, the Company amended its unsecured Loan Agreement with a commercial bank extending the maturity to September 1, 1999 and set the credit available at $30,000,000. See also Note 2 of Notes to Financial Statements.

     At August 31, 1996 the Company had cash and cash equivelants of $31.9 million and short-term investments of $5.0 million and no interest bearing debt. The short-term investments range in maturity from 90 days to 180 days while the majority of cash equiveleants are invested in tax exempt instruments with maturities of one to seven days.

     Merchandise inventories were $83.0 million at August 31, 1996 compared to $76.1 million at February 29, 1996. On a per square foot basis, merchandise inventories at August 31, 1996 decreased 8.3% compared to August 31, 1995, and were 4.4% lower than at February 29, 1996. The Company believes present levels are appropriate for the selling season and reflects a reduction of aged inventory.

     Recently, President Clinton signed a bill which among other items, increased the minimum wage effective October 1, 1996 from $4.25 to $4.75 per hour and subsequently to $5.15 per hour on September 1, 1997. Although many of the Company's store employees are part-time and paid hourly, the passage of this bill is not expected to have a material adverse effect on the Company's financial condition or results of operation.

                          PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings
          -----------------
          None.

ITEM 2:   Changes in Securities
          ---------------------
          None.

ITEM 3:   Defaults Upon Senior Securities
          -------------------------------
          None.

ITEM 4:   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------

     (a)  The Annual Meeting of Stockholders was held on July 18, 1996.

     (b) The following directors were elected to serve until the 1997 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 4,105,362 shares (1 vote per share) of Class A common stock and the 6,234,537 shares (10 votes per share) of Class B common stock represented at the meeting, the directors were elected by the following votes:

                                  Number Of Votes Received
                                  ------------------------
                                                       Withheld
            Name                   For                 Authority
          ------------            --------             ---------

          Alan H. Cohen           65,934,167             1,361
          David I. Klapper        65,934,172             1,356
          David M. Fagin          65,934,172             1,356
          Larry J. Sablosky       65,934,172             1,356
          Jonathan K. Layne       65,934,169             1,359
          Jeffrey H. Smulyan      65,934,172             1,356

ITEM 5:   Other Information
          -----------------
          None.

ITEM 6:   Exhibits and Reports on Form 8-K:
          ---------------------------------

          (a)  Exhibits

                 10.24.1 First Amendment to Loan Agreement among NBD Bank, NA. and The Finish Line, Inc. dated September 1, 1996.

                 10.24.2 Amended and Restated Promissory Note (unsecured) in the amount of $30,000,000 dated September 1, 1996

                 11  -    Computation of Net Income Per Share.

                 27  -    Financial Data Schedule


          (b)  Reports on Form 8-K

          The Company filed a report on Form 8-K on June 5, 1996 with respect to a press release issued by the Company on June 5, 1996.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE FINISH LINE, INC.



Date:  September 26, 1996             By: /s/ Steven J. Schneider
                                         ------------------------
                                        Steven J. Schneider
                                        Vice President - Finance and Chief
                                        Financial Officer