Form 10-Q
period 1996-11-30
FINISH LINE INC /DE/
filed 1997-01-02
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ___________________________________

                                   FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

     For the quarterly period ended November 30, 1996
                                    -----------------

                                 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                        Commission File number 0-20184


                             The Finish Line, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                      35-1537210
--------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer identification number)
of incorporation or organization)

3308 North Mitthoeffer Road, Indianapolis, Indiana                    46236
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (zip code)

                                 317-899-1022
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                                 Yes  X    No
                                     ---      ---

Shares of common stock outstanding at December 20, 1996:

                             Class A    16,940,774
                             Class B     9,001,474

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                                BALANCE SHEETS
                                (In thousands)

                                                         Nov 30,       Feb 29,
                                                          1996          1996
                                                      -----------     ---------
                                                      (Unaudited)

                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents                               $ 18,513       $  1,686
Short-term investments                                     4,980             --
Accounts receivable                                        7,104          1,099
Merchandise inventories                                   87,547         76,088
Deferred income taxes                                      2,835          1,608
Other current assets                                       1,292            524
                                                        --------       --------
 Total current assets                                    122,271         81,005

PROPERTY AND EQUIPMENT
Land                                                         315            315
Building                                                   4,220          4,156
Leasehold improvements                                    32,159         26,898
Furniture, fixtures, and equipment                        12,952         11,235
Construction in progress                                     424            596
                                                        --------       --------
                                                          50,070         43,200
Less accumulated depreciation                             15,067         11,441
                                                        --------       --------
                                                          35,003         31,759
OTHER ASSETS
Deferred income taxes                                      2,482          2,208
                                                        --------       --------
 Total assets                                           $159,756       $114,972
                                                        ========       ========



                            See accompanying notes.



                             THE FINISH LINE, INC.

                                BALANCE SHEETS
                                (In thousands)


                                                                    Nov 30,     Feb 29,
                                                                     1995        1996
                                                                -----------   ----------
                                                                 (Unaudited)

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                   $ 30,328   $ 29,717
Notes payable to bank                                                    --      9,500
Employee compensation and related payroll taxes                       3,579      3,234
Accrued interest                                                         --         56
Accrued income taxes                                                  3,505      2,074
Accrued property and sales tax                                        2,610      1,869
Other liabilities and accrued expenses                                3,665      2,102
                                                                   --------   --------
  Total current liabilities                                          43,687     48,552

LONG-TERM LIABILITIES
Deferred rent payments                                                3,812      3,272

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares
 authorized; none issued                                                 --         --
Common Stock, $.01 par value
  Class A:
   Shares authorized - 30,000
   Shares issued and outstanding (November 30, 1996 - 13,941;
    February 29, 1996 - 8,162)                                          139         41
  Class B:
   Shares authorized - 12,000
   Shares issued and outstanding (November 30, 1996 - 9,601;
    February 29, 1996 - 12,469)                                          96         62
Additional paid-in capital                                           67,248     30,374
Retained earnings                                                    44,774     32,671
                                                                   --------   --------
   Total stockholders' equity                                       112,257     63,148
                                                                   --------   --------
     Total liabilities and stockholders' equity                    $159,756   $114,972
                                                                   ========   ========

                            See accompanying notes.



                             THE FINISH LINE, INC.

                             STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                             Three Months Ended    Nine Months Ended
                                                             ------------------    -----------------
                                                                November 30,          November 30,
                                                              1996       1995       1996       1995
                                                             -------    -------   --------    --------
Net sales                                                    $73,003    $52,729   $235,753    $169,532
Cost of sales (including occupancy  expenses)                 51,129     37,770    162,884     119,006
                                                             -------    -------   --------    --------
Gross profit                                                  21,874     14,959     72,869      50,526
Selling, general, and administrative expenses                 17,747     13,356     52,826      39,729
                                                             -------    -------   --------    --------
Operating income                                               4,127      1,603     20,043      10,797
Interest expense (income) - net.                                (189)       305       (132)        664
                                                             -------    -------   --------    --------
Income before income taxes                                     4,316      1,298     20,175      10,133
Provision for income taxes                                     1,727        519      8,071       4,053
                                                             -------    -------   --------    --------
Net income                                                   $ 2,589    $   779   $ 12,104    $  6,080
                                                             =======    =======   ========    ========
Fully diluted net income per share                              $.11       $.04       $.53        $.29
                                                             =======    =======   ========    ========
Fully diluted weighted average shares                         24,149     20,730     22,975      20,728
                                                             =======    =======   ========    ========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                            STATEMENTS OF CASH FLOW
                                (In thousands)
                                  (Unaudited)


                                                              Nine Months ended November 30,
                                                              ------------------------------
                                                                 1996                1995
                                                              ----------          ----------
OPERATING ACTIVITIES:
Net Income                                                    $ 12,104            $  6,080
Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                                   3,845               3,118
 Deferred income taxes                                          (1,501)               (542)
 (Gain) loss on disposal of property and equipment                  33                 (13)
 Changes in operating assets and liabilities:
   Accounts receivable                                          (6,005)             (2,700)
   Merchandise inventories                                     (11,459)            (20,279)
   Other current assets                                           (768)               (104)
   Other assets                                                     --                 147
   Accounts payable                                                611               7,455
   Employee compensation and related payroll taxes                 345                 (66)
   Accrued income taxes                                          1,431                 (83)
   Other liabilities and accrued expenses                        2,248                 901
   Deferred rent payments                                          540                 630
                                                              --------            --------
    Net cash provided by (used in) operating activities          1,424              (5,456)

INVESTING ACTIVITIES:
Purchases of property and equipment                             (7,151)             (8,285)
Proceeds from disposals of property and equipment                   29                 161
Investment in short-term investments                            (4,980)                 --
                                                              --------            --------
    Net cash used in investing activities                      (12,102)             (8,124)

FINANCING ACTIVITIES:
Proceeds from short-term and long-term debt                     42,200              78,900
Principal payments on short-term and long-term debt            (51,700)            (64,225)
Net proceeds from public offering                               33,559                  --
Proceeds and tax benefit from exercise of stock options          3,446                   3
                                                              --------            --------
    Net cash provided by financing activities                   27,505              14,678
                                                              --------            --------
Net increase in cash and cash equivalents                       16,827               1,098
Cash and cash equivalents at beginning of period                 1,686                 978
                                                              --------            --------
Cash and cash equivalents at end of period                    $ 18,513            $  2,076
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

2.   Notes Payable to Bank

     Effective September 1, 1996, the Company amended its unsecured committed Loan Agreement (the "Facility") dated July 20, 1995 with a commercial bank. The amendment extended the maturity to September 1, 1999 and set the credit available at $30,000,000. At November 30, 1996 there were no borrowings outstanding under the Facility.

     The Facility contains restrictive covenants which limit, among other things, mergers and dividends. In addition, the Company must maintain a fixed charge coverage ratio (as defined) of not less than 1.5 to 1.0 and a tangible net worth of not less than $69,300,000, and funded debt to total capitalization (as defined) may not exceed 40%. As of November 30, 1996, the Company is in compliance with all such covenants.

     The interest rate on the Facility is, at the Company's election, either the bank's Federal Fund Rate plus .625%, the bank's Libor Rate plus .5% or the bank's prime commercial lending rate. The margin percentage added to the Federal Fund Rate, and Libor Rate is subject to adjustment quarterly based on the fixed charge coverage ratio (as defined).

3.   Public Offerings

     The Company completed a secondary offering (the "Secondary Offering") of its Class A Common Stock on June 19, 1996 pursuant to which the Company sold 2,600,000 shares of Class A Common Stock at an offering price of $13.75 per share. Net proceeds to the Company from the Secondary Offering (after deducting the underwriting discount of $1,781,000 and expenses of $410,000 incurred in connection with the Secondary Offering) were $33,559,000.

     The Company completed a secondary public offering (the "December 1996 Secondary Offering") of its Class A Common Stock on December 18, 1996, pursuant to which the Company sold 2,400,000 shares of its Class A Common Stock at an offering price of $22.50 per share. Net proceeds to the Company from the December 1996 Secondary Offering (after deducting the underwriting discount of $2,700,000 and expenses estimated at $400,000) are estimated to be $50,900,000. These proceeds will be used to finance the accelerated expansion of the Company's store base as well as for potential acquisitions and general corporate purposes. As part of the December 1996 Secondary Offering, four selling stockholders (each an officer and director of the Company) sold an aggregate of 600,000 shares of Class A Common Stock (which were converted from Class B to Class A) at the same price per share of $22.50 less $675,000 for the underwriting discount. The Company has not and will not receive any of the proceeds from the shares sold by the four selling stockholders. The financial statements and other information reported herein do not reflect the results of the December 1996 Secondary Offering since it was complete subsequent to November 30, 1996.

4.   Stock Split

     On September 27, 1996, the Company's Board of Directors declared a two-for-one split of the Company's Class A and Class B Common Stock which was distributed after the close of business on November 15, 1996 in the form of a 100% stock dividend to shareholders of record as of October 18, 1996. All references in the financial statements to number of shares, per share amounts and prices per share of the Company's Class A and B Common Stock have been retroactively restated to reflect the impact of the Company's stock split.

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

                                                               Three Months                          Nine Months
                                                            Ended November 30,                    Ended November 30,
                                                         1996               1995               1996               1995
                                                      ----------         ----------          ---------         ----------
                                                               (Unaudited)                           (Unaudited)
Income Statement Data:

Net sales                                                100.0%              100.0%           100.0%              100.0%
Cost of sales (including
 occupancy expenses)                                      70.0                71.6             69.1                70.2
                                                         -----               -----            -----               -----
Gross profit                                              30.0                28.4             30.9                29.8
Selling, general and administrative expenses              24.3                25.3             22.4                23.4
                                                         -----               -----            -----               -----
Operating income                                           5.7                 3.1              8.5                 6.4
Interest expense (income) - net                            (.2)                 .6              (.1)                 .4
                                                         -----               -----            -----               -----
Income before income taxes                                 5.9                 2.5              8.6                 6.0
Provision for income taxes                                 2.4                 1.0              3.5                 2.4
                                                         -----               -----            -----               -----
Net income                                                 3.5%                1.5%             5.1%                3.6%
                                                         =====               =====            =====               =====


THIRD QUARTER ENDED 11/30/96 COMPARED TO THIRD QUARTER ENDED 11/30/95

     Net sales increased 38.4% to $73.0 million for the quarter ended November 30, 1996 from $52.7 million for the quarter ended November 30, 1995. This increase in net sales was primarily attributable to net sales from new stores and comparable store sales increases. As of November 30, 1996, the number of stores in operation increased 13.6% to 251 from 221 at November 30, 1995. During the quarter ended November 30, 1996, the Company's comparable store sales increased 17.2% compared to the same period in the prior year. Comparable footwear net sales for the quarter ended November 30, 1996 increased approximately 15.9% versus the quarter ended November 30, 1995. Comparable activewear and accessories net sales increased approximately 19.3% for the comparable period. Net sales per square foot increased to $73 from $63 for the same period of the prior year.

     Gross profit for the quarter ended November 30, 1996 was $21.9 million, an increase of $6.9 million over the quarter ended November 30, 1995. During this same period, gross profit increased to 30.0% of net sales versus 28.4% for the prior year. Of this 1.6% increase, .7% was due to a decrease in occupancy costs as a percentage of net sales and .8% was due to a decrease in the reserve for estimated inventory shrinkage as compared to the same period of the prior year and .1% was due to an increase in margins for products sold.

     Selling, general and administrative expenses increased $4.4 million (32.9%) to $17.7 million (24.3% of net sales) for the quarter ended November 30, 1996 from $13.4 million (25.3% of net sales) for the quarter ended November 30, 1995. This dollar increase was primarily attributable to the operating costs related to operating 30 additional stores at November 30, 1996 versus November 30, 1995. The decrease as a percentage of net sales is primarily a result of the comparable store net sales increase of 17.2% for the quarter ended November 30, 1996 along with improved expense controls.

     Net interest income was $189,000 (.2% of net sales) for the quarter ended November 30, 1996, compared to net interest expense of $305,000 (.6% of net sales) for the quarter ended November 30, 1995, a decrease of $494,000 or 162.0%. This decrease was a result of using the proceeds of the secondary offering completed on June 19, 1996 to repay all existing outstanding indebtedness under its unsecured committed Loan Agreement with the remainder of the proceeds being invested in short term interest bearing instruments.

     The Company's provision for federal and state income taxes increased to $1.7 million for the quarter ended November 30, 1996, from $519,000 for the quarter ended November 30, 1995. The increase is due to the increased level of income before income taxes for the quarter ended November 30, 1996, as the effective tax rate was 40% for each of the comparable quarters.

     Fully diluted net income per share increased 175% to $.11 for the quarters ended November 30, 1996 compared to fully diluted net income per share of $.04 for the quarter ended November 30, 1995. Fully diluted weighted average shares outstanding were 24,149,000 and 20,730,000 respectively, during the quarters ended November 30, 1996 and 1995.

NINE MONTHS ENDED 11/30/96 COMPARED TO NINE MONTHS ENDED 11/30/95

     Net sales increased 39.1% to $235.8 million for the nine months ended November 30, 1996 from $169.5 million for the nine months ended November 30, 1995. Of this increase, $21.0 million was attributable to a 13.6% increase in the number of stores open during the period from 221 November 30, 1995 to 251 at November 30, 1996. The balance of the increase was attributable to a $21.6 million increase in net sales from the 35 existing stores open only part of the first nine months of last year and a comparable store increase of 15.6% for the nine months ended November 30, 1996. Comparable footwear net sales for the nine months ended November 30, 1996 increased approximately 15.1%. Comparable activewear and accessories net sales increased approximately 16.8% for the comparable period. Net sales per square foot increased to $254 from $222 for the comparable nine month periods.

     Gross profit for the nine months ended November 30, 1996 was $72.9 million, an increase of $22.3 million over the nine months ended November 30, 1995. During this same period, gross profit increased to 30.9% of net sales versus 29.8% for the prior year. Of this 1.1% increase, .7% was due to a decrease in occupancy costs as a percentage of net sales, .2% was due to an increase in margins for products sold, with the remaining .2% increase due to a decrease in the reserve for estimated inventory shrinkage.

     Selling, general and administrative expenses increased $13.1 million (33.0%) to $52.8 million (22.4% of net sales) for the nine months ended November 30, 1996 from $39.7 million (23.4% of net sales) for the nine months ended November 30, 1995. This dollar increase was primarily attributable to the operating costs related to operating 30 additional stores at November 30, 1996 versus November 30, 1995. The decrease as a percentage of net sales is primarily a result of the comparable store net sales increase of 15.6% for the nine month period ended November 30, 1996 along with improved expense controls.

     Net Interest income was $132,000 (.1% of net sales) for the nine months ended November 30, 1996, compared to net interest expense of $664,000 (.4% of net sales) for the nine months ended November 30, 1995, a decrease of $796,000 or 119.9%. This decrease was a result of using the proceeds of the secondary offering completed on June 19, 1996 to repay all existing outstanding indebtedness under its unsecured committed Loan Agreement with the remainder of the proceeds being invested in short term interest bearing instruments.

     The Company's provision for federal and state income taxes increased $4.0 million for the nine months ended November 30, 1996. The increase is due to the increased level in income before income taxes for the nine months ended November 30, 1996, as the effective tax rate was 40% for each of the comparable nine month periods.

     Fully diluted net income per share increased 82.8% to $.53 for the nine months ended November 30, 1996 compared to fully diluted net income per share of $.29 for the nine months ended November 30, 1995. Fully diluted weighted average shares outstanding were 22,975,000 and 20,728,000 respectively for the nine months ended November 30, 1996 and 1995.

Liquidity and Capital Resources

     The Company generated cash of $1.4 million from its operating activities during the nine months ended November 30, 1996 as compared to using cash in operating activities of $5.5 million during the nine months ended November 30, 1995. The increase in cash generated from operating activities was primarily the result of increased net income before depreciation.

     The Company had a net use of cash from its investing activities, of $12.1 million and $8.1 million for the nine months ended November 30, 1996 and 1995, respectively. Of the $12.1 million in 1996, $7.2 million was used for new store construction and $5.0 million was used to purchase short-term investments.

     The Company had positive working capital of $78.6 million at November 30, 1996, an increase of $46.1 million from the working capital of $32.5 million at February 29, 1996. This increase was primarily the result of the Company's completion of its secondary public offering on June 19, 1996 which provided net proceeds of $33.6 million, plus net income of $12.1 million for the nine month period ended November 30, 1996 which was reinvested in working capital.

     Merchandise inventories were $87.5 million at November 30, 1996 compared to $76.1 million at February 29, 1996. On a per square foot basis, merchandise inventories at November 30, 1996 decreased approximately 6.7% compared to November 30, 1995, and were approximately 7.6% lower than at February 29, 1996. The Company believes present levels are appropriate for the selling season and reflects a reduction of aged inventory.

     At November 30, 1996 the Company had cash and cash equivalents of $18.5 million and short-term investments of $5.0 million and no interest bearing debt. The short-term investments range in maturity from 90 days to 180 days while the majority of cash equivalents are invested in tax exempt instruments with maturities of one to seven days.

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

         None.

ITEM 3:  Defaults Upon Senior Securities
         -------------------------------

         None.

ITEM 4:  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

             The stockholders acted by written consent to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of capital stock from 33,000,000 to 43,000,000. The Company submitted to its stockholders an information statement dated October 24, 1996 with respect to the action by written consent. This action was effective on November 13, 1996.

ITEM 5:  Other Information
         -----------------

         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a)  Exhibits

              11-Computation of Net Income Per Share.

              27-Financial Data Schedule

         (b)  Reports on Form 8-K
              The Company filed a report on Form 8-K on December 4, 1996 with respect to a press release issued by the Company on December 4, 1996.

              The Company filed a report on Form 8-K on December 18, 1996 with respect to a press release issued by the Company on December 18, 1996.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE FINISH LINE, INC.


Date:  December 27, 1996                  By:/s/ Steven J. Schneider
                                          --------------------------
                                          Steven J. Schneider
                                          Vice President -Finance and Chief
                                          Financial Officer