Form 10-K405
period 1997-03-01
FINISH LINE INC /DE/
filed 1997-05-16
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------
                                   FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    [Fee Required]
For the fiscal year ended March 1, 1997 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    [Fee Required]
For the transition period from _________ to __________

Commission File Number 0-20184
                       -------

                             THE FINISH LINE, INC.
            (Exact name of registrant as specified in its charter)

       Delaware                                              35-1537210
------------------------                              ------------------------
(State of Incorporation)                              (I.R.S. Employer ID No.)
3308 N. Mitthoeffer Road,  Indianapolis,   Indiana             46236
Registrant's telephone number, including area code:  (317) 899-1022

                               -----------------

       Securities registered pursuant to Section 12(b) of the act:

 (Title of Each Class)               (Name of each exchange on which registered)
       None                                              None

          Securities registered pursuant to Section 12(g) of the act:
                     Class A Common Stock, $.01 par value

                               -----------------

  Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No
                                       -    --

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-k is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-k or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of may 2, 1997 was approximately $186,623,000 which was based on the last sale price reported for such date by NASDAQ.

  The number of shares of the Registrant's Common Stock outstanding on May 2, 1997 was:

                       Class A Common Stock: 17,993,642
                      Class B Common Stock:   7,967,206

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement dated June 9, 1997 for the Annual Meeting of Stockholders to be held on july 17, 1997 (hereinafter referred to as the "1997 Proxy Statement") are incorporated into Part III.

  Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 1, 1997 (hereinafter referred to as the "1997 Annual Report to Stockholders") are incorporated into Parts II and IV.

                The Exhibit Index is located on Page 19 hereof.
                (Including Exhibits) Total Number of Pages: 51

                                    PART I
                                    ------


ITEM 1 - BUSINESS

GENERAL
-------

    Over the last 20 years, The Finish Line, Inc. together with its wholly owned subsidiary Spike's Holding, Inc. (the "Company") has grown into one of the largest mall based specialty retailers of brand name athletic, outdoor and casual footwear, activewear and accessories in the United States. As of April 1, 1997, the Company operated 260 stores in 27 states. A Finish Line store generally carries a large selection of men's, women's and children's athletic and casual shoes, as well as a broad assortment of activewear and accessories. Brand names offered by the Company include Nike, Fila, adidas, Reebok, Converse, Champion, Asics, Airwalk, Logo Athletic, Timberland and New Balance.

    The Company attempts to distinguish itself from other athletic footwear specialty retailers through larger mall-based store formats. Finish Line stores average approximately 4,300 square feet, and the Company's stores opened during fiscal 1997 averaged approximately 6,200 square feet. The Company's strategy is to create an exciting and entertaining retail environment by continually updating store designs, and to operate a larger store size which permits greater product depth and merchandising flexibility. Since activewear and accessories generally carry higher gross margins, Finish Line devotes a greater percentage of its sales area to these products than typical athletic footwear specialty stores. Activewear and accessories accounted for approximately 32% of the Company's net sales in fiscal 1997.

The Company's principal executive offices are located at 3308 N. Mitthoeffer Road, Indianapolis, Indiana 46236, and its telephone number is (317) 899-1022.

OPERATING STRATEGIES
--------------------

    Finish Line seeks to be a leading specialty retailer of athletic footwear and activewear in the markets it serves. To achieve this, the Company has developed the following elements to its business strategy:

EMPHASIS ON CUSTOMER SERVICE AND CONVENIENCE. The Company is committed to making the shopping experience at Finish Line rewarding and enjoyable, and seeks to achieve this objective by providing convenient mall-based locations with highly functional store designs, offering competitive prices on brand name products, maintaining optimal in-stock levels of merchandise and employing knowledgeable and courteous sales associates.

INVENTORY MANAGEMENT. The Company stresses effective replenishment and distribution to each store. The Company's advanced information and distribution systems enable it to track inventory in each store by stockkeeping unit (SKU) on a daily basis, giving finish line flexibility to merchandise its products effectively. In addition, these systems allow the Company to respond promptly to changing customer preferences and to maintain optimal inventory levels in each store. The Company's inventory management system features automatic replenishment driven by point-of-sale (POS) data capture and a highly automated distribution center, which enables Finish Line to ship merchandise to each store every third day.

PRODUCT DIVERSITY; BROAD DEMOGRAPHIC APPEAL. Finish Line stocks its stores with a combination of the newest high profile and brand name merchandise, unique products manufactured exclusively for the Company, as well as promotional and opportunistic purchases of other brand name merchandise. Product diversity, in combination with the Company's store formats and commitment to customer service, is intended to attract a broad demographic cross-section of customers.


EXPANSION STRATEGIES
--------------------

    The Company's objective is to continue its store expansion program by introducing Finish Line stores into new markets as well as increase its visibility in previously established markets.

NEW STORE OPENINGS. Since the Company's initial public offering in June 1992, Finish Line has expanded from 104 stores to 260 stores at April 1, 1997. The Company opened 35 new stores in fiscal 1997 and intends to open 50 to 60 new stores in fiscal 1998, which will represent increases of approximately 16% in fiscal 1997 and 20% to 24% in fiscal 1998. Total square footage increased 25% in fiscal 1997 as a result of the Company's strategy of opening larger traditional stores, as well as selected larger format stores.

    For fiscal 1998 the Company plans to accelerate its total square footage growth to 40-45% from 25% in fiscal year 1997. Much of this accelerated square footage growth will result from a greater emphasis on larger format stores. The Company expects that its new stores will be in both new and existing geographic markets.

LARGER STORES. The Company has been adding larger stores to its chain over the past four years. This strategy allows for greater product depth and merchandising flexibility, which the Company believes improves its ability to compete against both mall-based and non-mall-based athletic retailers, and will result in total square footage increasing at a faster rate than store count. As of April 1, 1997, the traditional stores which Finish Line has firm commitments to open in fiscal 1998 average approximately 5,700 square feet.

    Since September 1995, the Company has opened four "large format" stores ranging in size from 20,000 to 25,000 square feet. These stores are upscale athletic specialty stores designed and merchandised into distinct departments to satisfy the needs of the entire family. Over 1,300 different styles of shoes are displayed in these stores with 35,000+ pairs in back stock. Based upon the expansion of the large format concept, the Company expects to open approximately 11 stores over 10,000 square feet in fiscal 1998.

COMMITMENT TO CONTINUALLY STRENGTHEN INFRASTRUCTURE. Over the past two years, Finish Line has made a number of strategic infrastructure investments, including enhancements to its management, store operations, and distribution and information systems. Significant management additions and organizational changes include recruiting additional senior management professionals with significant industry experience, as well as centralizing the supervision of the footwear and activewear/accessories departments to improve communication and coordination between the two areas. In addition, staffs in both departments have been increased to allow the buyers and merchandisers to focus more time and attention on specific product categories.

    The Company has also invested in management information systems and the distribution center by implementing Electronic Data Interchange (EDI) and radio frequency (RF) technologies in inventory management/distribution areas. Both technologies are designed to improve the efficiency of inventory management as well as response time and in-stock position. In November 1996, the Company broke ground on a 130,000 square foot addition to its distribution center. The project is expected to be completed by June 1997.

MERCHANDISE
-----------

    The following table sets forth the percentage of net sales attributable to the categories of footwear, activewear and related accessories during the periods indicated. These percentages fluctuate substantially during the different consumer buying seasons. To take advantage of this seasonality, the Company's stores have been designed to allow for a shift in emphasis in the merchandise mix between footwear and activewear/accessory items.



                                             Year Ended
                                  ---------------------------------

                                   March 1,    Feb. 29,    Feb. 28,
     Category                        1997        1996        1995
     --------                        ----        ----        ----
     Footwear                         68%         67%         69%
     Activewear/Accessories           32%         33%         31%
                                     ----        ----        ----
     Total                           100%        100%        100%
                                     ====        ====        ====


    All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the corporate headquarters. The store manager and district manager, along with management at the Company's headquarters, review the merchandise mix to adapt to permanent or temporary changes or trends in the marketplace.

Footwear
--------

    Finish Line's distinctive curved shoe wall is stocked with the latest in athletic, casual and outdoor footwear that the industry has to offer, including:
Nike, Fila, adidas, Reebok, Asics, Timberland, Airwalk, Rockport, Clarks, Ecco, LUGZ, Converse and many others. To make shopping easier for customers, footwear is categorized into definable sections includeing: basketball, cross-training, running, aerobics, tennis, cleated, golf, outdoor, casual and lifestyle. Most categories are available in men's, women's and children's styles.

Activewear/Accessories
----------------------

    Many of the same companies which supply Finish Line with quality footwear also supply activewear, including products made by Nike, adidas, Fila and Reebok. Additional suppliers include Champion and Logo Athletic, along with outdoor activewear from Columbia, Woolrich, Timberland and Helly Hansen. Many vendors offer footwear, activewear and accessories in "collections". Categories of activewear consist of jackets, caps, tops, bottoms, windwear, running wear, warm-ups, fleece, fitness wear and sport-casual wear. Many of these categories include licensed products bearing the logos of college and professional teams. Among the accessories offered by the Company are socks, athletic bags, backpacks, sunglasses, watches and shoe-care products.

MARKETING
---------

The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes television, direct mail, consumer print, outdoor, and the internet in its marketing efforts.

    The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense for fiscal 1997 and fiscal 1996 was 1.5% of net sales, after deducting co-op reimbursements. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multimillion dollar advertising campaigns of its key suppliers, such as Nike, Fila, adidas, and Reebok.

    The Company also uses in-store contests, promotions and event sponsorships, as well as a comprehensive public relations effort to further market the Company.

PURCHASING AND DISTRIBUTION
---------------------------

    Finish Line's footwear and activewear purchasing is coordinated through a centralized merchandising department under the direction of a Senior Vice President-Merchandise and Marketing. The buying and merchandise departments are comprised of approximately 30 people. The footwear and activewear/accessories divisions consist of a Vice President-General Merchandise Manager, divisional merchandise managers, multiple buyers and associate buyers. Both buying divisions are supported by a planning and distribution division which consists of a director, planners, merchandisers and administrative assistants.

    The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 150 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 69% and 50% of total purchases in fiscal 1997 and fiscal 1996 respectively. The Company purchased approximately 89% and 80% of total merchandise in fiscal 1997 and fiscal 1996, respectively, from its five largest suppliers. The Company and its vendors have the capability to use EDI technology to streamline purchasing and distribution operations.

    Finish Line's corporate headquarters and distribution center is located on 33 acres in Indianapolis, Indiana. The facility, was designed to Finish Line's specifications and is owned by the Company. It includes automated conveyor and storage rack systems designed to reduce labor costs, increase efficiency in processing merchandise and enhance space productivity. Twenty-four thousand square feet of office space and 128,000 square feet of warehouse space are included in the existing facility. During fiscal 1997, the Company commenced building a 130,000 square foot addition to the existing distribution center which is expected to be completed by June 1997. The Company believes it has the ability to significantly expand the distribution center on its existing 33 acres.

    In fiscal 1996, Finish Line implemented new warehouse management computer software for distribution center processing that features RF technology. This system has helped improve productivity and accuracy as well as reduce the time it takes to send merchandise to stores. The Company believes this innovative technology will continue to improve its operations as well as allow for real-time tracking of inventory within the distribution center.

    Nearly all of the Company's merchandise is shipped directly from suppliers to the distribution center, where the Company processes and ships it by contract and common carriers to its stores. Each day shipments are made to one-third of the Company's stores. In any three-week period, each store will receive five shipments. A shipment is normally received one to three days from the date that the order is filled depending on the store's distance from the distribution center. Historically, the Company maintains approximately two-thirds of a month's supply of merchandise at the distribution center.

    The Company believes that the distribution center, including planned future expansion, will enable it to continue to service its stores, including additional stores, for the foreseeable future.

MANAGEMENT INFORMATION SYSTEM
-----------------------------

    The Company has a computerized management information system which includes a network of computers at corporate headquarters used by management to support decision making along with PC-based POS computers at the stores. Store computers are connected via modem to computers at corporate headquarters. A perpetual inventory system permits corporate management to review daily each store's inventory by department, class and SKU. This system includes an automated replenishment system that allows the Company to replace faster-selling items more quickly. Other functions in the system include accounting, distribution, inventory tracking and control.

STORE OPERATIONS
----------------

    The Company has a Senior Vice President - Store Operations and regional and district managers who visit the stores regularly to review the implementation of Company plans and policies, monitor operations, and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at corporate headquarters. Each store has a store manager responsible for supervision and overall operations, one or more assistant mangers and additional full- and part-time sales associates. Management believes that the Finish Line store format and attentive customer service also help to reduce inventory shrinkage, which was approximately 1% of net sales in fiscal 1997.

    Regional, district and store managers receive a fixed salary and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All assistant store managers and sales associates are paid on an hourly basis.

REAL ESTATE
-----------

    As of April 1, 1997, Finish Line operated 260 stores in 27 states. With the exception of four strip-center stores, all Finish Line stores are located in enclosed shopping malls. The typical store format has a sales floor, which includes a try-on area and a display area where each style of footwear carried in the store is displayed by category (e.g., basketball, tennis, running), and an adjacent stock room where the footwear inventory is maintained. Finish Line stores currently range in size from 1,200 to 10,750 square feet plus the four recently opened "large format" stores which are approximately 20,200 to 24,750 square feet. Sales floors in all stores represents approximately 65% to 75% of the total space. In addition to its typical store format, the Company operates approximately 29 stores using a "rack store" format, where footwear inventory is kept directly on the sales floor.

    To keep its stores fresh and exciting, the Company has developed a strategy of consolidating older merchandise in one or more stores in each district for additional or final markdown. These stores are generally located in strip shopping centers or mixed-use outlet centers because these locations typically have lower occupancy costs and investments in leasehold improvements.

    Finish Line believes that its ability to obtain attractive, high traffic store locations, such as enclosed malls, to be a critical element of its business and a key factor in its future growth and profitability. In determining new store locations, management evaluates market areas, in-mall locations, "anchor" stores, consumer traffic, mall sales per square foot, competition and occupancy, construction and other costs associated with opening a store. The Company believes that the number of desirable store sites likely to be available in the future will permit it to implement its growth strategy in total square footage.

    Finish Line leases all of its stores. Initial lease terms of the stores generally range from 5 to 10 years in duration without renewal options, although some of the stores are subject to leases for 5 years with one or more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount.

    Based upon expenditures for fiscal 1997, the Company estimates that the cash requirements for opening a traditional new store (under 10,000 square feet) will approximate $400,000. This estimate includes $200,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $325,000 ($200,000 net of payables) in inventory investment. The estimate of opening a larger format store (over 10,000 square feet) may vary significantly depending on exact square feet, landlord construction allowance and inventory investment needed to support expected sales levels. These estimates range from $900,00 to $1,900,000.

    The Company's corporate headquarters and distribution center are located on 33 acres in Indianapolis, Indiana. This facility includes 24,000 square feet of office space and 128,000 square feet of warehouse space. Currently, the Company is building a 130,000 square foot addition to the existing distribution center which is expected to be completed by June 1997 at an estimated cost of $3.3 million. If the need for significant expansion arises, the Company believes it has the ability to do so on its existing 33 acres.

COMPETITION
-----------

    The Company's business is highly competitive. Many of the products the Company sells are sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores and mass merchandisers. Some of the Company's primary competitors are large national and/or regional chains that have substantially greater financial and other resources than Finish Line. Among the Company's competition are stores that are owned by major suppliers to the Company. To a lesser extent, the Company competes with mail order and local sporting goods and athletic specialty stores. In many cases, the Company's stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases which the Company enters into do not restrict the opening of stores by competitors.

    The Company attempts to differentiate itself from its competition by operating larger, more attractive, well-stocked stores in high retail traffic areas, with competitive prices and knowledgeable and courteous customer service. The Company attempts to keeps its prices competitive with athletic specialty and sporting goods stores in each trade area, including competitors that are not necessarily located inside the mall. The Company believes it accomplishes this by effectively mixing high profile and brand name merchandise with promotional and opportunistic purchases of other brand name merchandise and by controlling expenses, especially administrative and overhead expenses, with small, efficient departments throughout the organization.

SEASONAL BUSINESS
-----------------

The Company's business follows a seasonal pattern, peaking over a total of about 12 weeks during the late summer (August through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal year ended March 1, 1997, these periods accounted for approximately 33% of the Company's annual sales.

EMPLOYEES
---------

As of April 1, 1997, the Company employed approximately 5,890 persons, 1,210 of whom were full-time and 4,680 of whom were part-time. Of this total, 255 were employed at the Company's Indianapolis, Indiana corporate headquarters and distribution center and 24 were employed as national, regional, and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company's employees are represented by a union and employee relations are generally considered good.

TRADEMARKS
----------

    The Company has registered in the United States Patent and Trademark Office several trademarks relating to its business.

    The Company believes its trademark and service mark registrations are valid, and it intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks and service marks.

ITEM 2 - PROPERTIES

    In November 1991, the Company moved into its existing corporate headquarters and distribution center located on 16 acres in Indianapolis, Indiana. The facility, which is owned by the Company, was designed and constructed to the Company's specifications and includes automated conveyor and storage rack systems designed to reduce labor costs, increase efficiency in processing merchandise and enhance space productivity. In 1992, the Company purchased an additional 17 adjacent acres, thus bringing the total size of the headquarters property to 33 acres. This facility includes 24,000 square feet of office space
and 128,000 square feet of warehouse space.   The Company has started
construction of a 130,000 square feet addition to the existing warehouse which
is expected to be completed by June 1997.   In addition, the 33 acres will
permit the headquarters and distribution center to be expanded to an aggregate of approximately 800,000 square feet through the expansion of the existing building and construction of additional buildings.

STORE LOCATIONS
---------------

    At April 1, 1997, the Company operated 260 stores in 27 states. The following table sets forth information concerning the Company's stores.




                   ENCLOSED    STRIP
STATE               MALLS     CENTERS    TOTAL
-----               -----     -------    -----
Alabama                1        -            1
Arkansas               2        -            2
Colorado               1        -            1
Florida               14        -           14
Georgia               13        -           13
Illinois              17        -           17
Indiana               22        1           23
Iowa                   5        -            5
Kansas                 5        -            5
Kentucky               6        -            6
Louisiana              5        -            5
Maryland               7        -            7
Michigan              11        -           11
Mississippi            2        -            2
Missouri               5        -            5
Nebraska               4        -            4
New York              10        -           10
North Carolina        11        2           13
Ohio                  37        1           38
Oklahoma               6        -            6
Pennsylvania          17        -           17
South Carolina         2        -            2
Tennessee              9        -            9
Texas                 24        -           24
Virginia               9        -            9
West Virginia          5        -            5
Wisconsin              6        -            6
                    -----     -------    -----

TOTALS               256        4          260

    The Company leases all of its stores. Initial lease terms for the Company's stores generally range from five to ten years in duration without renewal options, although some of the stores are subject to leases for five years with one of more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount.

ITEM 3 -  LEGAL PROCEEDINGS

    The Company is from time to time, involved in certain legal proceedings in the ordinary course of conducting its business. Management believes there are no pending legal proceedings in which the Company is currently involved which will have a material adverse effect on the Company's financial position.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                                    PART II
                                    ---- --


ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

    The information required by this item is incorporated herein by reference to the inside front cover page and the inside back cover of the 1997 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6 -  SELECTED FINANCIAL DATA

    The information required by this item is incorporated herein by reference to page 14 of the 1997 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated herein by reference to pages 15 through 17 of the 1997 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated herein by reference to page 16 and pages 19 through 24 of the 1997 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements between the Registrant and its independent auditors on matters of accounting principles or practices.

                                   PART III
                                   ---- ---

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated herein by reference to the Sections entitled "Election of Directors--Nominees", and "Management-- Executive Officers and Directors" in the 1997 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Section entitled "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the Section entitled "Securities Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the Sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement.

                                    PART IV
                                    ---- --

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. The following financial statements of The Finish Line, Inc. and the report of independent auditors included in the 1997 Annual Report to Stockholders are incorporated herein by reference:

              Report of Independent Auditors
              Balance Sheets as of March 1, 1997 and February 29, 1996. Statements of Income for the years ended March 1, 1997, February 29, 1996 and February 28, 1995.
              Statements of Changes in Stockholders' Equity for the years ended March 1, 1997, February 29, 1996 and February 28, 1995. Statements of Cash Flows for the years ended March 1, 1997, February 29, 1996 and February 28, 1995.
              Notes to Financial Statements -- March 1, 1997.

          2. The Financial Statement Schedule of The Finish Line, Inc. is listed in Item 14(d).

    (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on December 4, 1996 with respect to a press release issued by the Company on December 4, 1996

         The Company filed a report on Form 8-K on December 18, 1996 with respect to a press release issued by the Company on December 18, 1996

         The Company filed a report on Form 8-K on March 7, 1997 with respect to a resolution of the Board of Directors of The Finish Line, Inc. dated March 4, 1997 in which the Board approved and ratified a change in the Company's fiscal year end.


    (c)  Exhibits


Exhibit
Number        Description
------        -----------

3.1.1     Restated Certificate of Incorporation of The Finish  Line, Inc.*

3.1.2 Certificate of Amendment to the Restated Certificate of Incorporation of The Finish Line, Inc.*

3.2       Bylaws of The Finish Line, Inc. as amended and restated.*

4.1 1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.******

10.6.2 Form of Incentive Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.*

10.6.3 Form of Non-Qualified Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.*

10.7 Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.*

10.18     Amended and Restated Tax Indemnification Agreement**

10.20     The Finish Line, Inc. Non-Employee Director Stock Option Plan.***

10.21.1   The Finish Line, Inc. Profit Sharing Plan as Amended and Restated.****

10.21.2 Amendment to The Finish Line, Inc. Profit Sharing Plan dated January 1, 1993.****

10.21.3 Second Amendment to The Finish Line, Inc. Profit Sharing Plan dated January 1, 1994.****

10.23.1 Loan Agreement among NBD Bank, NA and The Finish Line, Inc. dated July 20, 1995.*****

10.23.2 Revolving Line of Credit Promissory Note in the amount of $25,000,000 dated July 20, 1995.*****

10.24.1 First Amendment to Loan Agreement among NBD Bank, NA. And The Finish Line, Inc. dated September 1, 1996.*******

10.24.2 Amended and Restated Promissory Note (unsecured) in the amount of $30,000,000 dated September 1, 1996.*******

11        Statement RE: Computation of Net Income Per Share.

13        Annual Report to Stockholders for the year ended March 1, 1997

21        Subsidiaries of The Finish Line, Inc.

23        Consent of Ernst & Young LLP (independent auditors).

27        Financial Data Schedule

* Previously filed as a like numbered exhibit to the Registrant's Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.

** Previously filed as a like numbered exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended May 31, 1994 and incorporated herein by reference.

*** Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 33-84590) and incorporated herein by reference.

**** Previously filed as a like numbered exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-20184) for the year ended February 28, 1995 and incorporated herein by reference.

***** Previously filed as a like numbered exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended August 31, 1995 and incorporated herein by reference.

****** Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 33-95720) and incorporated herein by reference.

******* Previously filed as a like numbered exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended August 31, 1996 and incorporated herein by reference.

    (d)  Financial Statement Schedule                            Page
                                                                 ----

         Schedule II --  Valuation and Qualifying Accounts        18

         All supporting schedules other than the above have been omitted because they are not required or the information to be set forth therein is included in the financial statements or in the notes thereto.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE FINISH LINE, INC.



Date:  May 12, 1997 By:/s/ Steven J. Schneider,
                       -----------------------
                       Steven J. Schneider, Sr. Vice President Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature to this Annual Report on Form 10-K appears below hereby constitutes and appoints Alan H. Cohen, and Steven J. Schneider as such person's true and lawful attorney-in-fact and agent with full power of substitution for such person and in such person's name, place and stead, in any and all capacities, to sign and to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents in connection therewith, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any substitute therefore, may lawfully do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 12, 1997 /s/ Alan H. Cohen
                    -----------------
                    Alan H. Cohen, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:  May 12, 1997 /s/ David I. Klapper
                    --------------------
                    David I. Klapper, Executive Vice President, and Director

Date:  May 12, 1997 /s/ David M. Fagin
                    ------------------
                    David M. Fagin, Executive Vice President and  Director

Date:  May 12, 1997 /s/ Larry J. Sablosky
                    ---------------------
                    Larry J. Sablosky, Executive Vice President and Director

Date:  May 12, 1997 /s/ Jonathan K. Layne
                    ---------------------
                    Jonathan K. Layne, Director

Date:  May 12, 1997 /s/ Jeffrey H. Smulyan
                    ----------------------
                    Jeffrey H. Smulyan, Director

INDEX TO FINANCIAL STATEMENT SCHEDULE                  PAGE
--------------------------------------                 ----

II  -  Valuation and Qualifying Accounts                18

                             THE FINISH LINE, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)

COL A                          COL B     COL C      COL D     COL E
-----                          -----     -----      -----     -----

                                               Additions

                                             --------------
                                                     CHARGED TO
                            BALANCE       CHARGED TO OTHER      DEDUC-      BALANCE
                            AT BEG.       COSTS AND  ACCOUNTS-  TIONS-      AT END OF
DESCRIPTION                 OF PERIOD     EXPENSE    DESCRIBE   DESCRIBE    PERIOD
                            ----------   ---------   --------   ---------   ------
Year ended
 February 28, 1995:

Deducted from asset
 account:
 Reserve for inven-
 tory obsolescence.......         $628        $196         --          --    $  824
                            ----------   ---------   --------   ---------   -------
  Total..................         $628        $196         $0          $0    $  824
                            ==========   =========   ========   =========   =======
Year ended
 February 29, 1996:

Deducted from asset
 account:
 Reserve for inventory
 obsolescence............         $824        $961         --          --    $1,785
                            ----------   ---------   --------   ---------   -------
  Total..................         $824        $961         $0          $0    $1,785
                            ==========   =========   ========   =========   =======

Year ended
March 1, 1997:

Deducted from asset
 account:
 Reserve for inven-
 tory obsolescence....          $1,785      $1,015         --          --    $2,800
                            ----------   ---------   --------   ---------   -------
Total.................          $1,785      $1,015         $0          $0    $2,800
                            ==========   =========   ========   =========   =======

          EXHIBIT INDEX
          -------------

                                                                  Sequentially
Exhibit                                                             Numbered
Number            Description                                         Page
------            -----------                                         ----

11     Statement RE: Computation of Net Income Per Share.               20

13     Annual Report to Stockholders for the year ended March 1, 1997   21

21     Subsidiaries of The Finish Line, Inc.                            49

23     Consent of Ernst & Young LLP (independent auditors).             50

27     Financial Data Schedule                                          51