Form 10-Q
period 1997-05-31
FINISH LINE INC /DE/
filed 1997-06-30
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                      ___________________________________

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

      For the thirteen week period ended May 31, 1997
                                         ------------


                                      OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
---   EXCHANGE ACT OF 1934


For the transition period from _____________________  to _______________________

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



3308 North Mitthoeffer Road      Indianapolis,      Indiana          46236
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (zip code)


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
                               Yes  X    No
                                   ---      ---


     Shares of common stock outstanding at June 20, 1997:



                               Class A   18,005,042
                               Class B    7,967,206

                        PART 1.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                  May 31,        March 1,
                                                   1997           1997
                                                ---------        --------
                                               (Unaudited)

                                    ASSETS


CURRENT ASSETS:
Cash and cash equivalents                       $ 47,206         $ 51,212
Short-term marketable securities                   9,232           11,516
Accounts receivable                                6,317            4,849
Merchandise inventories                           88,419           81,991
Deferred income taxes                              1,630            2,785
Other                                              1,816            3,631

                                                --------         --------
     Total current assets                        154,620          155,984

PROPERTY AND EQUIPMENT:
Land                                                 315              315
Building                                           4,238            4,238
Leasehold improvements                            34,883           32,732
Furniture, fixtures, and equipment                15,256           14,071
Construction in progress                           3,954            4,120

                                                --------         --------
                                                  58,646           55,476

Less accumulated depreciation                     17,508           15,958
                                                --------         --------
                                                  41,138           39,518

OTHER ASSETS:
Marketable securities                             19,940           20,106
Deferred income taxes                              2,077            2,110
Other                                                  8               --

                                                --------         --------
                                                  22,025           22,216
                                                --------         --------

  Total assets                                  $217,783         $217,718
                                                ========         ========


                            See accompanying notes.

                             THE FINISH LINE, INC.


                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                         May 31,     March 1,
                                                          1997         1997
                                                       ---------     --------
                                                      (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts Payable                                           $ 29,202  $ 27,589
Notes payable to bank                                           350        --
Employee compensation and related payroll taxes               2,456     4,853
Accrued income taxes                                          1,564     5,176
Accrued property and sales tax                                2,209     2,448
Other liabilities and accrued expenses                        3,275     3,839

                                                           --------  --------
  Total current liabilities                                  39,056    43,905


Long-term deferred rent payments                              4,118     3,938

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000
  shares authorized; none issued                                 --        --
Common Stock, $.01 par value
 Class A:
  Shares authorized - 30,000
  Shares issued and outstanding - (May 31, 1997 - 17,995;
   March 1, 1997 - 17,192)                                      180       172
 Class B:
  Shares authorized - 12,000
  Shares issued and outstanding -  (May 31, 1997 - 7,967;
   March 1, 1997 - 8,750)                                        80        87
Additional paid-in capital                                  118,375   118,132
Retained earnings                                            55,974    51,484

                                                           --------  --------
  Total stockholders' equity                                174,609   169,875
                                                           --------  --------
Total liabilities and stockholders' equity                 $217,783  $217,718
                                                           ========  ========

                            See accompanying notes.

                             THE FINISH LINE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                  Thirteen     Three
                                                    Weeks      Weeks
                                                    Ended      Ended
                                                   May 31,    May 31,
                                                    1997       1996
                                                   -------    -------
Net sales                                          $87,537    $71,744
Cost of sales (including occupancy expenses)        60,903     50,212
                                                   -------    -------

Gross profit                                        26,634     21,532
Selling, general, and administrative expenses       20,083     16,042
                                                   -------    -------

Operating income                                     6,551      5,490
Interest expense (income) - net                       (722)       194
                                                   -------    -------

Income before income taxes                           7,273      5,296
Provision for federal and state income taxes         2,782      2,119
                                                   -------    -------

Net income                                         $ 4,491    $ 3,177
                                                   =======    =======

Fully diluted net income per share                    $.17       $.15
                                                   =======    =======

Fully diluted weighted average shares               26,568     21,336
                                                   =======    =======

                            See accompanying notes.

                             THE FINISH LINE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands) - (Unaudited)

                                                         Thirteen     Three
                                                           Weeks      Weeks
                                                           Ended      Ended
                                                           May 31,    May 31,
                                                            1997       1996
                                                           -------    -------

OPERATING ACTIVITIES:
Net Income                                                 $ 4,491    $  3,177
Adjustments to reconcile net income to net
  cash used in operating activities:
Depreciation and amortization                                1,550       1,386
Deferred income taxes                                        1,188         (98)
Gain on disposal of property and equipment                      (4)         (6)
Changes in operating assets and liabilities:
  Accounts receivable                                       (1,468)     (1,121)
  Merchandise inventories                                   (6,428)      2,621
  Other current assets                                       1,815        (298)
  Other assets                                                  (8)         --
  Accounts payable                                           1,613      (7,483)
  Employee compensation and related payroll taxes           (2,397)       (827)
  Accrued income taxes                                      (3,612)       (304)
  Other liabilities and accrued expenses                      (803)        (35)
  Deferred rent payments                                       180         180
                                                           -------     -------
    Net cash used in operating activities                   (3,883)     (2,808)


INVESTING ACTIVITIES:
Purchases of property and equipment                         (3,184)     (2,197)
Proceeds from disposal of property and equipment                18          13
Purchases of marketable securities                            (393)         --
Proceeds from maturity of marketable securities              2,843          --
                                                           -------     -------
     Net cash used in investing activities                    (716)     (2,184)


FINANCING ACTIVITIES:
Proceeds from short-term and long-term debt                  7,950      33,100
Principal payments on short-term and long-term debt         (7,600)    (27,900)
Proceeds and tax benefits from exercise of stock options       243         396
                                                           -------     -------
     Net cash provided by financing activities                 593       5,596
                                                           -------     -------
Net increase (decrease) in cash and cash equivalents        (4,006)        604
Cash and cash equivalents at beginning of  period           51,212       1,686
                                                           -------     -------
Cash and cash equivalents at end of period                 $47,206    $  2,290
                                                           =======    ========


                            See accompanying notes

                             THE FINISH LINE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of The Finish Line, Inc. and its wholly-owned subsidiary Spike's Holding, Inc. (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.

     The Company has experienced, and expects to continue to experience, significant variability in sales and net income from reporting period to reporting period. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

     Except for the historical information contained herein, the matters discussed in this filing are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, the availability of products, management of growth, and the other risks detailed in the Company's Securities and Exchange Commission filings.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 1, 1997.

2.   Change in Fiscal Year End

     Effective with the quarter ended March 1, 1997, the Company changed its fiscal year from a fiscal year ending each February 28 to a 52/53 week retail calendar year ending on the last Saturday closest to February 28. As a result of this change, each of the Company's quarters will consist of thirteen weeks. In a 53 week fiscal year, the fourth quarter will include fourteen weeks. The thirteen weeks ended May 31, 1997 includes 91 days versus 92 days for the first quarter of fiscal 1997 which ended on May 31, 1996. All results presented herein reflect such 1 day difference in the reporting periods.

3.   Accounting Change

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary (basic) and fully diluted (diluted) earnings per share for these periods is not expected to be material.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

                                                         Thirteen     Three
                                                           Weeks      Weeks
                                                           Ended      Ended
                                                           May 31,    May 31,
                                                            1997       1996
                                                           -------    -------
                                                              (Unaudited)

Net Sales                                                  100.0%     100.0%
Cost of sales (including occupancy expenses)                69.6       70.0
                                                           -----      -----

Gross profit                                                30.4       30.0
Selling, general and administrative expenses                22.9       22.4
                                                           -----      -----

Operating income                                             7.5        7.6
Interest expense (income) - net                              (.8)        .3
                                                           -----      -----

Income before federal and state income taxes                 8.3        7.3
Provision for federal and state income taxes                 3.2        2.9
                                                           -----      -----

Net income                                                   5.1%       4.4%
                                                          ======     ======


THIRTEEN WEEKS ENDED 5/31/97 COMPARED TO FIRST QUARTER ENDED 5/31/96

     Net sales increased 22.0% to $87.5 million for the thirteen weeks ended
May 31, 1997 from $71.7 million for the quarter ended May 31, 1996. Of this increase, $13.1 million was attributable to a 16.2% increase in the number of stores open during the period from 229 at May 31, 1996 to 266 at May 31, 1997. The balance of the increase was attributable to a $700,000 increase in net sales from the eleven existing stores open only part of the first three months of last year and a comparable store sales increase of 0.7% for the thirteen weeks ended May 31, 1997 for those stores opened during the entire three months of last year. Comparable net footwear sales for the thirteen weeks ended May 31, 1997 increased 1.7% versus the thirteen weeks ended May 31, 1996. Comparable net activewear and accessories decreased 2.3% for the comparable period. Net sales per square foot decreased to $77 from $82 for the same period of the prior year.

     Gross profit for the thirteen weeks ended May 31, 1997 was $26.6 million, an increase of $5.1 million over the quarter ended May 31, 1996. During this same period, gross profit increased to 30.4% of net sales versus 30.0% for the prior year. Of this .4% increase, 1.1% was due to higher margins for products sold which was partially offset by a .7% increase in occupancy costs as a percentage of net sales.

     Selling, general and administrative expenses increased $4.1 million (25.2%) to $20.1 million (22.9% of net sales) for the thirteen weeks ended May 31, 1997 from $16.0 million (22.4% of net sales) for the quarter ended May 31, 1996. This dollar increase was primarily attributable to the operating costs related to operating 37 additional stores at May 31, 1997 versus May 31, 1996. The increase as a percentage of net sales is primarily a result of store wages not being leveraged due to the modest comparable net sales increase of 0.7% for the thirteen weeks ended May 31, 1997, as well as net sales including one less day than the prior year due to the change to the retail calendar.

     Net interest income was $722,000 (.8% of net sales) for the thirteen week period ended May 31, 1997, compared to net interest expense of $194,000 (.3% of net sales) for the quarter ended May 31, 1996, an increase of $916,000. This increase was the result of using the proceeds of the Company's public offering completed on June 19, 1996 to repay all existing outstanding indebtedness under the Company's unsecured committed Loan Agreement with the remainder of these proceeds (along with the proceeds from the Company's public offering completed on December 18, 1996), being invested in interest bearing instruments.

     The Company's provision for federal and state income taxes increased $663,000 for the thirteen weeks ended May 31, 1997. The increase is due to the increased level of income before income taxes for the thirteen weeks ended May 31, 1997, partially offset by a decrease in the effective tax rate to 38.25% for the thirteen weeks ended May 31, 1997 from 40.0% for the quarter ended May 31, 1996. The decrease in effective tax rate is a result of the Company's significant investment in tax exempt instruments along with implementation of tax planning initiatives.

     Net income increased 41.4% to $4.5 million for the thirteen weeks ended
May 31, 1997 compared to $3.2 million for the quarter ended May 31, 1996. Fully diluted net income per share increased 13.3% to $.17 for the thirteen weeks ended May 31, 1997 compared to $.15 for the quarter ended May 31, 1996. Fully diluted weighted average shares outstanding were 26,568,000 and 21,336,000, respectively, for the periods ended May 31, 1997 and 1996. The increase in shares outstanding resulted from the completion of two public stock offerings in fiscal 1997.

Liquidity and Capital Resources

     The Company had a net use of cash of $3.9 million from its operating activities during the thirteen weeks ended May 31, 1997 as compared to a net use of cash from operating activities of $2.8 million during the quarter ended May 31, 1996.

     The Company had a net use of cash from its investing activities, of $716,000 and $2.2 million for the thirteen weeks ended May 31, 1997 and the quarter ended May 31, 1996, respectively. Of the $716,000 in 1997, $3.2 million was used for new stores construction which was partially offset by a $2.5 million net maturity of marketable securities.

     The Company's working capital was $115.6 million at May 31, 1997 which was a $3.5 million increase in working capital from $112.1 million at March 1, 1997.

     Merchandise inventories were $88.4 million at May 31, 1997 compared to $82.0 million at March 1, 1997. On a per square foot basis, merchandise inventories at May 31, 1997 decreased 9.8% compared to May 31, 1996, and were 4.4% lower than at March 1, 1997. The Company believes present levels are appropriate for the selling season.

     At May 31, 1997, the Company had cash and cash equivalents of $47.2 million and short-term marketable securities of $9.2 million and $350,000 of short term interest bearing debt. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. Short-term marketable securities range in maturity from 90-365 days from date of purchase and are primarily invested in tax exempt municipal obligations.

     In April 1997 the Company announced plans to accelerate its store expansion from a previously announced increase in retail square footage of 35% for fiscal 1998 to an increase of approximately 40% to 45%. Management believes that cash on hand, operating cash flow and borrowings under the Company's existing bank facility will be sufficient to complete the Company's fiscal 1998 store expansion program and to satisfy the Company's other capital requirements through fiscal 1998.

     In 1996, President Clinton signed a bill which among other items, increased the minimum wage effective October 1, 1996 from $4.25 to $4.75 per hour and subsequently to $5.15 per hour on September 1, 1997. Although many of the Company's store employees are part-time and paid hourly, the passage of this bill is not expected to have a material adverse effect on the Company's financial condition or results of operation.

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



                                                THE FINISH LINE, INC.



Date:  June 25, 1997                            By: /s/ Steven J. Schneider
                                                ----------------------------
                                                  Sr. Vice President,
                                                  Finance, Chief
                                                  Financial Officer and
                                                  Secretary