Form 10-Q
period 1997-08-30
FINISH LINE INC /DE/
filed 1997-09-30
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                      ___________________________________



                                 FORM 10-Q

(Mark One)



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934


     For the thirteen week period ended August 30, 1997
                                        ---------------


                                 OR



     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
     EXCHANGE ACT OF 1934


For the transition period from                    to
                              --------------------  --------------------


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

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes  X    No ___
                                     ---



   Shares of common stock outstanding at September 19, 1997:



                                 Class A   17,963,216

                                 Class B    7,965,732

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)



ASSETS                                  August 30,     March 1,
                                          1997           1997

                                        ----------     --------
                                        (Unaudited)

CURRENT ASSETS
Cash and cash equivalents                 $ 68,229     $ 51,212
Short-term marketable securities             9,468       11,516
Accounts receivable                          7,202        4,849
Merchandise inventories                    106,513       81,991
Deferred income taxes                        1,820        2,785
Other                                        2,520        3,631

                                        ----------     --------
 Total current assets                      195,752      155,984


PROPERTY AND EQUIPMENT
Land                                           315          315
Building                                     7,792        4,238
Leasehold improvements                      40,630       32,732
Furniture, fixtures, and equipment          16,415       14,071
Construction in progress                       830        4,120

                                        ----------     --------
                                            65,982       55,476

Less accumulated depreciation               19,180       15,958

                                        ----------     --------
                                            46,802       39,518
OTHER ASSETS
Marketable securities                       19,223       20,106
Deferred income taxes                        2,085        2,110
Other                                          154           --

                                        ----------     --------
                                            21,462       22,216

                                        ----------     --------
 Total assets                             $264,016     $217,718
                                        ==========     ========




                            See accompanying notes.

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                August 30,    March 1,
LIABILITIES AND STOCKHOLDERS' EQUITY               1997         1997
                                                ----------    --------
                                                (Unaudited)
CURRENT LIABILITIES
Accounts payable                                $   62,295    $ 27,589
Employee compensation and related payroll
   taxes                                             3,927       4,853
Accrued income taxes                                 2,159       5,176
Accrued property and sales tax                       4,082       2,448
Other liabilities and accrued expenses               4,235       3,839

                                                ----------    --------
 Total current liabilities                          76,698      43,905

Long-term deferred rent payments                     4,298       3,938


STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000
   shares authorized; none issued                       --          --
Common Stock, $.01 par value
  Class A:
    Shares authorized - 30,000
    Shares issued and outstanding (August 30,
    1997-17,960; March 1, 1997 - 17,192)               180         172
  Class B:
    Shares authorized - 12,000
    Shares issued and outstanding
    (August 30, 1997- 7,966;
    March 1, 1997 - 8,750)                              80          87
Additional paid-in capital                         118,515     118,132
Retained earnings                                   64,938      51,484
Treasury stock                                        (693)         --

                                                ----------    --------
    Total stockholders' equity                     183,020     169,875

    Total liabilities and stockholders'         ----------    --------
     equity                                       $264,016    $217,718
                                                ==========    ========


                            See accompanying notes.

                             THE FINISH LINE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                    Thirteen         Three        Twenty-         Six
                                                      Weeks         Months        Six Weeks     Months
                                                      Ended          Ended          Ended        Ended
                                                    August 30,     August 31,    August 30,    August 31,
                                                       1997          1996            1997        1996
                                                    ----------     ----------    ----------    ----------

Net sales                                           $ 118,727      $   91,006    $  206,264    $  162,750
Cost of sales (including occupancy expenses)           80,178          61,543       141,081       111,755

                                                    ---------      ----------    ----------    ----------
Gross profit                                           38,549          29,463        65,183        50,995
Selling, general, and administrative expenses          24,744          19,037        44,827        35,079

                                                    ---------      ----------    ----------    ----------
Operating income                                       13,805          10,426        20,356        15,916
Interest expense (income) - net                          (712)           (137)       (1,434)           57

                                                    ---------      ----------    ----------    ----------
Income before income taxes                             14,517          10,563        21,790        15,859
Provision for income taxes                              5,553           4,225         8,335         6,344

                                                    ---------      ----------    ----------    ----------

Net income                                          $   8,964      $    6,338    $   13,455    $    9,515
                                                    =========      ==========    ==========    ==========
Fully diluted net income per share                  $     .34      $      .27    $      .51    $      .42
                                                    =========      ==========    ==========    ==========

Fully diluted weighted average shares                  26,518          23,550        26,546        22,468
                                                    =========      ==========    ==========    ==========



                            See accompanying notes.

                             THE FINISH LINE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In thousands) (Unaudited)

                                                                Twenty-Six       Six Months
                                                                Weeks Ended        Ended
                                                                  8/30/97         8/31/96
                                                                -----------      ----------

Net Income                                                      $    13,455      $    9,515
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                       3,386           2,616
  Deferred income taxes                                                 990            (902)
  Gain on disposals of property and equipment                            (4)            (16)
  Changes in operating assets and liabilities:
    Accounts receivable                                              (2,353)         (3,540)
    Merchandise inventories                                         (24,522)         (6,958)
    Other current assets                                              1,111            (134)
    Other assets                                                       (154)             --
    Accounts payable                                                 34,706           9,893
    Employee compensation and related payroll taxes                    (926)            (94)
    Accrued income taxes                                             (3,017)          1,342
    Other liabilities and accrued expenses                            2,030           2,086
    Deferred rent payments                                              360             360

                                                                -----------      ----------
   Net cash provided by operating activities                         25,062          14,168

                                                                -----------      ----------

INVESTING ACTIVITIES:
Purchases of property and equipment                                 (10,684)         (3,992)
Proceeds from disposals of property and equipment                        18              29
Purchases of marketable securities                                   (1,695)         (4,980)
Proceeds from maturity of short-term marketable securities            4,626              --

                                                                -----------      ----------
   Net cash used in investing activities                             (7,735)         (8,943)

                                                                -----------      ----------
FINANCING ACTIVITIES:
Proceeds from short-term debt                                        10,250          39,800
Principal payments on short-term and long-term debt                 (10,250)        (49,300)
Net proceeds from public offering                                        --          33,559
Proceeds and tax benefit from exercise of stock options                 383             882
Common stock repurchased                                               (693)             --

                                                                -----------      ----------
   Net cash provided by (used in) financing activities                 (310)         24,941

                                                                -----------      ----------
Net increase in cash and cash  equivalents                           17,017          30,166
Cash and cash equivalents at beginning of  period                    51,212           1,686

                                                                -----------      ----------
Cash and cash equivalents at end of period                      $    68,229      $   31,852
                                                                ===========      ==========


                                 See accompanying notes.

                             THE FINISH LINE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

   The accompanying unaudited consolidated financial statements of The Finish Line, Inc. and its wholly-owned subsidiary Spike's Holding, Inc. (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.

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

2. Change in Fiscal Year End

   Effective with the quarter ended March 1, 1997, the Company changed its fiscal year from a fiscal year ending each February 28 to a 52/53 week retail calendar year ending on the last Saturday closest to February 28. As a result of this change, each of the Company's quarters will consist of thirteen weeks. In a 53 week fiscal year, the fourth quarter will include fourteen weeks. The thirteen weeks ended August 30, 1997 includes 91 days versus 92 days for the second quarter of fiscal 1997 which ended on August 31, 1996. The twenty-six weeks ended August 30, 1997 includes 182 days versus 184 days for the six months ended August 31, 1996. All results presented herein reflect these differences in the reporting periods.

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



                                                 Thirteen          Three            Twenty-           Six
                                                   Weeks          Months            Six weeks         Months
                                                   Ended           Ended             Ended            Ended
                                                 August 30,       August 31,        August 30,       August 31,
                                                   1997             1996              1997             1996
                                                 ----------       ----------        ----------       ----------
                                                           (Unaudited)                     (Unaudited)
Income Statement Data:

Net sales                                             100.0%           100.0%            100.0%           100.0%
Cost of sales (including occupancy expenses)           67.5             67.6              68.4             68.7

                                                 ----------       ----------        ----------       ----------
Gross profit                                           32.5             32.4              31.6             31.3
Selling, general and administrative expenses           20.8             20.9              21.7             21.6

                                                 ----------       ----------        ----------       ----------
Operating income                                       11.7             11.5               9.9              9.7
Interest expense (income) - net                         (.6)             (.1)              (.7)              --

                                                 ----------       ----------        ----------       ----------
Income before income taxes                             12.3             11.6              10.6              9.7
Provision for income taxes                              4.7              4.6               4.1              3.9

                                                 ----------       ----------        ----------       ----------
Net income                                              7.6%             7.0%              6.5%             5.8%
                                                 ==========       ==========        ==========       ==========

     THIRTEEN WEEKS ENDED 8/30/97 COMPARED TO SECOND QUARTER ENDED 8/31/96

    Net sales increased 30.5% to $118.7 million for the thirteen weeks ended August 30, 1997 from $91.0 million for the quarter ended August 31, 1996. This increase in net sales was primarily attributable to sales from new stores and comparable store sales increases. As of August 30, 1997, the number of stores in operation increased 19.6% to 281 from 235 at August 31, 1996. During the thirteen weeks ended August 30, 1997, the Company's comparable store sales increased 5.5% compared to the same period in the prior year. Comparable net footwear sales for the thirteen weeks ended August 30, 1997 increased approximately 6.8%. Comparable net activewear and accessories sales for the comparable period increased 2.0%.

    Gross profit for the thirteen weeks ended August 30, 1997 was $38.5 million, an increase of $9.1 million over the quarter ended August 31, 1996. During this same period, gross profit increased to 32.5% of net sales versus 32.4% for the prior year. Of this .1% increase, .4% was due to higher margins for products sold, partially offset by a .3% increase in occupancy costs as a percentage of net sales.

    Selling, general and administrative expenses increased $5.7 million (30.0%) to $24.7 million (20.8% of net sales) for the thirteen weeks ended August 30, 1997 from $19.0 million (20.9% of net sales) for the quarter ended August 31, 1996. This dollar increase was primarily attributable to the operating costs related to operating 46 additional stores at August 30, 1997 versus August 31, 1996.

    Net interest income was $712,000 (.6% of net sales) for the thirteen weeks ended August 30, 1997, compared to net interest income of $137,000 (.1% of net sales) for the quarter ended August 31, 1996, an increase of $575,000. This increase was the result of using the proceeds of the Company's public offering completed on June 19, 1996 to repay all existing outstanding indebtedness under the Company's unsecured committed Loan Agreement with the remainder of these proceeds, (along with the proceeds from the Company's public offering completed on December 18, 1996), being invested in short term interest bearing instruments.

    The Company's provision for federal and state income taxes increased $1.3 million for the thirteen weeks ended August 30, 1997. The increase is due to the increased level of income before income taxes for the thirteen weeks ended August 30, 1997, partially offset by a decrease in the effective tax rate to 38.25% for the thirteen weeks ended August 30, 1997 from 40.0% for the quarter ended August 31, 1996. The decrease in effective tax rate is a result of the Company's significant investment in tax exempt instruments along with the implementation of tax planning initiatives.

    Net income increased 41/4% to $9.0 million for the thirteen weeks ended August 30, 1997 compared to $6.3 million for the quarter ended August 31, 1996. Fully diluted net income per share increased 25.9% to $.34 for the thirteen weeks ended August 30, 1997 compared to fully diluted net income per share of $.27 for the quarter ended August 31, 1996. Fully diluted weighted average shares outstanding were 26,518,000 and 23,550,000, respectively, for the periods ended August 30, 1997 and August 31, 1996. The increase in shares outstanding resulted from the completion of two public stock offerings in fiscal 1997.

TWENTY-SIX WEEKS ENDED 8/30/97 COMPARED TO SIX MONTHS ENDED 8/31/96

    Net sales increased 26.7% ($43.5 million) to $206.3 million for the twenty-six weeks ended August 30, 1997 from $162.8 million for the six months ended August 31, 1996. Of this increase, $18.7 million was attributable to a 19.6% increase in the number of stores open (48 stores opened less 2 stores closed) during the period from 235 at August 31, 1996 to 281 at August 30, 1997. The balance of the increase was due to a $7.3 million increase in net sales from the 17 stores open only part of the first six months of last year and a comparable store sales increase of 3.3% for the twenty-six weeks ended August 30, 1997. Comparable net footwear sales for the twenty-six weeks ended August 30, 1997 increased approximately 4.5%. Comparable net activewear and accessories increased approximately 0.2% for the comparable period. Net sales per square foot decreased to $174 from $182 for the same period of the prior year.

Gross profit for the twenty-six weeks ended August 30, 1997 was $65.2 million, an increase of $14.2 million over the six months ended August 31, 1996. During this same period, gross profit increased to 31.6% of net sales versus 31.3% for the prior year. Of this .3% increase, .8% was due to higher margins for product sold, partially offset by a .5% increase in occupancy costs as a percentage of net sales.

    Selling, general and administrative expenses increased $9.7 million (27.8%) to $44.8 million (21.7% of net sales) for the twenty-six weeks ended August 30, 1997 from $35.1 million (21.6% of net sales) for the six months ended August 31, 1996. This dollar increase was primarily attributable to the operating costs related to operating 46 additional stores at August 30, 1997 versus August 31, 1996.

    Net interest income was $1.4 million (.7% of net sales) for the twenty-six weeks ended August 30, 1997, compared to net interest expense of $57,000 (.0% of net sales) for the six months ended August 31, 1996, an increase of $1.4 million. This increase was the result of using the proceeds of the Company's public offering completed on June 19, 1996 to repay all existing outstanding indebtedness under the Company's unsecured committed Loan Agreement with the remainder of these proceeds, (along with the proceeds from the Company's public offering completed on December 18, 1996), being invested in interest bearing instruments.

    The Company's provision for federal and state income taxes increased $2.0 million to $8.3 million for the twenty-six weeks ended August 30, 1997 from $6.3 million for the six months ended August 31, 1996. The increase is due to the increased level of income before income taxes for the twenty-six weeks ended August 30, 1997, partially offset by a decrease in the effective tax rate to 38.25% for the twenty-six weeks ended August 30, 1997 from 40.0% for the quarter ended August 31, 1997. The decrease in effective tax rate is a result of the Company's significant investment in tax exempt instruments along with implementation of the tax planning initiatives.

    Net income increased 41.4% to $13.5 million for the twenty-six weeks ended August 30, 1997 compared to $9.5 million for the six months ended August 31, 1996. Fully diluted net income per share increased 21.4% to $.51 for the six months ended August 30, 1997 compared to fully diluted net income per share of $.42 for the six months ended August 31, 1996. Weighted average shares outstanding were 26,546,000 and 22,468,000 respectively for the periods ended August 30, 1997, and August 31, 1996. The increase in shares outstanding resulted from the completion of two public stock offerings in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash of $25.1 million from its operating activities during the twenty-six weeks ended August 30, 1997 as compared to $14.2 million during the six months ended August 31, 1996. The increase in cash generated from operating activities was primarily the result of increased net income before depreciation along with an increase in accounts payable (net of merchandise inventory).

    The Company had a net use of cash from its investing activities, of $7.7 million and $8.9 million for the twenty-six weeks ended August 30, 1997 and the six months ended August 31, 1996, respectively. Of the $7.7 million in 1997, $10.7 million was used for new stores construction which was partially offset by a $2.9 million net maturities of marketable securities.

    The Company had working capital of $119.1 million at August 30, 1997 which was an increase of $7.0 million from the working capital of $112.1 million at March 1, 1997.

    At August 30, 1997 the Company had cash and cash equivalents of $68.2 million and short-term marketable securities of $9.5 million and no interest bearing debt. Cash equivalents are primarily invested in tax except instruments with maturities of one to twenty-eight days. Short-term marketable securities range in maturity from 90 - 365 days from date of purchase and are primarily invested in tax exempt municipal obligations.

    Merchandise inventories were $106.5 million at August 30, 1997 compared to $82.0 million at March 1, 1997. On a per square foot basis, merchandise inventories at August 30, 1997 decreased 7.2% compared to August 31, 1996. The Company believes present levels are appropriate for the selling season.

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

    Management believes that cash and cash equivalents on hand, operating cash flow and available borrowings under the Company's existing facility will be sufficient to complete the Company's fiscal 1998 and 1999 store expansion program and to satisfy the Company's other capital requirements through fiscal 1999.

                          PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings
         -----------------
         None.

ITEM 2:  Changes in Securities
         ---------------------
         None.

ITEM 3:  Defaults Upon Senior Securities
         -------------------------------
         None.


ITEM 4:  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

        (a)   The Annual Meeting of Stockholders was held on July 17, 1997.
        (b) The following directors were elected to serve until the 1998 Annual Meeting of stockholders or until their successors have been duly elected and qualified. Of the 15,486,371 shares (1 vote per share) of Class A common stock and the 7,967,206 shares (10 votes per share) of Class B common stock represented at the meeting, the directors were elected by the following votes:

                                Number Of Votes Received
                                ------------------------

                 Name                        For               Against
              -----------                ----------            -------
              Alan H. Cohen              95,143,019             15,412
              David I. Klapper           95,143,739             14,692
              David M. Fagin             94,410,641            747,790
              Larry J. Sablosky          95,143,809             14,622
              Jonathan K. Layne          95,143,809             14,622
              Jeffrey H. Smulyan         95,143,709             14,722


ITEM 5:  Other Information
         -----------------
         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a)  Exhibits

                10.25 -  Second Amendment to Loan Agreement among NBD Bank, NA and The Finish Line, Inc. dated July 16, 1997.
                10.26 -  Revolving Credit Agreement among Spike's Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.
                11 -     Computation of Net Income Per Share.
                27 -     Financial Data Schedule

         (b)  Reports on Form 8-K
              None

                                 SIGNATURES
                                 ----------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE FINISH LINE, INC.



Date:  September 26, 1997             By:   /s/ Steven J. Schneider
                                      -----------------------------
                                      Steven J. Schneider
                                      Sr. Vice President - Finance, Chief
                                      Financial Officer and Secretary