Form 10-Q
period 1997-11-29
FINISH LINE INC /DE/
filed 1998-01-05
CIK 886137

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ___________________________________

                                   FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

     For the thirteen week period ended November 29, 1997
                                        -----------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

                         Commission File number 0-20184


                             The Finish Line, Inc.
        ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                          35-1537210
--------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer identification number)
of incorporation or organization)

3308 North Mitthoeffer Road        Indianapolis,        Indiana      46236
------------------------------------------------------------------------------
(Address of principal executive offices)                           (zip code)


                                 317-899-1022
   ------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                                Yes  X    No ___
                                    ---

Shares of common stock outstanding at December 26, 1997:

                              Class A   18,167,916
                              Class B    7,842,232

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                          Nov 29,   March 1,
                                           1997      1997
                                        ---------  ---------
                                        (Unaudited)
                      ASSETS

CURRENT ASSETS
Cash and cash equivalents               $  9,061   $ 51,212
Short-term marketable securities          10,470     11,516
Accounts receivable                       10,809      4,849
Merchandise inventories                  143,004     81,991
Deferred income taxes                      1,710      2,785
Other current assets                       3,227      3,631
Income taxes recoverable                   2,274         --
                                        --------   --------
 Total current assets                    180,555    155,984

PROPERTY AND EQUIPMENT
Land                                         315        315
Building                                   7,564      4,238
Leasehold improvements                    47,827     32,732
Furniture, fixtures, and equipment        17,842     14,071
Construction in progress                   1,447      4,120
                                        --------   --------
                                          74,995     55,476
Less accumulated depreciation             19,907     15,958
                                        --------   --------
                                          55,088     39,518
OTHER ASSETS
Marketable securities                     19,156     20,106
Deferred income taxes                      2,119      2,110
Other                                        237         --
                                        --------   --------
                                          21,512     22,216
                                        --------   --------
 Total assets                           $257,155   $217,718
                                        ========   ========


                            See accompanying notes.

                             THE FINISH LINE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    Nov 29,         March 1,
                                                                     1997            1997
                                                                  ----------      ----------
                                                                 (Unaudited)
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                   $ 53,670        $ 27,589
Employee compensation and related payroll taxes                       4,164           4,853
Accrued income taxes                                                     --           5,176
Accrued property and sales tax                                        3,106           2,448
Other liabilities and accrued expenses                                3,790           3,839
                                                                   --------        --------
  Total current liabilities                                          64,730          43,905

Long-term deferred rent payments                                      4,478           3,938

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares
 authorized; none issued                                                 --              --
Common Stock, $.01 par value
  Class A:
   Shares authorized - 30,000
   Shares issued and outstanding (November 29, 1997 - 18,164;
    March 1, 1997 - 17,192)                                             182             172
  Class B:
   Shares authorized - 12,000
   Shares issued and outstanding (November 29, 1997 - 7,842;
    March 1, 1997 - 8,750)                                               78              87
Additional paid-in capital                                          119,134         118,132
Retained earnings                                                    68,553          51,484
                                                                   --------        --------
   Total stockholders' equity                                       187,947         169,875
                                                                   --------        --------
     Total liabilities and stockholders' equity                    $257,155        $217,718
                                                                   ========        ========

                            See accompanying notes.

                               THE FINISH LINE, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share amounts)
                                  (Unaudited)


                                                     Thirteen      Three       Thirty-       Nine
                                                       Weeks      Months     Nine Weeks     Months
                                                       Ended       Ended        Ended        Ended
                                                     Nov. 29,    Nov. 30,     Nov. 29,     Nov. 30,
                                                       1997        1996         1997         1996
                                                     ---------   ---------   -----------   ---------


Net sales                                           $95,928     $73,003      $302,192    $235,753
Cost of sales (including occupancy expenses)         67,557      51,129       208,638     162,884
                                                    -------     -------      --------    --------
Gross profit                                         28,371      21,874        93,554      72,869
Selling, general, and administrative expenses        23,141      17,747        67,968      52,826
                                                    -------     -------      --------    --------

Operating income                                      5,230       4,127        25,586      20,043
Interest (income) expense - net.                       (624)       (189)       (2,058)       (132)
                                                    -------     -------      --------    --------

Income before income taxes                            5,854       4,316        27,644      20,175
Provision for income taxes                            2,240       1,727        10,575       8,071
                                                    -------     -------      --------    --------
Net income                                          $ 3,614     $ 2,589      $ 17,069    $ 12,104
                                                    =======     =======      ========    ========
Fully diluted net income per share                  $   .14     $   .11      $    .64    $    .53
                                                    =======     =======      ========    ========
Fully diluted weighted average shares                26,555      24,149        26,586      22,975
                                                    =======     =======      ========    ========


                            See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (In thousands)
                                  (Unaudited)

                                                                 Thirty-Nine     Nine Months
                                                                 Weeks Ended        Ended
                                                                  11/29/97        11/30/96
                                                                ------------    -----------
OPERATING ACTIVITIES:
Net Income                                                        $  17,069       $ 12,104
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                                         5,410          3,845
Deferred income taxes                                                 1,066         (1,501)
(Gain) loss on disposal of property and equipment                        (4)            33
Changes in operating assets and liabilities:
  Accounts receivable                                                (5,960)        (6,005)
  Merchandise inventories                                           (61,013)       (11,459)
  Other current assets                                                  404           (768)
  Other assets                                                         (237)            --
  Accounts payable                                                   26,081            611
  Employee compensation and related payroll taxes                      (689)           345
  Accrued income taxes payable/recoverable                           (7,450)         1,431
  Other liabilities and accrued expenses                                609          2,248
  Deferred rent payments                                                540            540
                                                                  ---------       --------
   Net cash provided by (used in) operating activities              (24,174)         1,424

INVESTING ACTIVITIES:
Purchases of property and equipment                                 (20,995)        (7,151)
Proceeds from disposals of property and equipment                        19             29
Purchases of marketable securities                                   (2,630)        (4,980)
Proceeds from maturity of short-term marketable securities            4,626             --
                                                                  ---------       --------
   Net cash used in investing activities                            (18,980)       (12,102)

FINANCING ACTIVITIES:
Proceeds from short-term debt                                        12,050         42,200
Principal payments on short-term debt                               (12,050)       (51,700)
Net proceeds from public offering                                        --         33,559
Proceeds and tax benefit from exercise of stock options                 657          3,446
Purchase of treasury stock                                             (693)            --
Contribution of treasury stock to pension plan                        1,039             --
                                                                  ---------       --------
   Net cash provided by financing activities                          1,003         27,505
                                                                  ---------       --------
Net increase (decrease) in cash and cash equivalents                (42,151)        16,827
Cash and cash equivalents at beginning of period                     51,212          1,686
                                                                  ---------       --------
Cash and cash equivalents at end of period                        $   9,061       $ 18,513
                                                                  =========       ========

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


2.   Change in Fiscal Year End

          Effective with the quarter ended March 1, 1997, the Company changed its fiscal year from a fiscal year ending each February 28 to a 52/53 week retail calendar year ending on the last Saturday closest to February 28. As a result of this change, each of the Company's quarters will consist of thirteen weeks. In a 53 week fiscal year, the fourth quarter will include fourteen weeks. The thirteen weeks ended November 29, 1997 includes 91 days versus 91 days for the third quarter of fiscal 1997 which ended on November 30, 1996. The thirty-nine weeks ended November 29, 1997 includes 273 days versus 275 days for the nine months ended November 30, 1996. All results presented herein reflect these differences in the reporting periods.

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

                                                     Thirteen      Three       Thirty-        Nine
                                                      Weeks      Months     Nine weeks      Months
                                                      Ended       Ended        Ended         Ended
                                                    Nov. 29,    Nov. 30,     Nov. 29,      Nov. 30,
                                                      1997        1996         1997          1996
                                                   ---------   ---------   -----------   -----------

                                                       (Unaudited)              (Unaudited)
Income Statement Data:

Net sales                                            100.0%      100.0%        100.0%        100.0%
Cost of sales (including
 occupancy expenses)                                  70.4        70.0          69.0          69.1
                                                     -----       -----         -----         -----
Gross profit                                          29.6        30.0          31.0          30.9
Selling, general and administrative expenses          24.1        24.3          22.5          22.4
                                                     -----       -----         -----         -----
Operating income                                       5.5         5.7           8.5           8.5
Interest (income) expense - net                        (.6)        (.2)          (.6)          (.1)
                                                     -----       -----         -----         -----
Income before income taxes                             6.1         5.9           9.1           8.6
Provision for income taxes                             2.3         2.4           3.5           3.5
                                                     -----       -----         -----         -----
Net income                                             3.8%        3.5%          5.6%          5.1%
                                                     =====       =====         =====         =====


THIRTEEN WEEKS ENDED 11/29/97 COMPARED TO THIRD QUARTER ENDED 11/30/96

          Net sales increased 31.4% to $95.9 million for the thirteen weeks ended November 29, 1997 from $73.0 million for the quarter ended November 30, 1996. This increase in net sales was primarily attributable to net sales from new stores and comparable store sales increases. As of November 29, 1997, the number of stores in operation increased 19.9% to 301 from 251 at November 30, 1996. During the thirteen weeks ended November 29, 1997, the Company's comparable store sales increased 3.0% compared to the same period in the prior year. Comparable footwear net sales for the thirteen weeks ended November 29, 1997 increased approximately 6.4% versus the quarter ended November 30, 1996. Comparable activewear and accessories net sales decreased approximately 2.5% for the comparable period. Net sales per square foot decreased to $72 from $73 for the same period of the prior year.

          Gross profit for the thirteen weeks ended November 29, 1997 was $28.4 million, an increase of $6.5 million over the quarter ended November 30, 1996. During this same period, gross profit decreased to 29.6% of net sales versus 30.0% for the prior year. Of this .4% decrease, .5% was due to an increase in occupancy costs as a percentage of net sales partially offset by a .1% increase in margins for products sold.

          Selling, general and administrative expenses increased $5.4 million (30.4%) to $23.1 million (24.1% of net sales) for the thirteen weeks ended November 29, 1997 from $17.7 million (24.3% of net sales) for the quarter ended November 30, 1996. This dollar increase was primarily attributable to the operating costs related to operating 50 additional stores at November 29, 1997 versus November 30, 1996. The decrease as a percentage of net sales is primarily a result of the comparable store net sales increase of 3.0% for the thirteen weeks ended November 29, 1997, along with improved expense controls.

  Net interest income was $624,000 (.6% of net sales) for the thirteen weeks ended November 29, 1997, compared to net interest income of $189,000 (.2% of net sales) for the quarter ended November 30, 1996, an increase of $435,000. This increase was a result of using the proceeds of the secondary offering completed on June 19, 1996 to repay all existing outstanding indebtedness under its unsecured committed Loan Agreement with the remainder of the proceeds (along with the proceeds from the Company's public offering completed on December 18,
1996), being invested in interest bearing instruments.

          The Company's provision for federal and state income taxes increased to $2.2 million for the thirteen weeks ended November 29, 1997, from $1.7 million for the quarter ended November 30, 1996. The increase is due to the increased level of income before income taxes for the thirteen weeks ended November 29, 1997, partially offset by a decrease in the effective tax rate to 38.25% for the thirteen weeks ended November 29, 1997 from 40.0% for the quarter ended November 30, 1996. The decrease in effective tax rate is a result of the Company's significant investment in tax exempt instruments along with the implementation of tax planning initiatives.

          Fully diluted net income per share increased 27.3% to $.14 for the thirteen weeks ended November 29, 1997 compared to fully diluted net income per share of $.11 for the quarter ended November 30, 1996. Fully diluted weighted average shares outstanding were 26,555,000 and 24,149,000 respectively, for the periods ended November 29, 1997 and November 30, 1996. The increase in shares outstanding resulted from the completion of a public stock offering in December 1996.

THIRTY NINE WEEKS ENDED 11/29/97 COMPARED TO NINE MONTHS ENDED 11/30/96

          Net sales increased 28.2% to $302.2 million for the thirty nine weeks ended November 29, 1997 from $235.8 million for the nine months ended November 30, 1996. Of this increase, $38.6 million was attributable to a 19.9% increase in the number of stores open during the period from 251 at November 30, 1996 to 301 at November 29, 1997. The balance of the increase was attributable to a $20.9 million increase in net sales from the 34 existing stores open only part of the first nine months of last year and a comparable store increase of 3.3% for the thirty nine weeks ended November 29, 1997. Comparable footwear net sales for the thirty nine weeks ended November 29, 1997 increased approximately 5.0%. Comparable activewear and accessories net sales decreased approximately
 .8% for the comparable period. Net sales per square foot decreased to $246 from $254 for the same period of the prior year.

          Gross profit for the thirty nine weeks ended November 29, 1997 was $93.6 million, an increase of $20.7 million over the nine months ended November 30, 1996. During this same period, gross profit increased to 31.0% of net sales versus 30.9% for the prior year. Of this .1% increase, .6% was due to higher margins for products sold, offset by a .5% increase in occupancy costs as a percentage of net sales.

          Selling, general and administrative expenses increased $15.1 million (28.7%) to $68.0 million (22.5% of net sales) for the thirty nine weeks ended November 29, 1997 from $52.8 million (22.4% of net sales) for the nine months ended November 30, 1996. This dollar increase was primarily attributable to the operating costs related to operating 50 additional stores at November 29, 1997 versus November 30, 1996.

  Net interest income was $2.1 million (.6% of net sales) for the thirty nine weeks ended November 29, 1997, compared to net interest income of $132,000 (.1% of net sales) for the nine months ended November 30, 1996, an increase of $1.9 million. This increase was a result of using the proceeds of the secondary offering completed on June 19, 1996 to repay all existing outstanding indebtedness under its unsecured committed Loan Agreement with the remainder of the proceeds (along with the proceeds from the Company's public offering completed on December 18, 1996), being invested in interest bearing instruments.

          The Company's provision for federal and state income taxes increased $2.5 million for the thirty nine weeks ended November 29, 1997. The increase is due to the increased level in income before income taxes for the thirty nine weeks ended November 29, 1997, partially offset by a decrease in the effective tax rate to 38.25% for the thirty nine weeks ended November 29, 1997 from 40.0% for the quarter ended November 30, 1996. The decrease in effective tax rate is a result of the Company's significant investment in tax exempt instruments along with the implementation of tax planning initiatives.

          Fully diluted net income per share increased 20.8% to $.64 for the thirty nine weeks ended November 29, 1997 compared to fully diluted net income per share of $.53 for the nine months ended November 30, 1996. Fully diluted weighted average shares outstanding were 26,586,000 and 22,975,000 respectively for the periods ended November 29, 1997 and November 30, 1996. The increase in shares outstanding resulted from the completion of two public stock offerings in fiscal 1997.

Liquidity and Capital Resources

          The Company used cash of $24.2 million in its operating activities during the thirty nine weeks ended November 29, 1997 as compared to generating cash from its operating activities of $1.4 million during the nine months ended November 30, 1996. The increase in cash used in operating activities was primarily the result of increased inventory levels (net of accounts payable) partially offset by increased net income.

          The Company had a net use of cash from its investing activities, of $18.9 million and $12.1 million for thirty nine weeks ended November 29, 1997 and the nine months ended November 30, 1996, respectively. Of the $18.9 million in 1997, $21.0 million was used for new store construction, which was partially offset by $2.0 million net maturities of marketable securities.

          The Company anticipates that total capital expenditures for fiscal 1998 will be approximately $30 - $33 million primarily for the opening of 53 new stores, the remodeling of 19 stores and additions to the corporate offices and distribution center.

          Management believes that cash and cash equivalents on hand, operating cash flow and available borrowings under the Company's existing credit facility will be sufficient to complete the Company's fiscal 1998 and 1999 store expansion program and to satisfy the Company's other capital requirements through fiscal 1999.

          The Company had positive working capital of $115.8 million at November 29, 1997, an increase of $3.7 million from the working capital of $112.1 million at March 1, 1997.

          Merchandise inventories were $143.0 million at November 29, 1997 compared to $82.0 million at March 1, 1997. On a per square foot basis, merchandise inventories at November 29, 1997 increased approximately 12% compared to November 30, 1996, and were approximately 20% higher than at March 1, 1997. The increase in inventory per square foot is a result of early receipts of holiday season merchandise as well as build up due to delayed opening of stores during the third quarter. The Company believes present levels are appropriate for the selling season.

          At November 29, 1997 the Company had cash and cash equivalents of $9.1 million and short-term investments of $10.5 million and no interest bearing debt. The short-term investments range in maturity from 90 days to 180 days while the majority of cash equivalents are invested in tax exempt instruments with maturities of one to seven days.

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

              None.

                                      SIGNATURES
                                      ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE FINISH LINE, INC.


Date:  December 29, 1997                   By: /s/ Steven J. Schneider
                                              -------------------------
                                           Steven J. Schneider
                                           Sr. Vice President - Finance, Chief
                                           Financial Officer and Secretary