Form 10-K405
period 1998-02-28
FINISH LINE INC /DE/
filed 1998-05-08
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  AT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER 0-20184
                       -------

                             THE FINISH LINE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
        DELAWARE                                              35-1537210
--------------------------                            --------------------------
 (STATE OF INCORPORATION)                              (I.R.S. EMPLOYER ID NO.)
3308 N. MITTHOEFFER ROAD, INDIANAPOLIS, INDIANA                  46236
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (317) 899-1022
                               -----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
(TITLE OF EACH CLASS)                (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
        NONE                                            NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     CLASS A COMMON STOCK, $.01 PAR VALUE
                               -----------------
  INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 YES X  NO __
                                    ----

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.    [X]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF APRIL 24, 1998 WAS APPROXIMATELY $452,364,000 WHICH WAS BASED ON THE LAST SALE PRICE REPORTED FOR SUCH DATE BY NASDAQ.

 THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON APRIL 24, 1998 WAS:
                          CLASS A COMMON STOCK: 18,862,982

                          CLASS B COMMON STOCK:  7,249,068

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE REGISTRANT'S PROXY STATEMENT DATED JUNE 9, 1998 FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JULY 16, 1998 (HEREINAFTER REFERRED TO AS THE "1998 PROXY STATEMENT") ARE INCORPORATED INTO PART III.

  PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998 (HEREINAFTER REFERRED TO AS THE "1998 ANNUAL REPORT TO STOCKHOLDERS") ARE INCORPORATED INTO PARTS II AND IV.

                                 PART I
                                 ------


ITEM 1 - BUSINESS

General
-------

    Over the last 20 years, The Finish Line, Inc. together with its wholly owned subsidiary Spike's Holding, Inc. (the "Company"or "Finish Line") has grown into one of the largest mall based specialty retailers of brand name athletic, outdoor and casual footwear, activewear and accessories in the United States. As of April 1, 1998, the Company operated 304 stores in 33 states. A Finish Line store generally carries a large selection of men's, women's and children's athletic and casual shoes, as well as a broad assortment of activewear and accessories. Brand names offered by the Company include Nike, adidas, Reebok, Fila, Lugz, Converse, Champion, Nautica, Asics, Airwalk, Logo Athletic, Timberland and New Balance.

    The Company attempts to distinguish itself from other athletic footwear specialty retailers through larger mall-based store formats. Finish Line stores average approximately 5,250 square feet, and the Company's stores opened during fiscal 1998 averaged approximately 8,100 square feet. The Company's strategy is to create an exciting and entertaining retail environment by continually updating store designs, and to operate a larger store size which permits greater product depth and merchandising flexibility. Since activewear and accessories generally carry higher gross margins, Finish Line devotes a greater percentage of its sales area to these products than typical athletic footwear specialty stores. Activewear and accessories accounted for approximately 31% of the Company's net sales in fiscal 1998.

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

NEW STORE OPENINGS. Since the Company's initial public offering in June 1992, Finish Line has expanded from 104 stores to 304 stores at April 1, 1998. The Company opened 53 new stores in fiscal 1998 and intends to open 50 to 60 new stores in fiscal 1999, which represents increases of approximately 21% in fiscal 1998 and 16% to 20% in fiscal 1999. Total square footage increased 46% in fiscal 1998 as a result of the Company's strategy of opening larger traditional stores, as well as selected larger format stores.

    For fiscal 1999 the Company plans to increase its total square footage open by approximately 30%. Much of this square footage growth will result from a continued emphasis on larger stores. The Company expects that its new stores will be in both new and existing geographic markets.

LARGER STORES. The Company has been adding larger stores to its chain over the past five years. This strategy allows for greater product depth and merchandising flexibility, which the Company believes improves its ability to compete against both mall-based and non-mall-based athletic retailers, and will result in total square footage increasing at a faster rate than store count. In conjunction with these large stores the Company has developed three store formats:

     TRADITIONAL FORMAT CONCEPT - These stores are less than 10,000 square feet in size. They typically are stocked with 600-700 footwear styles and 10,000+ shoes. While the average size of all traditional concept stores is 4,500 square feet, traditional concept stores opened in fiscal 1998 averaged 5,800 square feet.

     MEDIUM FORMAT CONCEPT - These stores are 10,000 to 14,999 square feet in size. They are typically stocked with 1,000 footwear styles and 20,000 shoes. In this size store the Company features innovations such as Nike Concept Shops.

     LARGE FORMAT CONCEPT - These stores are more than 15,000 square feet in size. They are typically stocked with 1,300 footwear styles and 30,000+ shoes. This format offers Finish Line the opportunity to establish a dominant presence in the best major malls throughout the country.

COMMITMENT TO CONTINUALLY STRENGTHEN INFRASTRUCTURE. Over the past three years, Finish Line has made a number of strategic infrastructure investments, including enhancements to its management, store operations, and distribution and information systems. Significant management additions and organizational changes include recruiting additional senior management professionals with significant industry experience, as well as centralizing the supervision of the footwear and activewear/accessories departments to improve communication and coordination between the two areas. In addition, staffs in both departments have been increased to allow the buyers and merchandisers to focus more time and attention on specific product categories.

    The Company has also invested in management information systems and the distribution center by implementing Electronic Data Interchange (EDI) and radio frequency (RF) technologies in inventory management/distribution areas. Both technologies are designed to improve the efficiency of inventory management as well as response time and in-stock position. In June 1997, the Company completed a 130,000 square foot addition to its distribution center. Projects currently under construction are a 22,000 square foot addition to the existing office building and a 100,000 square foot addition of floor space in the existing distribution center through the addition of mezzanine levels.


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


                                            Year Ended
                                 ---------------------------------

                                    Feb. 28,    March 1,    Feb. 29,
     Category                         1998        1997        1996
     --------                        ------      ------      ------
     Footwear                          69%         68%         67%
     Activewear/Accessories            31%         32%         33%
                                     ------      ------      ------
     Total                            100%        100%        100%
                                     ======      ======      =====

    All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the corporate headquarters. The store manager and district manager, along with management at the Company's headquarters, review the merchandise mix to adapt to permanent or temporary changes or trends in the marketplace.

Footwear
--------

    Finish Line's distinctive curved shoe wall is stocked with the latest in athletic, casual and outdoor footwear that the industry has to offer, including:
Nike, adidas, Reebok, Lugz. Fila, Nautica, Asics, Timberland, Airwalk, Rockport, Clarks, Ecco, Lugz, Converse and many others. To make shopping easier for customers, footwear is categorized into definable sections including: basketball, cross-training, running, aerobics, tennis, cleated, golf, outdoor, casual and lifestyle. Most categories are available in men's, women's and children's styles.

Activewear/Accessories
----------------------

    Many of the same companies which supply Finish Line with quality footwear also supply activewear, including products made by Nike, adidas, Fila and Reebok. Additional suppliers include Champion and Logo Athletic, along with outdoor activewear from Columbia, Woolrich, North Face, Timberland and Helly Hansen. In addition, the Company offers fashion brands including FuBu, Perry Ellis, RP55 and enyce. Many vendors offer footwear, activewear and accessories in "collections". Categories of activewear consist of jackets, caps, tops, bottoms, windwear, running wear, warm-ups, fleece, fitness wear and sport-casual wear. Many of these categories include licensed products bearing the logos of college and professional teams. Among the accessories offered by the Company are socks, athletic bags, backpacks, sunglasses, watches and shoe-care products.


MARKETING
---------

     The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes television, direct mail, consumer print, outdoor, and the internet in its marketing efforts.

    The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense for fiscal 1998 and fiscal 1997 was 1.7% and 1.5%, respectively, of net sales, after deducting co-op reimbursements. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multimillion dollar advertising campaigns of its key suppliers, such as Nike, adidas, Reebok and Fila.

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

    The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 165 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 63% and 69% of total purchases in fiscal 1998 and fiscal 1997, respectively. The Company purchased approximately 87% and 89% of total merchandise in fiscal 1998 and fiscal 1997, respectively, from its five largest suppliers. The Company and its vendors have the capability to use EDI technology to streamline purchasing and distribution operations.

    Finish Line's corporate headquarters and distribution center is located on 33 acres in Indianapolis, Indiana. The facility was designed to Finish Line's specifications and is owned by the Company. It includes automated conveyor and storage rack systems designed to reduce labor costs, increase efficiency in processing merchandise and enhance space productivity. The existing facility includes 24,000 square feet of office space and 256,000 square feet of warehouse space. During fiscal 1998, the Company commenced building 100,000 square feet of additional floor space in the distribution center through the addition of mezzanine levels and commenced building a 22,000 square foot addition to its existing office space. These projects are expected to be completed by June 1998. The Company believes it has the ability to significantly expand the distribution center on its existing 33 acres.

    The Company has implemented warehouse management computer software for distribution center processing that features RF technology. This system has helped improve productivity and accuracy as well as reduce the time it takes to send merchandise to stores. The Company believes this innovative technology will continue to improve its operations as well as allow for real-time tracking of inventory within the distribution center.

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

    As is commonly known, there is a potential issue facing companies regarding the ability of information systems to accommodate the year 2000. The Company has completed an assessment and will have to modify portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. The costs related to these modification are not expected to exceed $250,000.

    The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to remidiate their own year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

STORE OPERATIONS
----------------

    The Company has a Senior Vice President - Store Operations and regional and district managers who visit the stores regularly to review the implementation of Company plans and policies, monitor operations, and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at corporate headquarters. Each store has a store manager responsible for supervision and overall operations, one or more assistant mangers and additional full and part-time sales associates. Management believes that the Finish Line store format and attentive customer service helps to control inventory shrinkage, which was approximately 1.1% of net sales in fiscal 1998.

    Regional, district and store managers receive a fixed salary and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All assistant store managers and sales associates are paid on an hourly basis.


Real Estate
-----------

    As of April 1, 1998, Finish Line operated 304 stores in 33 states. With the exception of four strip-center stores, all Finish Line stores are located in enclosed shopping malls. The typical store format has a sales floor, which includes a try-on area and a display area where each style of footwear carried in the store is displayed by category (e.g., basketball, tennis, running), and an adjacent stock room where the footwear inventory is maintained. Sales floors in all stores represents approximately 65% to 75% of the total space. In addition to its typical store format, the Company operates approximately 19 stores using a "rack store" format, where footwear inventory is kept directly on the sales floor.

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

    Based upon expenditures for fiscal 1998, the Company estimates that the cash requirements for opening a traditional new store (under 10,000 square feet) will approximate $475,000. This estimate includes $250,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $325,000 ($225,000 net of payables) in inventory investment. The estimate of opening a larger format store (over 10,000 square feet) may vary significantly depending on exact square footage, landlord construction allowance and inventory investment needed to support expected sales levels. These estimates range from $900,00 to $1,900,000.

    The Company's corporate headquarters and distribution center are located on 33 acres in Indianapolis, Indiana. This facility includes 24,000 square feet of office space and 256,000 square feet of warehouse space. Currently, the Company is building a 22,000 square foot addition to the existing office and is adding 100,000 square feet of floor space in the existing distribution center through the addition of mezzanine levels. If the need for significant expansion arises, the Company believes it has the ability to do so on its existing 33 acres.

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

SEASONAL BUSINESS
-----------------

The Company's business follows a seasonal pattern, peaking over a total of about 12 weeks during the late summer (Late July through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal year ended February 28, 1998, these periods accounted for approximately 35% of the Company's annual sales.

EMPLOYEES
---------


As of April 1, 1998, the Company employed approximately 7,370 persons, 1,490 of whom were full-time and 5,880 of whom were part-time. Of this total, 315 were employed at the Company's Indianapolis, Indiana corporate headquarters and distribution center and 26 were employed as regional and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company's employees are represented by a union and employee relations are generally considered good.

PROFIT SHARING PLAN
-------------------


    The Company has in the past purchased on the open market a limited amount of Class A Common Stock and later contributed it in lieu of cash to the Company's profit sharing plan. Although the Company has no current plans to again make such purchases for such purpose, it may do so in the future.

TRADEMARKS
----------


    The Company has registered in the United States Patent and Trademark Office several trademarks relating to its business.


    The Company believes its trademark and service mark registrations are valid, and it intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks and service marks.


ITEM 2 - PROPERTIES


    In November 1991, the Company moved into its existing corporate headquarters and distribution center located on 16 acres in Indianapolis, Indiana. The facility, which is owned by the Company, was designed and constructed to the Company's specifications and includes automated conveyor and storage rack systems designed to reduce labor costs, increase efficiency in processing merchandise and enhance space productivity. In 1992, the Company purchased an additional 17 adjacent acres, thus bringing the total size of the headquarters property to 33 acres. This facility includes 24,000 square feet of office space
and 256,000 square feet of warehouse space.   The Company has started
construction of a 22,000 square feet addition to the existing office building and an addition of 100,000 square feet of floor space to the existing distribution center through the addition of mezzanine levels. These projects are expected to be completed by June 1998. In addition, the 33 acres will permit the headquarters and distribution center to be expanded to an aggregate of approximately 800,000 square feet through the expansion of the existing building and construction of additional buildings.

STORE LOCATIONS
---------------


    At April 1, 1998, the Company operated 304 stores in 33 states. With the exception of four strip center stores, all Finish Line stores are located in enclosed shopping malls. The following table sets forth information concerning the Company's stores.




STATE                              TOTAL                           STATE                    TOTAL
--------------------------    ---------------          ----------------------------    ---------------
Alabama                              2                 Missouri                               8
Arizona                              4                 Nebraska                               4
Arkansas                             2                 New Hampshire                          1
Colorado                             2                 New Jersey                             2
Connecticut                          3                 New York                              16
Florida                             16                 North Carolina                        14
Georgia                             13                 Ohio                                  38
Illinois                            22                 Oklahoma                               6
Indiana                             23                 Pennsylvania                          16
Iowa                                 5                 South Carolina                         3
Kansas                               8                 Tennessee                             10
Kentucky                             7                 Texas                                 26
Louisiana                            5                 Virginia                              11
Maryland                             7                 Washington                             1
Massachusetts                        1                 West Virginia                          5
Michigan                            13                 Wisconsin                              8
Mississippi                          2                                                 ---------------
                                                       Total                                 304




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

                                 PART II
                                 -------


ITEM 5 -   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS


    The information required by this item is incorporated herein by reference to pages 27 through 28 and the inside back cover of the 1998 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.


ITEM 6 -  SELECTED FINANCIAL DATA


    The information required by this item is incorporated herein by reference to page 13 of the 1998 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.


ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         CONDITION
AND RESULTS OF OPERATIONS


    The information required by this item is incorporated herein by reference to pages 14 through 17 of the 1998 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.


ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    The information required by this item is incorporated herein by reference to pages 15 through 16 and pages 18 through 26 of the 1998 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.


ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON         ACCOUNTING
AND FINANCIAL DISCLOSURE


    There were no disagreements between the Registrant and its independent auditors on matters of accounting principles or practices.

                                 PART III
                                 --------


ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated herein by reference to the Sections entitled "Election of Directors--Nominees", and "Management-- Executive Officers and Directors" in the 1998 Proxy Statement.

ITEM 11 -  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Section entitled "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The information required by this item is incorporated herein by reference to the Section entitled "Securities Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the Sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement.



                                 PART IV
                                 -------

ITEM 14 -  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. The following financial statements of The Finish Line, Inc. and the report of independent auditors included in the 1998 Annual Report to Stockholders are incorporated herein by reference:

           Report of Independent Auditors
           Consolidated Balance Sheets as of February 28, 1998 and March 1,
            1997.
           Consolidated Statements of Income for the years ended February 28,
            1998, March 1, 1997, and February 29, 1996.
           Consolidated Statements of Changes in Stockholders' Equity for the
            years ended February 28, 1998, March 1, 1997, and February 29, 1996. Consolidated Statements of Cash Flows for the years ended February
            28, 1998, March 1, 1997 and February 29, 1996.
           Notes to Consolidated Financial Statements  February 28, 1998.

       2.The Financial Statement Schedule of The Finish Line, Inc. is listed in
         Item 14(d).

  (b)  Reports on Form 8-K

       None.

  (c)  Exhibits


Exhibit
Number   Description
-------  -----------
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

10.18    Amended and Restated Tax Indemnification Agreement**

10.20    The Finish Line, Inc. Non-Employee Director Stock Option Plan.***

10.21.1  The Finish Line, Inc. Profit Sharing Plan as Amended and Restated.****

10.21.2  Amendment to The Finish Line, Inc. Profit Sharing Plan dated January 1,
         1993.****

10.21.3  Second Amendment to The Finish Line, Inc. Profit Sharing Plan dated
         January 1 1994.****

10.23.1  Loan Agreement among NBD Bank, NA and The Finish Line Inc., dated July
         20, 1995.*****

10.23.2 Revolving Line of Credit Promissory Note in the amount of $25,000,000 dated July 20, 1995.*****

10.24.1  First Amendment to Loan Agreement among NBD Bank, NA. And The Finish
         Line, Inc. dated September 1, 1996.*******

10.24.2  Amended and Restated Promissory Note (unsecured) in the amount of
         $30,000,000 dated September 1, 1996.*******

10.25    Second Amendment to Loan Agreement among NBD Bank, NA and The Finish
         Line, Inc. dated July 16, 1997. ********

10.26    Revolving Credit Agreement among Spike's Holding, Inc., and The Finish
         Line, Inc. dated May 4, 1997. ********

11       Statement RE: Computation of Net Income Per Share.

13       Annual Report to Stockholders for the year ended February 28, 1998.

21       Subsidiaries of The Finish Line, Inc.

23       Consent of Ernst & Young LLP (independent auditors).

27.1     Financial Data Schedule for year ended February 28, 1998 and March 1,
         1997

27.2 Restated Financial Data Schedule for 39 weeks ended November 29, 1997 and 9 months ended November 30, 1996.

27.3     Restated Financial Data Schedule for 26 weeks ended August 30, 1997 and
         6 months ended August 31, 1996.

27.4 Restated Financial Data Schedule for 13 weeks ended May 31, 1997 and 3 months ended May 31, 1996.

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

*****    Previously filed as a like numbered exhibit to the Registrant's
         Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended
         August 31, 1995 and incorporated herein by reference .

******   Previously filed as a like numbered exhibit to the Registrant's
         Registration Statement on Form S-8 (File No. 33-95720) and incorporated herein by reference.

*******  Previously filed as a like numbered exhibit to the Registrant's
         Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended
         August 31, 1996 and incorporated herein by reference.

******** Previously filed as a like numbered exhibit to the Registrants'
         Quarterly Report on Form 10Q (File No. 01-20184) for the quarter ended
         August 30, 1997 and incorporated herein by reference.

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

                                       THE FINISH LINE, INC.



Date:  May 6, 1998  By:/s/ Steven J. Schneider,
                       -----------------------
                    Steven J. Schneider, Sr. Vice President Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

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


Date:  May 6, 1998  /s/ Alan H. Cohen
                    --------------------------
                    Alan H. Cohen, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:  May 6, 1998  /s/ David I. Klapper
                    --------------------------
                    David I. Klapper, Executive Vice President, and Director

Date:  May 6, 1998  /s/ David M. Fagin
                    --------------------------
                    David M. Fagin, Executive Vice President and  Director

Date:  May 6, 1998  /s/ Larry J. Sablosky
                    --------------------------
                    Larry J. Sablosky, Executive Vice President and Director

Date:  May 6, 1998  /s/ Jonathan K. Layne
                    --------------------------
                    Jonathan K. Layne, Director

Date:  May 6, 1998  /s/ Jeffrey H. Smulyan
                    --------------------------
                    Jeffrey H. Smulyan, Director

INDEX TO FINANCIAL STATEMENT SCHEDULE              PAGE
-------------------------------------              ----

II  -  Valuation and Qualifying Accounts            18

                             THE FINISH LINE, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)

COL A                       COL B        COL C       COL D      COL E
-----                       -----        -----       -----      -----

                                         Additions
                                    --------------------

                                                     CHARGED TO
                            BALANCE      CHARGED TO  OTHER      DEDUC-      BALANCE
                            AT BEG.      COSTS AND   ACCOUNTS-  TIONS-      AT END OF
DESCRIPTION                 OF PERIOD    EXPENSE     DESCRIBE   DESCRIBE    PERIOD
-------------------------------------------------------------------------------------
Year ended
 February 29, 1996:

Deducted from asset
 account:
 Reserve for inventory
 obsolescence............   $   824        $   961       --          --     $ 1,785
                            -------        -------   --------   ---------   -------
  Total..................   $   824        $   961   $    0     $     0     $ 1,785
                            =======        =======   ========   =========   =======



Year ended
March 1, 1997:

Deducted from asset
 account:
 Reserve for inven-
 tory obsolescence.......   $ 1,785        $ 1,015       --          --     $ 2,800

Total....................   $ 1,785        $ 1,015   $    0     $     0     $ 2,800
                            =======        =======   ========   =========   =======

Year ended
 February 28, 1998:

Deducted from asset
 account:
 Reserve for inven-
 tory obsolescence.......   $ 2,800        $   200       --          --     $ 3,000
                            -------        -------   --------   ---------   -------
  Total..................   $ 2,800        $   200   $    0     $     0     $ 3,000
                            =======        =======   ========   =========   =======

        EXHIBIT INDEX
        -------------

Exhibit                                                                              Numbered
Number                            Description                                          Page
-------      -----------------------------------------------------------------     ------------
11           Statement RE: Computation of Net Income Per Share.

13           Annual Report to Stockholders for the year ended February 28, 1998

21           Subsidiaries of The Finish Line, Inc.

23           Consent of Ernst & Young LLP (independent auditors).

27.1         Financial Data Schedule for year ended February 28, 1998 and
             March 1, 1997

27.2         Restated Financial Data Schedule for 39 weeks ended November
             29, 1997 and 9 months ended November 30, 1996.

27.3 Restated Financial Data Schedule for 26 weeks ended August 30, 1997 and 6 months ended August 31, 1996.

27.4 Restated Financial Data Schedule for 13 weeks ended May 31, 1997 and 3 months ended May 31, 1996.