Form 10-Q
period 1998-05-30
FINISH LINE INC /DE/
filed 1998-06-29
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      __________________________________

                                  FORM 10-Q
(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


      For the thirteen week period ended May 30, 1998
                                         ------------

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________________

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
                                Yes  X    No___
                                    ---

     Shares of common stock outstanding at June 19, 1998:

                                  Class A   18,916,721
                                  Class B    7,244,068

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                        May 30,     February 28,
                                                         1998           1998
                                                        -------     ------------
                                                      (Unaudited)
                                    ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $ 19,463         $ 28,113
Short-term marketable securities                          8,796            7,886
Accounts receivable                                      11,960            4,668
Merchandise inventories                                 129,342          130,150
Deferred income taxes                                     2,211            2,275
Other                                                     2,388            1,988
                                                       --------         --------
     Total current assets                               174,160          175,080

PROPERTY AND EQUIPMENT:
Land                                                        315              315
Building                                                  9,681            7,517
Leasehold improvements                                   54,575           49,549
Furniture, fixtures, and equipment                       25,315           21,547
Construction in progress                                  1,298            3,828
                                                       --------         --------
                                                         91,184           82,756

Less accumulated depreciation                            23,526           21,844
                                                       --------         --------
                                                         67,658           60,912

OTHER ASSETS:
Marketable securities                                    17,307           17,810
Deferred income taxes                                     1,940            1,951
Other                                                       221              225
                                                       --------         --------
                                                         19,468           19,986
                                                       --------         --------
Total assets                                           $261,286         $255,978
                                                       ========         ========

                            See accompanying notes.

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                           May 30,     February 28,
                                                                            1998          1998
                                                                         -----------   -----------
                                                                         (Unaudited)
                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts Payable                                                            $ 37,635      $ 38,790
Employee compensation and related payroll taxes                                3,137         5,154
Accrued income taxes                                                           3,793         3,377
Accrued property and sales tax                                                 3,065         3,352
Other liabilities and accrued expenses                                         3,400         3,585
                                                                         -----------   -----------
 Total current liabilities                                                    51,030        54,258

Long-term deferred rent payments                                               4,778         4,598

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued             --            --
Common Stock, $.01 par value
 Class A:
  Shares authorized - 30,000
  Shares issued and outstanding - (May 30, 1998 - 18,900;
   February 28, 1998 - 18,170)                                                   189           182
 Class B:
  Shares authorized - 12,000
  Shares issued and outstanding -  (May 30, 1998 - 7,249;
   February 28, 1998 - 7,842)                                                     72            78
Additional paid-in capital                                                   121,270       119,181
Retained earnings                                                             83,947        78,218

Treasury stock - (May 30, 1998 - 0; February 28, 1998 - 40)                       --          (537)
                                                                         -----------   -----------
 Total stockholders' equity                                                  205,478       197,122
                                                                         -----------   -----------
Total liabilities and stockholders' equity                                  $261,286      $255,978
                                                                         ===========   ===========




                            See accompanying notes.

                             THE FINISH LINE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)



                                                  Thirteen Weeks Ended
                                                    May 30,    May 31,
                                                     1998       1997
                                                   --------    -------

Net sales                                          $116,602    $87,537
Cost of sales (including occupancy expenses)         81,379     60,903
                                                   --------    -------
Gross profit                                         35,223     26,634
Selling, general, and administrative expenses        26,472     20,083
                                                   --------    -------
Operating income                                      8,751      6,551
Interest income - net                                  (490)      (722)
                                                   --------    -------
Income before income taxes                            9,241      7,273
Provision for income taxes                            3,512      2,782
                                                   --------    -------
Net income                                         $  5,729    $ 4,491
                                                   ========    =======
Basic net income per share                         $    .22    $   .17
                                                   ========    =======
Basic weighted average shares                        26,072     25,958
                                                   ========    =======
Diluted net income per share                       $    .22    $   .17
                                                   ========    =======
Diluted weighted average shares                      26,505     26,336
                                                   ========    =======





                            See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands) - (Unaudited)

                                                           Thirteen Weeks Ended
                                                             May 30,   May 31,
                                                              1998      1997
                                                           ---------  ---------
OPERATING ACTIVITIES:
Net Income                                                  $ 5,729     $ 4,491
Adjustments to reconcile net income to net cash used in
  operating activities:
Depreciation and amortization                                 2,622       1,550
Contribution of treasury stock to profit sharing plan           981          --
Deferred income taxes                                            75       1,188
(Gain) loss on disposal of property and  equipment                8          (4)
 Changes in operating assets and liabilities:
   Accounts receivable                                       (7,292)     (1,468)
   Merchandise inventories                                      808      (6,428)
   Other current assets                                        (400)      1,815
   Other assets                                                   4          (8)
   Accounts payable                                          (1,155)      1,613
   Employee compensation and related payroll taxes           (2,017)     (2,397)
   Accrued income taxes                                         416      (3,612)
   Other liabilities and accrued expenses                      (472)       (803)
   Deferred rent payments                                       180         180
                                                            -------     -------
   Net cash used in operating activities                       (513)     (3,883)

INVESTING ACTIVITIES:
Purchases of property and equipment                          (9,380)     (3,184)
Proceeds from disposal of property and equipment                  4          18
Purchases of marketable securities                             (915)       (393)
Proceeds from maturity of marketable securities                 508       2,843
                                                            -------     -------
     Net cash used in investing activities                   (9,783)       (716)

FINANCING ACTIVITIES:
Proceeds from short-term debt                                 2,200       7,950
Principal payments on short-term debt                        (2,200)     (7,600)
Proceeds and tax benefits from exercise of stock options      1,646         243
                                                            -------     -------
     Net cash provided by financing activities                1,646         593
                                                            -------     -------
Net decrease in cash and cash equivalents                    (8,650)     (4,006)
Cash and cash equivalents at beginning of  period            28,113      51,212
                                                            -------     -------
Cash and cash equivalents at end of period                  $19,463     $47,206
                                                            =======     =======


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


      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended February 28, 1998.


2.  FAS 130 Comprehensive Income


      As of March 1, 1998 the Company adopted FAS Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of the statement had no impact on the Company's net income, shareholders equity or financial statement presentation as the Company has no comprehensive income components.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


      The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.



                                                           Thirteen Weeks Ended
                                                             May 30,   May 31,
                                                              1998      1997
                                                           ---------  ---------
                                                                (Unaudited)

Net Sales                                                     100.0%     100.0%
Cost of sales (including occupancy expenses)                   69.8       69.6

                                                              -----      -----
Gross profit                                                   30.2       30.4
Selling, general and administrative expenses                   22.7       22.9

                                                              -----      -----
Operating income                                                7.5        7.5
Interest income - net                                           (.4)       (.8)

                                                              -----      -----
Income before income taxes                                      7.9        8.3
Provision for income taxes                                      3.0        3.2

                                                              -----      -----
Net income                                                      4.9%       5.1%
                                                              =====      =====


THIRTEEN WEEKS ENDED MAY 30, 1998 COMPARED TO THIRTEEN WEEKS ENDED MAY 31, 1997


      Net sales increased 33.2% to $116.6 million for the thirteen weeks ended May 30, 1998 from $87.5 million for the thirteen weeks ended May 31, 1997. Of this increase, $18.2 million was attributable to a 18.8% increase in the number of stores open during the period from 266 at May 31, 1997 to 316 at May 30, 1998. The balance of the increase was attributable to a $1.6 million increase in net sales from the fifteen existing stores open only part of the first three months of last year and a comparable store sales increase of 8.2% for the thirteen weeks ended May 30, 1998 for those stores opened during the entire three months of last year. Comparable net footwear sales for the thirteen weeks ended May 30, 1998 increased 9.4% versus the thirteen weeks ended May 31, 1997. Comparable net activewear and accessories increased 4.5% for the comparable period. Net sales per square foot were $77 for both periods presented.


      Gross profit for the thirteen weeks ended May 30, 1998 was $35.2 million, an increase of $8.6 million over the thirteen weeks ended May 31, 1997. During this same period, gross profit decreased to 30.2% of net sales versus 30.4% for the prior year. Of this .2% decrease, .4% was due to an increase in occupancy costs as a percentage of net sales which was partially offset by a .2% increase in margin for products sold.

      Selling, general and administrative expenses increased $6.4 million (31.8%) to $26.5 million (22.7% of net sales) for the thirteen weeks ended May 30, 1998 from $20.1 million (22.9% of net sales) for the thirteen weeks ended May 31, 1997. This dollar increase was primarily attributable to the operating costs related to operating 50 additional stores at May 30, 1998 versus May 31,
1997.   The decrease as a percentage of net sales is primarily a result of the comparable stores net sales increase of 8.2% for the thirteen weeks along with improved expense controls.


      Net interest income was $490,000 (.4% of net sales) for the thirteen week period ended May 30, 1998, compared to net interest income of $722,000 (.8% of net sales) for the thirteen weeks ended May 31, 1997, a decrease of $232,000. This decrease was the result of reduced invested cash balances due to the Company's funding of fiscal 1998 expansion.


      The Company's provision for income taxes increased $730,000 for the thirteen weeks ended May 30, 1998. The increase is due to the increased level of income before income taxes for the thirteen weeks ended May 30, 1998, partially offset by a decrease in the effective tax rate to 38.0% for the thirteen weeks ended May 31, 1998 from 38.25% for the thirteen weeks ended May 31, 1997.


      Net income increased 27.6% to $5.7 million for the thirteen weeks ended May 30, 1998 compared to $4.5 million for the thirteen weeks ended May 31, 1997. Diluted net income per share increased 29.4% to $.22 for the thirteen weeks ended May 30, 1998 compared to $.17 for the thirteen weeks ended May 31, 1997. Diluted weighted average shares outstanding were 26,505,000 and 26,336,000, respectively, for the thirteen weeks ended May 30, 1998 and May 31, 1997.


Liquidity and Capital Resources


      The Company had a net use of cash of $513,000 from its operating activities during the thirteen weeks ended May 30, 1998 as compared to a net use of cash from operating activities of $3.9 million during the quarter ended May 31, 1997.


      The Company had a net use of cash from its investing activities, of $9.8 million and $716,000 for the thirteen weeks ended May 30, 1998 and May 31, 1997, respectively. Of the $9.8 million in 1998, $9.4 million was used for new and remodeled stores construction and the completion on an addition to the corporate offices.


      The Company's working capital was $123.1 million at May 30, 1998 which was a $2.3 million increase in working capital from $120.8 million at February 28, 1998.

      Merchandise inventories were $129.3 million at May 30, 1998 compared to $130.2 million at February 28, 1998. On a per square foot basis, merchandise inventories at May 30, 1998 increased 3.8% compared to May 31, 1997, and were 8.8% lower than at February 28, 1998. The Company believes present levels are appropriate for the selling season.


      At May 30, 1998, the Company had cash and cash equivalents of $19.5 million and short-term marketable securities of $8.8 million. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. Short-term marketable securities range in maturity from 90-365 days from date of purchase and are primarily invested in tax exempt municipal obligations. In addition, the Company held long-term marketable securities of $17.3 million at May 30, 1998. Long-term marketable securities are primarily invested in tax exempt municipal obligations with maturities ranging from one to six years.


      The Company's previously announced expansion plans are to increase its retail square footage by approximately 30% for fiscal 1999. Management believes that cash on hand, operating cash flow and borrowings under the Company's existing bank facility will be sufficient to complete the Company's fiscal 1999 store expansion program and to satisfy the Company's other capital requirements through fiscal 1999.


As is commonly known, there is a potential issue facing companies regarding the ability of information systems to accommodate the year 2000. The Company has completed an assessment and will have to modify portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. The costs related to these modifications are not expected to exceed $250,000.

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


                                                THE FINISH LINE, INC.



Date:  June 26, 1998                            By: /s/ Steven J. Schneider
                                                    -----------------------
                                                  Steven J. Schneider,
                                                  Sr. Vice President,
                                                  Finance, Chief
                                                  Financial Officer and
                                                  Secretary