Form 10-Q
period 1998-08-29
FINISH LINE INC /DE/
filed 1998-09-28
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                      ___________________________________


                                   FORM 10-Q

(Mark One)



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


   For the thirteen week period ended August 29, 1998
                                      ---------------

                                      OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to _________________


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


3308 North Mitthoeffer Road             Indianapolis,       Indiana     46235
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


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


                                 Yes  X    No
                                     ---      ---

   Shares of common stock outstanding at September 18, 1998:

                                 Class A    18,304,671
                                 Class B     7,244,068

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                         August 29,    February 28,
ASSETS                                      1998           1998

                                        -----------    -----------
                                        (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                 $ 37,801       $ 28,113
Short-term marketable securities             4,858          7,886
Accounts receivable                         10,626          4,668
Merchandise inventories                    131,121        130,150
Deferred income taxes                        2,275          2,275
Other                                        2,061          1,988
                                          --------       --------
Total current assets                       188,742        175,080

PROPERTY AND EQUIPMENT:
Land                                           315            315
Building                                    10,490          7,517
Leasehold improvements                      60,047         49,549
Furniture, fixtures, and equipment          27,387         21,547
Construction in progress                     1,931          3,828
                                          --------       --------
                                           100,170         82,756

Less accumulated depreciation               25,506         21,844
                                          --------       --------
                                            74,664         60,912

OTHER ASSETS:
Marketable securities                       16,156         17,810
Deferred income taxes                        2,000          1,951
Other                                          224            225
                                          --------       --------
                                            18,380         19,986
                                          --------       --------
Total assets                              $281,786       $255,978
                                          ========       ========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                                                     August 29,  February 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    1998        1998

                                                                    -----------  -----------
                                                                    (Unaudited)
CURRENT LIABILITIES:
Accounts payable                                                    $  47,755    $  38,790
Employee compensation and related payroll taxes                         4,489        5,154
Accrued income taxes                                                    2,372        3,377
Accrued property and sales tax                                          4,557        3,352
Other liabilities and accrued expenses                                  4,332        3,585
                                                                    ---------    ---------
Total current liabilities                                              63,505       54,258

Long-term deferred rent payments                                        4,958        4,598

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value; 1,000 shares authorized; none issued      --           --

Common Stock, $.01 par value
  Class A:
   Shares authorized - 30,000
   Shares issued and outstanding (August 29,
   1998 - 18,948; February 28, 1998 - 18,170)                             189          182
 Class B:
   Shares authorized - 12,000
   Shares issued and outstanding
   (August 29, 1998 - 7,249; February 28, 1998 - 7,842)                    72           78
Additional paid-in capital                                            121,903      119,181
Retained earnings                                                      91,842       78,218
Treasury stock (August 29, 1998 - 50; February 28, 1998 - 40)            (683)       (537)


    Total stockholders' equity                                        213,323      197,122
                                                                    ---------    ---------
     Total liabilities and stockholders' equity                     $ 281,786    $ 255,978
                                                                    =========    =========

                            See accompanying notes.

                             THE FINISH LINE, INC.


                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                August 29,  August 30,  August 29,  August 30,
                                                  1998        1997        1998        1997
                                                ---------   --------    --------    --------
Net sales                                       $144,719    $118,727    $261,321    $206,264
Cost of sales (including occupancy expense)      100,211      80,178     181,590     141,081
                                                --------    --------    --------    --------
Gross profit                                      44,508      38,549      79,731      65,183
Selling, general, and administrative expenses     32,170      24,744      58,642      44,827
                                                --------    --------    --------    --------
Operating income                                  12,338      13,805      21,089      20,356
Interest income - net                               (397)       (712)       (887)     (1,434)
                                                --------    --------    --------    --------
Income before income taxes                        12,735      14,517      21,976      21,790
Provision for income taxes                         4,839       5,553       8,351       8,335
                                                --------    --------    --------    --------
Net income                                      $  7,896    $  8,964    $ 13,625    $ 13,455
                                                ========    ========    ========    ========
Basic net income per share                      $    .30    $    .35    $    .52    $    .52
                                                ========    ========    ========    ========
Basic weighted average shares                     26,169      25,963      26,121      25,960
                                                ========    ========    ========    ========
Diluted net income per share                    $    .30    $    .34    $    .51    $    .51
                                                ========    ========    ========    ========
Diluted weighted average shares                   26,541      26,304      26,523      26,320
                                                ========    ========    ========    ========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands) (Unaudited)


                                                                         Twenty-Six Weeks Ended
                                                                    August 29, 1998    August 30, 1997
                                                                    ---------------    ---------------
Net Income                                                              $ 13,625           $ 13,455
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                           5,187              3,386
   Contribution of treasury stock to profit sharing plan                     981                  -
   Deferred income taxes                                                     (49)               990
   Loss (Gain) on disposals of property and equipment                          8                 (4)
   Changes in operating assets and liabilities:
      Accounts receivable                                                 (5,958)            (2,353)
      Merchandise inventories                                               (971)           (24,522)
      Other current assets                                                   (73)             1,111
      Other assets                                                             1               (154)
      Accounts payable                                                     8,965             34,706
      Employee compensation and related payroll taxes                       (665)              (926)
      Accrued income taxes                                                (1,005)            (3,017)
      Other liabilities and accrued expenses                               1,952              2,030
      Deferred rent payments                                                 360                360
                                                                        --------           --------
     Net cash provided by operating activities                            22,358             25,062

                                                                        --------           --------
INVESTING ACTIVITIES:
Purchases of property and equipment                                      (18,951)           (10,684)
Proceeds from disposals of property and equipment                              4                 18
Purchases of marketable securities                                        (1,970)            (1,695)
Proceeds from maturity of short-term marketable securities                 6,652              4,626

                                                                        --------           --------
     Net cash used in investing activities                               (14,265)            (7,735)

                                                                        --------           --------
FINANCING ACTIVITIES:
Proceeds from short-term debt                                              2,200             10,250
Principal payments on short-term and long-term debt                       (2,200)           (10,250)
Proceeds and tax benefit from exercise of stock options                    2,279                383
Common stock repurchased                                                    (684)              (693)

                                                                        --------           --------
     Net cash provided by (used in) financing activities                   1,595               (310)

                                                                        --------           --------
Net increase in cash and cash equivalents                                  9,688             17,017
Cash and cash equivalents at beginning of period                          28,113             51,212

                                                                        --------           --------
Cash and cash equivalents at end of period                              $ 37,801           $ 68,229
                                                                        ========           ========


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

2.   Notes Payable to Bank

   The Company entered into an unsecured committed Credit Agreement (the "Facility") as of July 10, 1998 with a syndicate of commercial banks. The Facility, with available credit of $75,000,000 matures on July 10, 2003. At August 29, 1998 there were no borrowings outstanding under the Facility.

   The Facility contains restrictive covenants which limit, among other things, mergers and dividends. In addition, the Company must maintain a fixed charge coverage ratio (as defined) of not less than 1.5 to 1.0, a consolidated tangible net worth of not less than $158,000,000 and a leverage ratio (as defined) of not greater than .63 to 1.0. As of August 29, 1998 the Company was in compliance with all such covenants.

   The interest rate on the Facility is, at the Company's election, either a negotiated rate approximating the federal funds effective rate plus .5% (this rate is available on the first $10,000,000 of borrowings), the bank's libor rate plus .275%, or the bank's prime commercial lending rate. The margin percentage added to the libor rate is subject to adjustment quarterly based on the fixed charge coverage ratio (as defined).

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


                                                  Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                                 August 29,   August 30,   August 29,   August 30,
                                                   1998         1997         1998         1997
                                                   ----         ----         ----         ----
                                                       (Unaudited)               (Unaudited)
Income Statement Data:

Net sales                                         100.0%       100.0%       100.0%       100.0%
Cost of sales (including occupancy expenses)       69.2         67.5         69.5         68.4

                                                  -----        -----        -----        -----
Gross profit                                       30.8         32.5         30.5         31.6
Selling, general and administrative expenses       22.2         20.8         22.4         21.7

                                                  -----        -----        -----        -----
Operating income                                    8.6         11.7          8.1          9.9
Interest income - net                               (.3)         (.6)         (.3)         (.7)

                                                  -----        -----        -----        -----
Income before income taxes                          8.9         12.3          8.4         10.6
Provision for income taxes                          3.4          4.7          3.2          4.1

                                                  -----        -----        -----        -----
Net income                                          5.5%         7.6%         5.2%         6.5%
                                                  =====        =====        =====        =====

     THIRTEEN WEEKS ENDED 8/29/98 COMPARED TO THIRTEEN WEEKS ENDED 8/30/97


    Net sales increased 21.9% to $144.7 million for the thirteen weeks ended August 29, 1998 from $118.7 million for the thirteen weeks ended August 30, 1997. This increase in net sales was primarily attributable to sales from new stores and comparable store sales increases. As of August 29, 1998, the number of stores in operation increased 17.4% to 330 from 281 at August 30, 1997. During the thirteen weeks ended August 29, 1998, the Company's comparable store sales increased 0.1% compared to the same period in the prior year. Comparable net footwear sales for the thirteen weeks ended August 29, 1998 increased approximately 4.1%. Comparable net activewear and accessories sales for the comparable period decreased approximately 11.2%.

    Gross profit for the thirteen weeks ended August 29, 1998 was $44.5 million, an increase of $6.0 million over the thirteen weeks ended August 30, 1997. During this same period, gross profit decreased to 30.8% of net sales versus 32.5% for the prior year. Of this 1.7% decrease, 1.5% was due to an increase in occupancy costs as a percentage of net sales and 0.4% was due to increased inventory shrink expense partially offset by a 0.2% increase in margins for products sold.

    Selling, general and administrative expenses increased $7.4 million (30.0%) to $32.2 million (22.2% of net sales) for the thirteen weeks ended August 29, 1998 from $24.7 million (20.8% of net sales) for the thirteen weeks ended August 30, 1997. This dollar increase was primarily attributable to the operating costs related to operating 49 additional stores at August 29, 1998 versus August 30, 1997. The increase as a percentage of net sales is primarily attributable to higher store payroll costs and weaker sales from the end of July through August.

    Net interest income was $397,000 (.3% of net sales) for the thirteen weeks ended August 29, 1998, compared to net interest income of $712,000 (.6% of net sales) for the quarter ended August 30, 1997, a decrease of $315,000. This decrease was the result of reduced invested cash balances due to the Company's funding of fiscal 1999 expansion.

    The Company's provision for federal and state income taxes decreased $714,000 for the thirteen weeks ended August 29, 1998. The decrease is due to the decreased level of income before income taxes for the thirteen weeks ended August 29, 1998, along with a decrease in the effective tax rate to 38.0% for the thirteen weeks ended August 29, 1998 from 38.25% for the thirteen weeks ended August 30, 1997.

    Net income decreased 11.9% to $7.9 million for the thirteen weeks ended August 29, 1998 compared to $9.0 million for the thirteen weeks ended August 30, 1997. Diluted net income per share decreased 11.8% to $.30 for the thirteen weeks ended August 29, 1998 compared to diluted net income per share of $.34 for the thirteen weeks ended August 30, 1997. Diluted weighted average shares outstanding were 26,541,000 and 26,304,000 respectively, for the thirteen weeks ended August 29, 1998 and August 30, 1997.

TWENTY-SIX WEEKS ENDED 8/29/98 COMPARED TO TWENTY-SIX WEEKS ENDED 8/30/97

    Net sales increased 26.7% ($55.1 million) to $261.3 million for the twenty-six weeks ended August 29, 1998 from $206.3 million for the twenty-six weeks ended August 30, 1997. Of this increase, $30.0 million was attributable to a 17.4% increase in the number of stores open (54 stores opened less 5 stores closed) during the period from 281 at August 30, 1997 to 330 at August 29, 1998. The balance of the increase was due to a $12.6 million increase in net sales from the 30 stores open only part of the twenty-six weeks of last year, an increase of $7.6 million in net sales in remodeled stores and a comparable store sales increase of 3.7% for the twenty-six weeks ended August 29, 1998. Comparable net footwear sales for the twenty-six weeks ended August 29, 1998 increased approximately 6.5%. Comparable net activewear and accessories decreased approximately 4.3% for the comparable period. Net sales per square foot decreased to $166 from $174 for the same period of the prior year.

    Gross profit for the twenty-six weeks ended August 29, 1998 was $79.7 million, an increase of $14.5 million over the twenty-six weeks ended August 30, 1997. During this same period, gross profit decreased to 30.5% of net sales versus 31.6% for the prior year. Of this 1.1% decrease, 1.1% was due to an increase in occupancy costs as a percentage of net sales. Additionally, margin for product sold increased .3%, however it was offset by a .3% increase in inventory shrink expense.

    Selling, general and administrative expenses increased $13.8 million (30.8%) to $58.6 million (22.4% of net sales) for the twenty-six weeks ended August 29, 1998 from $44.8 million (21.7% of net sales) for the twenty-six weeks ended August 30, 1997. This dollar increase was primarily attributable to the operating costs related to operating 49 additional stores at August 29, 1998 versus August 30, 1997. The increase as a percentage of net sales is a result of higher store payroll costs and weaker sales from the end of July through August.

    Net interest income was $887,000 (.3% of net sales) for the twenty-six weeks ended August 29, 1998, compared to net interest income of $1.4 million (.7% of net sales) for the twenty-six weeks ended August 30, 1997, a decrease of $547,000. This decrease was the result of reduced invested cash balances due to the Company's funding of fiscal 1999 expansion.

    The Company's provision for federal and state income taxes increased $16,000 to $8.4 million for the twenty-six weeks ended August 30, 1997 from $8.3 million for the twenty-six weeks ended August 30, 1997. The increase is due to the increased level of income before income taxes for the twenty-six weeks ended August 29, 1998, partially offset by a decrease in the effective tax rate to 38.0% for the twenty-six weeks ended August 29, 1998 from 38.25% for the twenty-six weeks ended August 30, 1997.

    Net income increased 1.3% to $13.6 million for the twenty-six weeks ended August 29, 1998 compared to $13.5 million for the twenty-six weeks ended August 30, 1997. Diluted net income per share was $.51 in each of the twenty-six week periods ended August 29, 1998 and August 30, 1997. Diluted weighted average shares outstanding were 26,523,000 and 26,320,000, respectively, for the periods ended August 29, 1998, and August 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash of $22.4 million from its operating activities during the twenty-six weeks ended August 29, 1998 as compared to $25.1 million during the twenty-six weeks ended August 30, 1997. The decrease in cash generated from operating activities was primarily the result of increased receivable balances.

    The Company had a net use of cash from its investing activities of $14.3 million and $7.7 million for the twenty-six weeks ended August 29, 1998 and August 30, 1997, respectively. In fiscal 1999, $19.0 million was used primarily for construction of new stores and remodeling of existing stores. This was partially offset by a $4.7 million net maturities of marketable securities.

    The Company had working capital of $125.2 million at August 30, 1997, an increase of $4.4 million from the working capital of $120.8 million at February 28, 1998.

    At August 29, 1998 the Company had cash and cash equivalents of $37.8 million and short-term marketable securities of $4.9 million and no interest bearing debt. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. Short-term marketable securities range in maturity from 90 - 365 days from date of purchase and are primarily invested in tax exempt municipal obligations.

    Merchandise inventories were $131.1 million at August 29, 1998 compared to $130.2 million at February 28, 1998 and $106.5 million at August 30, 1997. On a per square foot basis, merchandise inventories at August 29, 1998 decreased 9.2% compared to August 30, 1997. The Company believes present levels are appropriate for the selling season.

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

    As is commonly known, there is a potential issue facing companies regarding the ability of information systems to accommodate the year 2000. The Company has completed an assessment and will have to modify portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with modifications to existing software and planned conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. The costs related to the modifications of existing software are not expected to exceed $250,000.

    On September 3, 1998, the Company announced that its Board of Directors authorized the purchase of up to 2.6 million shares of the Company's Class A Common Stock through December 1999.

                          PART II - OTHER INFORMATION


ITEM 1:  Legal Proceedings
         -----------------
         None.


ITEM 2:  Changes in Securities
         ---------------------
         None.


ITEM 3:  Defaults Upon Senior Securities
         -------------------------------
         None.


ITEM 4:  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

         ( a )  The Annual Meeting of Stockholders was held on July 16, 1998.
         ( b ) The following directors were elected to serve until the 1999 Annual Meeting of stockholders or until their successors have been duly elected and qualified. Of the 15,328,694 shares (1 vote per share) of Class A common stock and the 7,249,068 shares (10 votes per share) of Class B common stock represented at the meeting, the directors were elected by the following votes:

                                        Number Of Votes Received
                                        ------------------------
                 Name                      For           Against
                -----------             ----------       -------
                Alan H. Cohen           87,246,786       572,588
                David I. Klapper        87,246,796       572,578
                David M. Fagin          86,946,796       872,578
                Larry J. Sablosky       87,246,796       572,578
                Jonathan K. Layne       87,246,796       572,578
                Jeffrey H. Smulyan      87,246,696       572,678

         ( c ) The amendment to the Company's 1992 Employee Stock Incentive Plan to increase the number of shares subject thereto from 1,700,000 to 3,500,000 and to approve and ratify the Company's 1992 Employee Stock Incentive Plan, as amended and restated was approved by the stockholders by the following vote:

                     For            Against            Abstain
                     ---            -------            -------
                  80,704,551       3,082,921            25,283

ITEM 5:  Other Information
         -----------------
         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

       ( a )  Exhibits

               10.27 Credit Agreement among The Finish Line, Inc. and NBD Bank, N.A., National City Bank of Indiana, the Northern Trust Company, Suntrust Bank, Central Florida, N.A. and NBD Bank, N.A., as Agent dated July 10, 1998.

               10.27.1 Revolving Credit Note in the amount of $30,000,000 with NBD Bank, N.A. dated July 10, 1998.

               10.27.2 Revolving Credit Note in the amount of $15,000,000 with National City Bank of Indiana dated July 10, 1998.

               10.27.3 Revolving Credit Note in the amount of $15,000,000 with The Northern Trust Company dated July 10, 1998.

               10.27.4 Revolving Credit Note in the amount of $15,000,000 with Suntrust Bank, Central Florida, N.A. dated July 10, 1998.

               11  -      Computation of Net Income Per Share.
               27  -      Financial Data Schedule


       ( b ) Reports on Form 8-K There were no reports filed on Form 8-K during the thirteen week period ending August 29, 1998; however, the Company did file a report on Form 8-K on September 3, 1998 with respect to a press release issued by the Company on September 3, 1998.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE FINISH LINE, INC.



Date:  September 25, 1998             By:   /s/ Steven J. Schneider
                                      -----------------------------
                                      Steven J. Schneider
                                      Sr. Vice President - Finance, Chief
                                      Financial Officer and Assistant Secretary