Form 10-Q
period 1998-11-28
FINISH LINE INC /DE/
filed 1998-12-29
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ___________________________________

                                   FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the thirteen week period ended November 28, 1998
                                        -----------------

                                 OR


___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________

                        Commission File number 0-20184

                             The Finish Line, Inc.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                             35-1537210
--------------------------------------------------------------------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         identification number)

   3308 North Mitthoeffer Road       Indianapolis,        Indiana       46236
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)





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

                                 Yes  X    No
                                     ---      ---

Shares of common stock outstanding at December 18, 1998:

                             Class A   17,592,071
                             Class B    7,244,068

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                        NOVEMBER 28,           FEBRUARY 28,
                                                                            1998                  1998
                                                                        ------------           ------------
                            ASSETS                                       (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                $  9,139                $ 28,113
Short-term marketable securities                                            3,000                   7,886
Accounts receivable                                                        13,605                   4,668
Merchandise inventories                                                   146,741                 130,150
Deferred income taxes                                                       2,787                   2,275
Other                                                                       1,794                   1,988
Income taxes recoverable                                                    1,960                      --
                                                                         --------                --------
Total current assets                                                      179,026                 175,080

PROPERTY AND EQUIPMENT:
Land                                                                          315                     315
Building                                                                   10,637                   7,517
Leasehold improvements                                                     69,398                  49,549
Furniture, fixtures, and equipment                                         29,267                  21,547
Construction in progress                                                      344                   3,828
                                                                         --------                --------
                                                                          109,961                  82,756
Less accumulated depreciation                                              26,858                  21,844
                                                                         --------                --------
                                                                           83,103                  60,912
OTHER ASSETS:
Marketable securities                                                      16,156                  17,810
Deferred income taxes                                                       2,069                   1,951
Other                                                                         258                     225
                                                                         --------                --------
                                                                           18,483                  19,986
                                                                         --------                --------
Total assets                                                             $280,612                $255,978
                                                                         ========                ========

                            See accompanying notes.

                             THE FINISH LINE, INC.


                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                        NOVEMBER 28,           FEBRUARY 28,
                                                                            1998                  1998
                                                                        ------------           ------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY                   (unaudited)
CURRENT LIABILITIES:
Accounts Payable                                                          $ 57,540               $ 38,790
Notes payable to bank                                                        3,000                     --
Employee compensation and related payroll taxes                              4,245                  5,154
Accrued income taxes                                                            --                  3,377
Accrued property and sales tax                                               3,085                  3,352
Other liabilities and accrued expenses                                       5,635                  3,585
                                                                          --------               --------
Total current liabilities                                                   73,505                 54,258

Long-term deferred rent payments                                             5,138                  4,598

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued           --                     --
Common stock, $.01 par value
   Class A:
     Shares authorized - 30,000
     Shares issued and outstanding - (November 28, 1998 - 17,591;
        February 28, 1998 - 18,170)                                            189                    182
   Class B:
     Shares authorized - 12,000
     Shares issued and outstanding - (November 28, 1998 - 7,244;
        February 28, 1998 - 7,842)                                              72                     78
Additional paid-in capital                                                 121,911                119,181
Retained earnings                                                           92,239                 78,218
Treasury stock - (November 28, 1998 -1,363;
   February 28, 1998 - 40)                                                 (12,442)                  (537)
                                                                          --------                -------
     Total stockholders' equity                                            201,969                197,122
                                                                          --------               --------
Total liabilities and stockholders' equity                                $280,612               $255,978
                                                                          ========               ========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                         Thirteen Weeks Ended     Thirty Nine Weeks Ended
                                        ----------------------    -----------------------
                                         NOV. 28,    NOV. 29,     NOV. 28,      NOV. 29,
                                           1998        1997         1998          1997
                                        --------     -------     --------      --------
Net sales                               $109,655     $95,928     $370,976      $302,192
Cost of sales
  (including occupancy expenses)          81,874      67,557      263,464       208,638
                                        --------     -------     --------      --------
Gross profit                              27,781      28,371      107,512        93,554
Selling, general,
   and administrative expenses            27,454      23,141       86,096        67,968
                                        --------     -------     --------      --------
Operating income                             327       5,230       21,416        25,586
Interest income - net.                      (313)       (624)      (1,200)       (2,058)
                                        --------     -------     --------      --------
Income before income taxes                   640       5,854       22,616        27,644
Provision for income taxes                   244       2,240        8,595        10,575
                                        --------     -------     --------      --------
Net income                              $    396     $ 3,614     $ 14,021      $ 17,069
                                        ========     =======     ========      ========
Basic net income per share              $    .02     $   .14     $    .54      $    .66
                                        ========     =======     ========      ========
Basic weighted average shares             25,088      25,943       25,776        25,955
                                        ========     =======     ========      ========
Diluted net income per share            $    .02     $   .14     $    .54      $    .65
                                        ========     =======     ========      ========
Diluted weighted average shares           25,274      26,317       26,106        26,319
                                        ========     =======     ========      ========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In thousands)  (Unaudited)

                                                              Thirty-Nine Weeks Ended
                                                            ----------------------------
                                                            NOVEMBER 28,     NOVEMBER 29,
                                                                1998             1997
                                                            ------------     ------------
OPERATING ACTIVITIES:
Net Income                                                     $14,021          $17,069
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                    7,752            5,410
Contribution of treasury stock to profit shares plan               981            1,039
Deferred income taxes                                             (630)           1,066
(Gain) loss on disposal of property and equipment                    8               (4)
Changes in operating assets and liabilities:
  Accounts receivable                                           (8,937)          (5,960)
  Merchandise inventories                                      (16,591)         (61,013)
  Other current assets                                             194              404
  Other assets                                                     (33)            (237)
  Accounts payable                                              18,750           26,081
  Employee compensation and related payroll taxes                 (909)            (689)
  Accrued income taxes payable/recoverable                      (5.337)          (7,450)
  Other liabilities and accrued expenses                         1,783              609
  Deferred rent payments                                           540              540
                                                               -------          -------
  Net cash provided by (used in) operating activities           11,592          (23,135)

INVESTING ACTIVITIES:
Purchases of property and equipment                            (29,955)         (20,995)
Proceeds from disposal of property and equipment                     4               19
Purchase of marketable securities                               (1,970)          (2,630)
Proceeds from maturity of short-term marketable securities       8,510            4,626
                                                               -------          -------
   Net cash used in investing activities                       (23,411)         (18,980)

FINANCING ACTIVITIES:
Proceeds from short-term debt                                   24,100           12,050
Principal payments on short-term debt                          (21,100)         (12,050)
Proceeds and tax benefits from exercise of stock options         2,287              657
Purchase of treasury stock                                     (12,442)            (693)
                                                               -------          -------
   Net cash used in financing activities                        (7,155)             (36)
                                                               -------          -------
Net decrease in cash and cash equivalents                      (18,974)         (42,151)
Cash and cash equivalents at beginning of period                28,113           51,212
                                                               -------          -------
Cash and cash equivalents at end of period                      $9,139           $9,061
                                                               =======          =======

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

2. Purchase of Treasury Stock

     During the thirteen weeks ended November 28, 1998, the Company purchased 1,313,000 shares of its Class A Common Stock in the open market at an average price of $8.96 per share for an aggregate purchase amount of $11.8 million. The treasury shares may be issued upon the exercise of employee stock options or for other corporate purposes.

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

                                                        Thirteen                Thirty - Nine
                                                       Weeks Ended               Weeks Ended
                                                    ------------------          ------------------
                                                    NOV. 28,  NOV. 29,          NOV. 28,  NOV. 29,
                                                      1998      1997              1998      1997
                                                    --------   -------          --------  --------
                                                  (Unaudited)(Unaudited)      (Unaudited)(Unaudited)
Income Statement Data:
Net sales                                             100.0%    100.0%            100.0%    100.0%
Cost of sales (including occupancy costs)              74.7      70.4              71.0      69.0
                                                    -------    ------           -------   -------
Gross profit                                           25.3      29.6              29.0      31.0
Selling, general and administrative expenses           25.0      24.1              23.2      22.5
                                                    -------    ------           -------   -------
Operating income                                         .3       5.5               5.8       8.5
Interest income - net                                   (.3)      (.6)              (.3)      (.6)
                                                    -------    ------           -------   -------
Income before income taxes                               .6       6.1               6.1       9.1
Provision for income taxes                               .2       2.3               2.3       3.5
                                                    -------    ------           -------   -------
Net income                                               .4%      3.8%              3.8%      5.6%
                                                    =======    ======           =======   =======

THIRTEEN WEEKS ENDED 11/28/98 COMPARED TO THIRTEEN WEEKS ENDED 11/29/97

    Net sales increased 14.3% to $109.7 million for the thirteen weeks ended November 28, 1998 from $95.9 million for the thirteen weeks ended November 29, 1997. This increase in net sales was primarily attributable to net sales from new stores partially offset by a comparable store sales decrease. As of November 28, 1998, the number of stores in operation increased 18.9% to 358 from 301 at November 29, 1997. During the thirteen weeks ended November 28, 1998, the Company's comparable store sales decreased 5.4% compared to the same period in the prior year. Comparable footwear net sales for the thirteen weeks ended November 28, 1998 decreased approximately 0.4% versus the quarter ended November 29, 1997. Comparable activewear and accessories net sales decreased approximately 14.8% for the comparable period. Net sales per square foot decreased to $62 from $72 for the same thirteen week period of the prior year.

    Gross profit for the thirteen weeks ended November 28, 1998 was $27.8 million, a decrease of $590,000 over the thirteen weeks ended November 29, 1997. During this same period, gross profit decreased to 25.3% of net sales versus 29.6% for the prior year. Of this 4.3% decrease, 2.5% was due to an increase in occupancy costs as a percentage of net sales, 1.5% was due to a decrease in margins for product sold and .3% was due to increased inventory shrink expense.

    Selling, general and administrative expenses increased $4.3 million (18.6%) to $27.5 million (25.0% of net sales) for the thirteen weeks ended November 28, 1998 from $23.1 million (24.1% of net sales) for the thirteen weeks ended November 29, 1997. This dollar increase was primarily attributable to the operating costs related to operating 57 additional stores at November 28, 1998 versus November 29, 1997. The increase as a percentage of net sales is primarily attributable to higher store payroll costs and weaker sales during this thirteen week period.

    Net interest income was $313,000 (.3% of net sales) for the thirteen weeks ended November 28, 1998, compared to net interest income of $624,000 (.6% of net sales) for the thirteen weeks ended November 29, 1997, a decrease of $311,000. This decrease was the result of reduced invested cash balances due to the Company's funding of fiscal 1999 expansion and the purchase of treasury stock under the Company's stock repurchase program.

    The Company's provision for federal and state income taxes decreased to $244,000 for the thirteen weeks ended November 28, 1998, from $2.2 million for the thirteen weeks ended November 29, 1997. The decrease is due to the decreased level of income before income taxes for the thirteen weeks ended November 28, 1998, along with a decrease in the effective tax rate to 38.0% for the thirteen weeks ended November 28, 1998 from 38.25% for the thirteen weeks ended November 29, 1998.

    Diluted net income per share decreased 85.7% to $.02 for the thirteen weeks ended November 28, 1998 compared to diluted net income per share of $.14 for the thirteen weeks ended November 29, 1997. Diluted weighted average shares outstanding were 25,274,000 and 26,317,000 respectively, for the periods ended November 28, 1998 and November 29, 1997.

THIRTY NINE WEEKS ENDED 11/28/98 COMPARED TO THIRTY NINE WEEKS ENDED 11/29/97

    Net sales increased 22.8% to $371.0 million for the thirty nine weeks ended November 28, 1998 from $302.2 million for the thirty nine weeks ended November 29, 1997. Of this increase, $26.1 million was attributable to a 18.9% increase in the number of stores open during the period from 301 at November 29, 1997 to 358 at November 28, 1998. The balance of the increase was attributable to a $32.5 million increase in net sales from the 52 existing stores open only part of the first thirty nine weeks of last year and a comparable store increase of 1.0% for the thirty nine weeks ended November 28, 1998. Comparable footwear net sales for the thirty nine weeks ended November 28, 1998 increased approximately 4.6%. Comparable activewear and accessories net sales decreased approximately 8.1% for the comparable period. Net sales per square foot decreased to $227 from $246 for the same period of the prior year.

    Gross profit for the thirty nine weeks ended November 28, 1998 was $107.5 million, an increase of $14.0 million over the thirty nine weeks ended November 29, 1997. During this same period, gross profit decreased to 29.0% of net sales versus 31.0% for the prior year. Of this 2.0% decrease, 1.4% was due to an increase in occupancy costs as a percentage of net sales, .3% was due to lower margins for products sold and .3% was due to increased inventory shrink expense.

    Selling, general and administrative expenses increased $18.1 million (26.7%) to $86.1 million (23.2% of net sales) for the thirty nine weeks ended November 28, 1998 from $68.0 million (22.5% of net sales) for the thirty nine weeks ended November 29, 1997. This dollar increase was primarily attributable to the operating costs related to operating 57 additional stores at November 28, 1998
versus November 29, 1997.   The increase as a percentage of net sales is a
result of higher store payroll costs and weaker sales from the end of July through November.

    Net interest income was $1.2 million (.3% of net sales) for the thirty nine weeks ended November 28, 1998, compared to net interest income of $2.1 million (.6% of net sales) for the thirty nine weeks ended November 29, 1997, a decrease of $900,000. This decrease was the result of reduced invested cash balances due to the Company's funding of fiscal 1999 expansion and the purchase of treasury stock under the Company's stock repurchase program.

    The Company's provision for federal and state income taxes decreased $2.0 million for the thirty nine weeks ended November 28, 1998. The decrease is due to the decreased level in income before income taxes for the thirty nine weeks ended November 28, 1998, along with a decrease in the effective tax rate to 38.0% for the thirty nine weeks ended November 28, 1998 from 38.25% for the thirty nine weeks ended November 29, 1997.

    Diluted net income per share decreased 16.9% to $.54 for the thirty nine weeks ended November 28, 1998 compared to diluted net income per share of $.65 for the thirty nine weeks ended November 29, 1997. Diluted weighted average shares outstanding were 26,106,000 and 26,319,000 respectively for the periods ended November 28, 1998 and November 29, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated cash of $11.6 million in its operating activities during the thirty nine weeks ended November 28, 1998 as compared to using cash from its operating activities of $23.1 million during the thirty nine weeks ended November 29, 1997. The increase in cash generated by operating activities was primarily the result of reduced inventory levels on a per square foot basis compared to prior year.

    The Company had a net use of cash from its investing activities, of $23.4 million and $19.0 million for thirty nine week periods ended November 28, 1998 and November 29, 1997, respectively. Of the $23.4 million used in fiscal 1999, $30.0 million was used for new store construction and remodeling of existing stores, which was partially offset by $6.5 million net maturities of marketable securities.

    The Company anticipates that total capital expenditures for fiscal 1999 will be approximately $35.0 million primarily for the opening of 59 new stores, the remodeling of 26 stores and additions to the corporate offices and distribution center.

    Management believes that cash and cash equivalents on hand, operating cash flow and available borrowings under the Company's existing credit facility will be sufficient to complete the Company's fiscal 1999 store expansion program and to satisfy the Company's other capital requirements through fiscal 2000.

    The Company had positive working capital of $105.5 million at November 28, 1998, a decrease of $15.3 million from the working capital of $120.8 million at February 28, 1998. This decrease was primarily the result of the Company's stock repurchase program.

    Merchandise inventories were $146.7 million at November 28, 1998 compared to $130.2 million at February 28, 1998. On a per square foot basis, merchandise inventories at November 28, 1998 decreased approximately 22.7% compared to November 29, 1997, and were approximately 14.6% lower than at February 28, 1998. The Company believes present levels are appropriate for the selling season and industry environment.

    At November 28, 1998 the Company had cash and cash equivalents of $9.1 million and short-term investments of $3.0 million. The short-term investments range in maturity from 90 days to 180 days while the majority of cash equivalents are invested in tax exempt instruments with maturities of one to seven days.

YEAR 2000 READINESS

The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's operations, including, among other things, a temporary inability to process transactions, receive inventory from suppliers, ship inventory to stores, or engage in similar business activities.

The Company has undertaken initiatives to ensure that its information technology
(IT) systems and non-IT systems will function properly with respect to dates in the Year 2000 and thereafter. IT systems include hardware, accounting, data processing, and telephone systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems. Non-IT systems include alarm systems, time clocks, fax machines, material handling equipment, sprinklers, and heating, ventilating and air conditioning systems.

The Company's Year 2000 Plan is being completed in four phases as it relates to IT systems, non-IT systems and third party suppliers, vendors and service providers ("Third Parties"). The four phases include inventory and assessment; remediation; testing; and contingency planning.

To date the Company has substantially completed the first three phases of the Plan as it relates to substantially all IT and non-IT systems. The Company utilizes commercially available packaged software to support the majority of its application needs. A majority of such packages have been represented by the respective vendors as Year 2000 compliant. Initial testing to date has confirmed this. Contingency planning as necessary will be completed by June 1999.

Material Third Parties have been identified and the Company has opened communication with them in regards to the Year 2000 issue. Correspondence has been sent to all material Third Parties and the Company has been told by a large majority that they expect to be Year 2000 compliant prior to the creation of material Year 2000 issues. The Company plans to perform follow-up inquires with these Third Parties and develop contingency plans by June 1999 if necessary.

Costs related to the Year 2000 issue are funded through operating cash flows. Through November 28, 1998 the Company had expended approximately $100,000 in remediation efforts, including the costs of new software and modifying the applicable code of existing software. The Company has expensed the majority of these costs to date. The Company estimates the remaining costs to be less than $150,000.

Although the Company anticipates no material business disruption will occur as a result of the Year 2000 issue, the Year 2000 issue is unique and the failure to correct a material Year 2000 issue could result in an interruption, or a failure of, certain normal business activities or operations, such as loss of communications with store locations, inability to process transactions, inability for malls to operate, and the disruption of the supply of product and distribution channel. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to general uncertainty inherent in the Year 2000 problem, resulting from the uncertainty of the Year 2000 readiness of Third Parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and the readiness of its material Third Parties. The Company believes that with the completion of the Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

                                      THE FINISH LINE, INC.



Date:  December 28, 1998                  By:/s/ Steven J. Schneider
                                          --------------------------
                                          Steven J. Schneider
                                          Sr. Vice President - Finance, Chief
                                          Financial Officer and Assistant
                                          Secretary