Form 10-K405
period 1999-02-27
FINISH LINE INC /DE/
filed 1999-05-07
CIK 886137

                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                 FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 27, 1999 or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to
                               ---------    ----------

Commission File Number 0-20184
                       -------

                                 THE FINISH LINE, INC.
            (Exact name of registrant as specified in its charter)

      Delaware                                                35-1537210
--------------------                                      -----------------
  (State of Incorporation)                             (I.R.S. Employer ID No.)
3308 N. Mitthoeffer Road,    Indianapolis,    Indiana            46235
Registrant's telephone number, including area code:  (317) 899-1022

                                 -----------------
          Securities registered pursuant to Section 12(b)of the Act:

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

                                 Yes X  No
                                    ----  ----


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
form 10-K.    [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 23, 1999 was approximately $246,656,494 which was based on the last sale price reported for such date by NASDAQ.


 The number of shares of the Registrant's Common Stock outstanding on April 23, 1999 was:
                       Class A Common Stock: 17,658,321
                       Class B Common Stock:   7,244,068

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement dated June 9, 1999 for the Annual Meeting of Stockholders to be held on July 15, 1999 (hereinafter referred to as the "1999 Proxy Statement") are incorporated into Part III.


  Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 27, 1999 (hereinafter referred to as the "1999 Annual Report to Stockholders") are incorporated into Parts II and IV.

                                 PART I
                                 ------

Item 1 - Business

General
-------

    The Finish Line, Inc. together with its wholly owned subsidiary Spike's Holding, Inc. (the "Company" or "Finish Line") is one of the largest mall based specialty retailers of brand name athletic, outdoor and casual footwear, activewear and accessories in the United States. As of April 1, 1999, the Company operated 365 stores in 39 states. A Finish Line store generally carries a large selection of men's, women's and children's athletic and casual shoes, as well as a broad assortment of activewear and accessories. Brand names offered by the Company include Nike, adidas, Reebok, And 1, K-Swiss, New Balance, Asics, Fila and Skechers.

    The Company attempts to distinguish itself from other athletic footwear specialty retailers through larger mall-based store formats. Finish Line stores average approximately 5,850 square feet, and the Company's stores opened during fiscal 1999 averaged approximately 6,970 square feet. The Company's strategy is to create an exciting and entertaining retail environment by continually updating store designs, and to operate a larger store size which permits greater product depth and merchandising flexibility. Since activewear and accessories generally carry higher gross margins, Finish Line devotes a greater percentage of its sales area to these products than typical athletic footwear specialty stores. Activewear and accessories accounted for approximately 28% of the Company's net sales in fiscal 1999.

The Company's principal executive offices are located at 3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235, and its telephone number is (317) 899-1022.

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

New Store Openings. Since the Company's initial public offering in June 1992, Finish Line has expanded from 104 stores to 365 stores at April 1, 1999. The Company opened 59 new stores in fiscal 1999 and intends to open 40 to 50 new stores in fiscal 2000, which represents increases of approximately 19% in fiscal 1999 and 11% to 14% in fiscal 2000. Total square footage increased 32% in fiscal 1999 as a result of the Company's strategy of opening larger traditional stores, as well as selected larger format stores.

    For fiscal 2000 the Company plans to increase its total square footage open by approximately 15%. Much of this square footage growth will result from a continued emphasis on larger stores. The Company expects that its new stores will be in both new and existing geographic markets.

Larger Stores. The Company has been adding larger stores to its chain over the past five years. This strategy allows for greater product depth and merchandising flexibility, which the Company believes improves its ability to compete against both mall-based and non-mall-based athletic retailers, and will result in total square footage increasing at a faster rate than store count. In conjunction with these large stores the Company has developed two store formats:

     Traditional Format Concept - These stores are less than 10,000 square feet in size. They typically are stocked with 600-700 footwear styles and 10,000+ shoes. While the average size of all traditional concept stores is 4,970 square feet, traditional concept stores opened in fiscal 1999 averaged 5,980 square feet.

     Larger Format Concept - These stores are more than 10,000 square feet in size. They are typically stocked with 1,000 - 1,300 footwear styles and 20,000
- 30,000+ shoes. This format offers Finish Line the opportunity to establish a dominant presence in the best major malls throughout the country.

Commitment to Continually Strengthen Infrastructure. Over the past several years, Finish Line has made a number of strategic infrastructure investments, including enhancements to its management, store operations, and distribution and information systems. Significant management additions and organizational changes include recruiting additional senior management professionals with significant industry experience, as well as centralizing the supervision of the footwear and activewear/accessories departments to improve communication and coordination between the two areas. In addition, staffs in both departments have been increased to allow the buyers and merchandisers to focus more time and attention on specific product categories.

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


                                            Year Ended
                                   --------------------------------

                                   Feb. 27,    Feb. 28,    March 1,
     Category                        1999        1998        1997
------------------------------       ----        ----        ----
Footwear                             72%         69%         68%
Activewear/Accessories               28%         31%         32%

                                    -----       -----       -----
  Total                             100%        100%        100%
                                   ======      ======      ======

    All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the corporate headquarters. The store manager and district manager, along with management at the Company's headquarters, review the merchandise mix to adapt to permanent or temporary changes or trends in the marketplace.

Footwear
--------

    Finish Line's distinctive shoe wall is stocked with the latest in athletic, casual and outdoor footwear that the industry has to offer, including: Nike, adidas, Reebok, And 1, K-Swiss, New Balance, Asics, Converse, Fila, Skechers and many others. To make shopping easier for customers, footwear is categorized into definable sections including: basketball, cross-training, running, fitness, tennis, cleated, golf, outdoor, casual and lifestyle. Most categories are available in men's, women's and children's styles.

Activewear/Accessories
----------------------

    Many of the same companies which supply Finish Line with quality footwear also supply activewear, including products made by Nike, adidas and Reebok. Additional suppliers include Logo Athletic, along with outdoor activewear from Columbia, Woolrich, North Face, Timberland and Helly Hansen. In addition, the Company offers fashion brands including NST Nautica Sport Tech, RLX Polo Sport, Perry Ellis, RP55 and enyce. Many vendors offer footwear, activewear and accessories in "collections". Categories of activewear consist of jackets, caps, tops, pants, shorts, windwear, running wear, warm-ups, fleece, fitness wear and sport-casual wear. Among the accessories offered by the Company are socks, athletic bags, backpacks, sunglasses, watches and shoe-care products. In addition, the Company has recently initiated a private label apparel program focusing on basic products.

Marketing
---------

    The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes television, direct mail, consumer print, outdoor, and the internet in its marketing efforts.

    The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense for fiscal 1999 and fiscal 1998 was 1.5% and 1.7%, respectively, of net sales, after deducting co-op reimbursements. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multimillion dollar advertising campaigns of its key suppliers, such as Nike, adidas, Reebok and Fila.

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

    The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 160 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 56% and 63% of total purchases in fiscal 1999 and fiscal 1998, respectively. The Company purchased approximately 87% of total merchandise in fiscal 1999 and fiscal 1998, respectively, from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

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

Store Operations
----------------

    The Company has a Senior Vice President - Store Operations, Vice President-Store Personnel and regional and district managers who visit the stores regularly to review the implementation of Company plans and policies, monitor operations, and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at corporate headquarters. Each store has a store manager or co-managers that are responsible for supervision and overall operations, one or more assistant mangers and additional full and part-time sales associates.

    Regional, district and store managers receive a fixed salary and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All assistant store managers and sales associates are paid on an hourly basis.

Real Estate
-----------

    As of April 1, 1999, Finish Line operated 365 stores in 39 states. With the exception of nine strip-center stores, all Finish Line stores are located in enclosed shopping malls. The typical store format has a sales floor, which includes a try-on area and a display area where each style of footwear carried in the store is displayed by category (e.g., basketball, tennis, running), and an adjacent stock room where the footwear inventory is maintained. Sales floors in all stores represents approximately 65% to 75% of the total space. In addition to its typical store format, the Company operates approximately 16 stores using a "rack store" format, where footwear inventory is kept directly on the sales floor.

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

    Based upon expenditures for fiscal 1999, the Company estimates that the cash requirements for opening a traditional new store (under 10,000 square feet) will approximate $565,000. This estimate includes $340,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $325,000 ($225,000 net of payables) in inventory investment. The estimate of opening a large format store (over 10,000 square feet) may vary significantly depending on exact square footage, landlord construction allowance and inventory investment needed to support expected sales levels. These estimates range from $900,00 to $1,900,000.

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

Seasonal Business
-----------------

The Company's business follows a seasonal pattern, peaking over a total of about 12 weeks during the late summer (Late July through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal year ended February 27, 1999, these periods accounted for approximately 34% of the Company's annual sales.

Employees
---------

As of April 1, 1999, the Company employed approximately 8,070 persons, 1,830 of whom were full-time and 6,240 of whom were part-time. Of this total, 360 were employed at the Company's Indianapolis, Indiana corporate headquarters and distribution center and 33 were employed as regional and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company's employees are represented by a union and employee relations are generally considered good.

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

Item 2 - PROPERTIES

    In November 1991, the Company moved into its existing corporate headquarters and distribution center located on 16 acres in Indianapolis, Indiana. The facility, which is owned by the Company, was designed and constructed to the Company's specifications and includes automated conveyor and storage rack systems designed to reduce labor costs, increase efficiency in processing merchandise and enhance space productivity. In 1992, the Company purchased an additional 17 adjacent acres, thus bringing the total size of the headquarters property to 33 acres. This facility includes 46,000 square feet of office space
and 256,000 square feet of warehouse space.   The Company completed construction
of a 22,000 square feet addition to the existing office building and an addition of 100,000 square feet of floor space to the existing distribution center through the addition of mezzanine levels in fiscal 1999. In addition, the 33 acres will permit the headquarters and distribution center to be expanded to an aggregate of approximately 800,000 square feet through the expansion of the existing building and construction of additional buildings.

Store Locations
---------------

    At April 1, 1999, the Company operated 365 stores in 39 states. With the exception of nine strip center stores, all Finish Line stores are located in enclosed shopping malls. The following table sets forth information concerning the Company's stores.



STATE                              TOTAL               STATE                                TOTAL
--------------------------    ---------------          ----------------------------    ---------------
Alabama                              2                 Missouri                               9
Arizona                              5                 Nebraska                               4
Arkansas                             4                 Nevada                                 1
California                           3                 New Hampshire                          4
Colorado                             5                 New Jersey                             4
Connecticut                          3                 New Mexico                             1
Delaware                             1                 New York                              21
Florida                             21                 North Carolina                        15
Georgia                             13                 Ohio                                  38
Idaho                                1                 Oklahoma                               7
Illinois                            27                 Pennsylvania                          22
Indiana                             24                 South Carolina                         4
Iowa                                 6                 South Dakota                           1
Kansas                               8                 Tennessee                             11
Kentucky                             8                 Texas                                 27
Louisiana                            5                 Virginia                              12
Maryland                            12                 Washington                             2
Massachusetts                        4                 West Virginia                          5
Michigan                            14                 Wisconsin                              9
Mississippi                          2                                                  -------------
                                                       Total                                365

    The Company leases all of its stores. Initial lease terms for the Company's stores generally range from five to ten years in duration without renewal options, although some of the stores are subject to leases for five years with one of more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount.

Forward - Looking Statements
----------------------------

    This annual report on Form 10-K and the documents incorporated by reference contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed in the Form 10-K and the documents incorporated by reference are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward-looking statements. Such risks and uncertainties include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, the availability of products, management of growth and other risks detailed in the Company's Securities and Exchange Commission filings.

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

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                 PART II
                                 -------

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The information required by this item is incorporated herein by reference to pages 31 through 32 and the inside back cover of the 1999 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 6 - SELECTED FINANCIAL DATA

    The information required by this item is incorporated herein by reference to page 17 of the 1999 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated herein by reference to pages 18 through 21 of the 1999 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is incorporated by reference to page 21 of the 1999 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated herein by reference to page 19 and pages 22 through 30 of the 1999 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements between the Registrant and its independent auditors on matters of accounting principles or practices.

                                 PART III
                                 --------

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated herein by reference to the Sections entitled "Election of Directors--Nominees", and "Management-- Executive Officers and Directors" in the 1999 Proxy Statement.

Item 11 - EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Section entitled "Executive Compensation" in the 1999 Proxy Statement.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The information required by this item is incorporated herein by reference to the Section entitled "Securities Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the Sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement.

                                 PART IV
                                 -------

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
      SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. The following financial statements of The Finish Line, Inc. and the report of independent auditors included in the 1999 Annual Report to Stockholders are incorporated herein by reference:

          Report of Independent Auditors
          Consolidated Balance Sheets as of  February 27, 1999 and February 28,
            1998.
          Consolidated Statements of Income for the  years ended February 27,
            1999, February 28, 1998, and March 1, 1997.
          Consolidated Statements of Changes in Stockholders' Equity for the
            years ended February 27, 1999, February 28, 1998, and March 1, 1997. Consolidated Statements of Cash Flows for the years ended February 27,
            1999, February 28, 1998 and March 1, 1997.
          Notes to Consolidated Financial Statements  February 27, 1999.

       2. The Financial Statement Schedule of The Finish Line, Inc. is listed in
          Item 14(d).

  (b)  Reports on Form 8-K

       None.

  (c)  Exhibits


Exhibit
Number      Description
---------   -----------
3.1.1       Restated Certificate of Incorporation of The Finish  Line, Inc.(1)

3.1.2       Certificate of Amendment to the Restated Certificate of
            Incorporation of The Finish Line, Inc.(1)

3.2         Bylaws of The Finish Line, Inc. as amended and restated.(1)

4.1 1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.(4)

10.6.2      Form of Incentive Stock Option Agreement pursuant to the 1992
            Employee Stock Incentive Plan.(1)

10.6.3      Form of Non-Qualified Stock Option Agreement pursuant to the 1992
            Employee Stock Incentive Plan.(1)

10.7 Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(1)

10.18       Amended and Restated Tax Indemnification Agreement(2)

10.21.1     The Finish Line, Inc. Profit Sharing Plan as Amended and
            Restated.(3)

10.21.2     Amendment to The Finish Line, Inc. Profit Sharing Plan dated
            January 1, 1993.(3)

10.21.3 Second Amendment to The Finish Line, Inc. Profit Sharing Plan dated January 1, 1994.(3)

10.26       Revolving Credit Agreement among Spike's Holding, Inc., and The
            Finish Line, Inc. dated May 4, 1997.(5)

10.27       Credit Agreement among The Finish Line, Inc. and NBD Bank, N.A.,
            National City Bank of Indiana, The Northern Trust Company,
            Suntrust Bank, Central Florida, N.A. and NBD Bank, N.A. as
            Agent dated July 10, 1998. (6)

10.27.1     Revolving Credit Note in the amount of $30,000,000 with NBD Bank,
            N.A. dated July 10, 1998. (6)

10.27.2     Revolving Credit Note in the amount of $15,000,000 with The Northern
            Trust Company dated July 10, 1998. (6)

10.27.3     Revolving Credit Note in the amount of $15,000,000 with The Northern
            Trust Company dated July 10, 1998. (6)

10.27.4     Revolving Credit Note in the amount of $15,000,000 with Suntrust
            Bank, Central Florida, N.A. dated July 10, 1998. (6)

10.28 The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(7)

11         Statement RE: Computation of Net Income Per Share.

13         Annual Report to Stockholders for the year ended February 27, 1999

21         Subsidiaries of The Finish Line, Inc.

23         Consent of Ernst & Young LLP (independent auditors).

27         Financial Data Schedule

 (1)       Previously filed as a like numbered exhibit to the Registrant's
           Registration Statement on Form S-1 and amendments thereto (File No.
           33-47247) and incorporated herein by reference.

 (2)       Previously filed as a like numbered exhibit to the Registrant's
           Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended May 31, 1994 and incorporated herein by reference.

 (3)       Previously filed as a like numbered exhibit to the Registrant's
           Annual Report on Form 10-K (File No. 0-20184) for the year ended
           February 28, 1995 and incorporated herein by reference.

 (4)       Previously filed as a like numbered exhibit to the Registrant's
           Registration Statement on Form S-8 (File No. 333-62063) and incorporated herein by reference.

 (5)       Previously filed as a like numbered exhibit to the Registrants'
           Quarterly Report on Form 10Q (File No. 0-20184) for the quarter ended
           August 30, 1997 and incorporated herein by reference.

 (6)       Previously filed as a like numbered exhibit to the Registrants'
           Quarterly Report on Form 10Q (File No. 0-20184) for the quarter ended
           August 29, 1998 and incorporated herein by reference.

 (7)       Previously filed as a like numbered exhibit to the Registrant's
           Annual Report on Form 10-K (File No. 0-20184) for the year ended
           February 27, 1999 and incorporated herein by reference.

 (d)  Financial Statement Schedule                            Page
                                                              ----

      Schedule II --  Valuation and Qualifying Accounts        17


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

                                       THE FINISH LINE, INC.

Date: May 6, 1999           By:/s/ Steven J. Schneider,
                               -----------------------
                            Steven J. Schneider, Sr. Vice President Finance,
                            Chief Financial Officer and Assistant Secretary
                            (Principal Financial and Accounting Officer)

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature to this Annual Report on Form 10-K appears below hereby constitutes and appoints Alan H. Cohen and Steven J. Schneider as such person's true and lawful attorney-in-fact and agent with full power of substitution for such person and in such person's name, place and stead, in any and all capacities, to sign and to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents in connection therewith, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any substitute therefore, may lawfully do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 6, 1999    /s/ Alan H. Cohen
                      --------------------------
                      Alan H. Cohen, Chairman of the Board, President and Chief
                      Executive Officer (Principal Executive Officer)

Date:  May 6, 1999    /s/ David I. Klapper
                      --------------------------
                      David I. Klapper, Executive Vice President, and Director

Date:  May 6, 1999    /s/ David M. Fagin
                      --------------------------
                      David M. Fagin, Executive Vice President and  Director

Date:  May 6, 1999    /s/ Larry J. Sablosky
                      --------------------------
                      Larry J. Sablosky, Executive Vice President and Director

Date:  May 6, 1999    /s/ Jonathan K. Layne
                      --------------------------
                       Jonathan K. Layne, Director

Date:  May 6, 1999    /s/ Jeffrey H. Smulyan
                      --------------------------
                       Jeffrey H. Smulyan, Director

INDEX TO FINANCIAL STATEMENT SCHEDULE              PAGE
-------------------------------------              ----

II  -  Valuation and Qualifying Accounts            17

                             THE FINISH LINE, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)

COL A                       COL B             COL C              COL D       COL E
-----                       -----             -----              -----       -----

                                              Additions
                                         -------------------

                                                     Charged to
                            Balance      Charged to  Other       Deduc-     Balance
                            at Beg.      Costs and   Accounts-   tions-     at End of
Description                 of Period    Expense     Describe    Describe   Period
------------------          ---------    ---------   ---------   --------   -------
Year ended
 March 1, 1997:

Deducted from asset
 account:
 Reserve for inventory
 obsolescence............       $1,785      $1,015         --          --    $2,800
                            ----------   ---------   --------   ---------   -------
  Total..................       $1,785      $1,015         $0          $0    $2,800
                            ==========   =========   ========   =========   =======
Year ended
February 28, 1998:

Deducted from asset
 account:
 Reserve for inven-
 tory obsolescence.......       $2,800      $  200         --          --    $3,000

                            ----------   ---------   --------   ---------   -------
Total....................       $2,800      $  200         $0          $0    $3,000
                            ==========   =========   ========   =========   =======
Year ended
 February 27, 1999:

Deducted from asset
 account:
 Reserve for inven-
 tory obsolescence.......       $3,000      $  300         --          --    $3,300

                            ----------   ---------   --------   ---------   -------
  Total..................       $3,000      $  300         $0          $0    $3,300
                            ==========   =========   ========   =========   =======

          Exhibit Index
          -------------

Exhibit
Number                    Description
-------   ----------------------------------------------

10.28 The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.

11        Statement RE: Computation of Net Income Per Share.

13        Annual Report to Stockholders for the year ended February 27, 1999

21        Subsidiaries of The Finish Line, Inc.

23        Consent of Ernst & Young LLP (independent auditors).

27        Financial Data Schedule for year ended February 27, 1999 and
          February 28, 1998