Form 10-Q
period 1999-05-29
FINISH LINE INC /DE/
filed 1999-06-30
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      __________________________________

                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934


     For the thirteen week period ended May 29, 1999
                                        ------------

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

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
                                Yes  X    No___
                                    ---

     Shares of common stock outstanding at June 19, 1998:

                             Class A   17,670,171
                             Class B    7,244,068

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                May 29,             February 27,
                                                 1999                  1999
                                              -----------           ------------
                    ASSETS                    (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                       $ 14,537              $ 23,113
Short-term marketable securities                   1,651                 2,155
Accounts receivable                               10,416                 6,951
Merchandise inventories                          150,428               135,303
Deferred income taxes                              2,457                 2,432
Other                                              1,671                 1,241
                                               ---------              --------
Total current assets                             181,160               171,195

PROPERTY AND EQUIPMENT:
Land                                                 315                   315
Building                                          10,272                10,251
Leasehold improvements                            78,151                74,948
Furniture, fixtures, and equipment                32,259                30,418
Construction in progress                           2,544                 4,251
                                                --------              --------
                                                 123,541               120,183

Less accumulated depreciation                     32,541                29,749
                                                --------              --------
                                                  91,000                90,434
OTHER ASSETS:
Marketable securities                             15,656                15,656
Deferred income taxes                              1,349                 1,022
Other                                                255                   248
                                                --------              --------
                                                  17,260                16,926
                                                --------              --------
                                                $289,420              $278,555
                                                ========              ========

                            See accompanying notes.

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                May 29,             February 27,
                                                 1999                  1999
                                              -----------           ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY     (unaudited)
CURRENT LIABILITIES:
Accounts payable                                $ 57,522              $ 50,672
Employee compensation                              3,290                 5,025
Accrued income taxes                               2,182                   446
Accrued property and sales taxes                   3,240                 3,533
Other liabilities and accrued expenses             4,286                 4,858
                                                --------              --------
Total current liabilities                         70,520                64,534

Long-term deferred rent payments                   5,667                 5,342

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares
authorized; none issued                               --                     --
Common stock, $.01 par value
  Class A:
    Shares authorized - 30,000
    Shares issued and outstanding - (May 29,
     1999 - 18,983; February 27, 1999 - 18,961)      190                    190
  Class B:
    Shares authorized - 12,000
    Shares issued and outstanding - (May 29,
     1999 - 7,244; February 27, 1999 - 7,244)         72                     72
  Additional paid-in capital                     122,118                121,954
  Retained earnings                              102,611                 98,905

Treasury stock - (May 29, 1999 - 1,313;
February 27, 1999 - 1,363)                       (11,758)               (12,442)

                                                --------               --------
  Total stockholders' equity                     213,233                208,679
                                                --------               --------
Total liabilities and stockholders' equity      $289,420               $278,555
                                                ========               ========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                     Thirteen Weeks Ended
                                                May 29,                May 30,
                                                 1999                   1998
                                              -----------           -----------
Net sales                                      $132,296              $116,602
Cost of sales (including occupancy expense)      95,170                81,379
                                               --------             ---------
Gross profit                                     37,126                35,223
Selling, general, and administrative expenses    31,705                26,472
                                               --------             ---------
Operating income                                  5,421                 8,751
Interest income - net                              (281)                 (490)
                                               --------             ---------
Income before income taxes                        5,702                 9,241
Provision for income taxes                        1,996                 3,512
                                               --------             ---------
Net income                                       $3,706                $5,729
                                               ========             =========
Basic net income per share                         $.15                  $.22
                                               ========             =========
Basic weighted average shares                    24,885                26,072
                                               ========             =========
Diluted net income per share                       $.15                  $.22
                                               ========             =========
Diluted weighted average shares                  25,198                26,505
                                               ========             =========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands) - (Unaudited)

                                                           Thirteen Weeks Ended
                                                      May 29,                May 30,
                                                       1999                   1998
                                                    -----------           -----------
            OPERATING ACTIVITIES:
Net Income                                           $  3,706              $   5,729
Adjustments to reconcile net income to net
 cash used in operating activities:
 Depreciation and amortization                          3,680                  2,622
 Contribution of treasury stock to pension plan           683                    981
 Deferred income taxes                                   (352)                    75
 Loss on disposal of property and equipment               150                      8
 Changes in operating assets and liabilities:
  Accounts receivable                                  (3,465)                (7,292)
  Merchandise inventories                             (15,125)                   808
  Other current assets                                   (430)                  (400)
  Other assets                                             (7)                     4
  Accounts payable                                      6,850                 (1,155)
  Employee compensation and related payroll
   taxes                                               (1,735)                (2,017)
  Accrued income taxes                                  1,736                    416
  Other liabilities and accrued expenses                 (865)                  (472)
  Deferred rent payments                                  325                    180
                                                    ---------             ----------
 Net cash used in operating activities                 (4,849)                  (513)

INVESTING ACTIVITIES:
Purchasing of property and equipment                   (4,562)                 (9,380)
Proceeds from disposal of property and
 equipment                                                166                       4
Purchase of marketable securities                          --                    (915)
Proceeds from maturity of marketable securities           504                     508
                                                     --------             -----------
 Net cash used in investing activities                 (3,892)                 (9,783)

FINANCING ACTIVITIES:
Proceeds from short-term debt                              --                   2,200
Principal payments on short-term debt                      --                  (2,200)
Proceeds and tax benefits from exercise of
 stock options                                            165                   1,646
                                                     --------             -----------
  Net cash provided by financing activities               165                   1,646
                                                     --------             -----------
Net decrease in cash and cash equivalents
                                                       (8,576)                 (8,650)
Cash and cash equivalents at beginning of
 period                                                23,113                  28,113
                                                     --------             -----------
Cash and cash equivalents at end of period            $14,537                $ 19,463
                                                     ========                ========

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

     These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended February 27, 1999.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

                                                     Thirteen Weeks Ended
                                                May 29,                May 30,
                                                 1999                   1998
                                              -----------           -----------
                                              (Unaudited)
Net Sales                                        100.0%                100.0%
Cost of sales (including occupancy expenses)      71.9                  69.8
                                               -------               -------
Gross profit                                      28.1                  30.2
Selling, general and administrative expenses      24.0                  22.7
                                               -------               -------
Operating income                                   4.1                   7.5
Interest income - net                              (.2)                  (.4)
                                               -------               -------
Income before income taxes                         4.3                   7.9
Provision for income taxes                         1.5                   3.0
                                               -------               -------
Net income                                         2.8%                  4.9%
                                               =======               =======

THIRTEEN WEEKS ENDED MAY 29, 1999 COMPARED TO THIRTEEN WEEKS ENDED MAY 30, 1998

     Net sales increased 13.5% to $132.3 million for the thirteen weeks ended May 29, 1999 from $116.6 million for the thirteen weeks ended May 30, 1998. Of this increase, $18.1 million was attributable to a 17.4% increase in the number of stores open during the period from 316 at May 30, 1998 to 371 at May 29, 1999. The balance of the increase was attributable to a $2.2 million increase in net sales from the fifteen existing stores open only part of the first three months of last year. These increases were partially offset by a comparable store sales decrease of 5.2% for the thirteen weeks ended May 29, 1999 for those stores opened during the entire three months of last year. Comparable net footwear sales for the thirteen weeks ended May 29, 1999 were flat versus the thirteen weeks ended May 30, 1998. Comparable net activewear and accessories sales decreased 21.0% for the comparable period. Activewear and accessories continue to be negatively effected by a fashion shift by customers to contemporary non-athletic brands. Net sales per square foot decreased 14.3% to $66 for the thirteen weeks ended May 29, 1999 compared to $77 for the comparable period of the prior year. Sales per square foot have been negatively impacted by the decrease in activewear sales along with an 8.3% increase in the average store size from 5,472 square feet at May 30, 1998 to 5,924 square feet at May 29, 1999.

     Gross profit for the thirteen weeks ended May 29, 1999 was $37.1 million, an increase of $1.9 million over the thirteen weeks ended May 30, 1998. During this same period, gross profit decreased to 28.1% of net sales versus 30.2% for the prior year. Of this 2.1% decrease, 2.3% was due to an increase in occupancy costs as a percentage of net sales which was partially offset by a .2% increase in margin for products sold.

     Selling, general and administrative expenses increased $5.2 million (19.8%) to $31.7 million (24.0% of net sales) for the thirteen weeks ended May 29, 1999 from $26.5 million (22.7% of net sales) for the thirteen weeks ended May 30, 1998. This dollar increase was primarily attributable to the operating costs related to operating 55 additional stores at May 29, 1999 versus May 30, 1998 along with increased depreciation expense.

     Net interest income was $281,000 (.2% of net sales) for the thirteen week period ended May 29, 1999, compared to $490,000 (.4% of net sales) for the thirteen weeks ended May 30, 1998, a decrease of $209,000. This decrease was the result of reduced invested cash balances due to the Company's funding of fiscal 2000 expansion.

     The Company's provision for income taxes decreased $1.5 million for the thirteen weeks ended May 29, 1999. The decrease is due to the decreased level of income before income taxes for the thirteen weeks ended May 29, 1999, in addition to a decrease in the effective tax rate to 35.0% for the thirteen weeks ended May 29, 1999 from 38.0% for the thirteen weeks ended May 30, 1998. The decrease in the effective tax rate is due to on going tax planning initiatives.

     Net income decreased 35.3% to $3.7 million for the thirteen weeks ended
May 29, 1999 compared to $5.7 million for the thirteen weeks ended May 30, 1998. Diluted net income per share decreased 31.8% to $.15 for the thirteen weeks ended May 29, 1999 compared to $.22 for the thirteen weeks ended May 30, 1998. Diluted weighted average shares outstanding were 25,198,000 and 26,505,000,
respectively, for the thirteen weeks ended May 29, 1999 and May 30, 1998.   The
decrease of 4.9% in diluted average shares outstanding reflects the repurchase of 1,313,000 shares of Class A Common Stock through the stock buyback program authorized by the Board of Directors in September 1998.

Liquidity and Capital Resources

     The Company had a net use of cash of $4.8 million from its operating activities during the thirteen weeks ended May 29, 1999 as compared to a net use of cash from operating activities of $513,000 during the quarter ended May 30, 1998. The increase in cash used from operating activities is primarily due to increased inventory net of accounts payable.

     The Company had a net use of cash from its investing activities, of $3.9 million and $9.8 million for the thirteen weeks ended May 29, 1999 and May 30, 1998, respectively. Of the $3.9 million in 1999, $4.6 million was used for new and remodeled stores construction, partially offset by the proceeds from maturity of marketable securities.

     The Company's working capital was $110.6 million at May 29, 1999 which was a $3.9 million increase from $106.7 million at February 27, 1999.

     Merchandise inventories were $150.4 million at May 29, 1999 compared to $135.3 million at February 27, 1999. On a per square foot basis, merchandise inventories at May 29, 1999 decreased 8.5% compared to May 30, 1998, and were 6.0% higher than at February 27, 1999. The Company believes present levels are appropriate for the selling season.

     At May 29, 1999, the Company had cash and cash equivalents of $14.5 million and short-term marketable securities of $1.7 million. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. Short-term marketable securities range in maturity from 90-365 days from date of purchase and are primarily invested in tax exempt municipal obligations. In addition, the Company held long-term marketable securities of $15.7 million at May 29, 1999. Long-term marketable securities are primarily invested in tax exempt municipal obligations with maturities ranging from one to five years.

     The Company's previously announced expansion plans are to increase its retail square footage by approximately 15% for fiscal 2000. Management believes that cash on hand, operating cash flow and the Company's existing bank facility will provide sufficient capital to complete the Company's fiscal 2000 store expansion program and to satisfy the Company's other capital requirements through fiscal 2000.

Year 2000 Readiness

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Such software and devises with embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's operations, including, among other things, a temporary inability to process transactions, receive inventory from suppliers, ship inventory to stores, or engage in similar business activities.

The Company's year 2000 Plan (Plan) is being completed in four phases as it relates to IT systems, non-IT systems and third party suppliers, vendors and service providers ("Third Parties"). The four phases include inventory and assessment; remediation; testing; and contingency planning.

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

To date the Company has substantially completed the first three phases of the Plan as it relates to substantially all IT and non-IT systems. The Company utilizes commercially available packaged software to support the majority of its application needs. A majority of such packages have been represented by the respective vendors as year 2000 compliant. Testing to date has confirmed this. Contingency planning as necessary is ongoing and is expected to be complete by September 1999.

Risks

The Company believes that Third Parties represent the area of greatest risk to the Company including the potential failure of mall utilities and failure of merchandise vendor production facilities. This is due to the Company's limited ability to influence actions of the Third Parties, and because of the Company's inability to estimate the level and impact of noncompliance of Third Parties in some instances. Material Third Parties have been identified and the Company has opened communication with them in regards to the year 2000 issue.
Correspondence has
been sent to material Third Parties and the Company has received return correspondence from a large majority stating that they expect to be year 2000 compliant in 1999. The Company plans to perform follow-up inquiries with non-responding Third Parties and develop contingency plans by September 1999 if necessary.

The Company purchased 56% of its merchandise from Nike in fiscal 1999 and expects merchandise purchases in fiscal 2000 to continue at a significant level. Nike has publicly stated that a substantial number of their significant suppliers and customers have not responded to Nike's surveys or provided assurance of their year 2000 readiness or have not responded with sufficient detail for Nike to determine their year 2000 readiness. The Company will continue to monitor this situation and will work with Nike, if necessary to develop contingency plans.

A majority of the products purchased by the Company from Nike and its other key vendors are sourced in Asia. From the Company's review and through third party sources, including key vendor disclosures, the Company believes that the Asian factories which produce these products have limited year 2000 exposure due to the limited amount of automation. The Company does however have concerns regarding infrastructure in Asia such as electric power and telecommunications. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition.

Costs
Costs related to the year 2000 issue are funded through operating cash flows. The Company has not incurred significant historic costs related to the year 2000 issue as systems have been upgraded as part of the Company's growth and normal maintenance routines. Through May 29, 1999 the Company had expended approximately $100,000 in remediation efforts, including the costs of new software and modifying the applicable code of existing software. The Company has expensed the majority of these costs to date. The Company estimates the remaining costs to be less than $50,000.

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

The above section, even if incorporated by reference into other documents or disclosures, is a year 2000 Readiness Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

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

                                                    THE FINISH LINE, INC.



Date:  June 28, 1999                                By: /s/ Steven J. Schneider
                                                        -----------------------
                                                        Steven J. Schneider,
                                                        Sr. Vice President,
                                                        Finance, Chief
                                                        Financial Officer and
                                                        Assistant Secretary