Form 10-Q
period 1999-08-28
FINISH LINE INC /DE/
filed 1999-09-30
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                 FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
     EXCHANGE ACT OF 1934

     For the thirteen week period ended August 28, 1999
                                        ---------------

                                 OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________


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

3308 North Mitthoeffer Road         Indianapolis,         Indiana       46235
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


                                 317-899-1022
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No ___
                                     ---

    Shares of common stock outstanding at September 24, 1999:

                                 Class A  18,575,565

                                 Class B   6,267,375

                                 PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                        August 28,   February 27,
ASSETS                                     1999          1999
                                        ----------   ------------
                                        (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                 $ 34,538       $ 23,113
Short-term marketable securities             1,501          2,155
Accounts receivable                          8,386          6,951
Merchandise inventories                    153,761        135,303
Deferred income taxes                        2,385          2,432
Other                                        1,482          1,241
                                          --------       --------

Total current assets                       202,053        171,195

PROPERTY AND EQUIPMENT:
Land                                           315            315
Building                                    10,322         10,251
Leasehold improvements                      82,288         74,948
Furniture, fixtures, and equipment          33,625         30,418
Construction in progress                     3,200          4,251
                                          --------       --------
                                           129,750        120,183

Less accumulated depreciation               35,624         29,749
                                          --------       --------
                                            94,126         90,434

OTHER ASSETS:
Marketable securities                       14,655         15,656
Deferred income taxes                        1,747          1,022
Other                                          246            248
                                          --------       --------
                                            16,648         16,926
                                          --------       --------

Total assets                              $312,827       $278,555
                                          ========       ========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                 August 28,    February 27,
LIABILITIES AND STOCKHOLDERS' EQUITY                1999           1999
                                                 ----------    ------------
                                                 (Unaudited)

CURRENT LIABILITIES:
Accounts payable                                    $67,417         $50,672
Employee compensation                                 5,250           5,025
Accrued income taxes                                  3,417             446
Accrued property and sales tax                        4,965           3,533
Other liabilities and accrued expenses                4,853           4,858
                                                    -------         -------

Total current liabilities                            85,902          64,534

Long-term deferred rent payments                      5,892           5,342

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000
shares authorized; none issued                           --              --
Common stock, $.01 par value
  Class A:
   Shares authorized - 30,000
   Shares issued (August 28,
   1999 - 19,967; February 27, 1999 - 18,961)
   Shares outstanding (August 28, 1999 - 18,654;
   February 27, 1999 - 17,598)                          199             190

  Class B:
   Shares authorized - 12,000
   Shares issued and outstanding
   (August 28, 1999 - 6,267;
   February 27, 1999 - 7,244)                            63              72
Additional paid-in capital                          122,162         121,954
Retained earnings                                   110,367          98,905
Treasury stock (August 28, 1999 - 1,313;
 February 27, 1999 1,363)                           (11,758)        (12,442)
                                                    -------         -------

Total stockholders' equity                          221,033         208,679

                                                   --------        --------
Total liabilities and stockholders' equity         $312,827        $278,555
                                                   ========        ========

                            See accompanying notes.

                             THE FINISH LINE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)



                                              Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                              August 28,  August 29,     August 28,  August 29,
                                                 1999        1998           1999        1998
                                              ----------  ----------     ----------  ----------
Net sales                                        $165,994   $144,719       $298,290    $261,321
Cost of sales (including occupancy expense)       117,303    100,211        212,473     181,590
                                                 --------   --------       --------    --------
Gross profit                                       48,691     44,508         85,817      79,731
Selling, general, and administrative expenses      37,037     32,170         68,747      58,642
                                                 --------   --------       --------    --------
Operating income                                   11,654     12,338         17,070      21,089
Interest income - net                                (278)      (397)          (564)       (887)
                                                 --------   --------       --------    --------
Income before income taxes                         11,932     12,735         17,634      21,976
Provision for income taxes                          4,176      4,839          6,172       8,351
                                                 --------   --------       --------    --------
Net income                                       $  7,756   $  7,896       $ 11,462    $ 13,625
                                                 ========   ========       ========    ========
Basic net income per share                       $    .31   $    .30       $    .46    $    .52
                                                 ========   ========       ========    ========
Basic weighted average shares                      24,917     26,169         24,901      26,121
                                                 ========   ========       ========    ========
Diluted net income per share                     $    .31   $    .30       $    .46    $    .51
                                                 ========   ========       ========    ========
Diluted weighted average shares                    25,149     26,541         25,173      26,523
                                                 ========   ========       ========    ========


                            See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)    (Unaudited)


                                                                  Twenty-Six Weeks Ended
                                                            August  28, 1999   August 29, 1998
                                                            ----------------   ---------------
Net Income                                                         $  11,462        $   13,625
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                       6,767             5,187
   Contribution of treasury stock to profit sharing plan                 683               981
   Deferred income taxes                                                (678)              (49)
   Loss on disposals of property and equipment                           150                 8
   Changes in operating assets and liabilities:
      Accounts receivable                                             (1,435)           (5,958)
      Merchandise inventories                                        (18,458)             (971)
      Other current assets                                              (241)              (73)
      Other assets                                                         2                 1
      Accounts payable                                                16,745             8,965
      Employee compensation                                              225              (665)
      Accrued income taxes                                             2,971            (1,005)
      Other liabilities and accrued expenses                           1,427             1,952
      Deferred rent payments                                             550               360
                                                                   ---------        ----------
   Net cash provided by operating activities                          20,170            22,358

INVESTING ACTIVITIES:
Purchases of property and equipment                                  (10,772)          (18,951)
Proceeds from disposals of property and equipment                        163                 4
Purchases of marketable securities                                        --            (1,970)
Proceeds from maturity of short-term marketable securities             1,655             6,652
                                                                   ---------        ----------
   Net cash used in investing activities                              (8,954)          (14,265)

FINANCING ACTIVITIES:
Proceeds from short-term debt                                          2,800             2,200
Principal payments on short-term and long-term debt                   (2,800)           (2,200)
Proceeds and tax benefit from exercise of stock options                  209             2,279
Common stock repurchased                                                  --              (684)
                                                                   ---------        ----------
   Net cash provided by financing activities                             209             1,595
                                                                   ---------        ----------

Net increase in cash and cash  equivalents                            11,425             9,688
Cash and cash equivalents at beginning of  period                     23,113            28,113
                                                                   ---------        ----------
Cash and cash equivalents at end of period                         $  34,538        $   37,801
                                                                   =========        ==========

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

    Through out this document, the term "fiscal 2000" refers to the Company's current fiscal year which ends February 26, 2000.

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

                                             Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                          August 28,      August 29,    August 28,        August 29,
                                             1999            1998          1999              1998
                                           ---------      ----------    ----------        ----------
                                                 (Unaudited)                     (Unaudited)
Income Statement Data:

Net sales                                      100.0%          100.0%        100.0%            100.0%
Cost of sales (including occupancy expenses)    70.7            69.2          71.2              69.5
                                               -----           -----         -----             -----
Gross profit                                    29.3            30.8          28.8              30.5
Selling, general and administrative expenses    22.3            22.2          23.1              22.4
                                               -----           -----         -----             -----
Operating income                                 7.0             8.6           5.7               8.1
Interest income - net                            (.2)            (.3)          (.2)              (.3)
                                               -----           -----         -----             -----
Income before income taxes                       7.2             8.9           5.9               8.4
Provision for income taxes                       2.5             3.4           2.1               3.2
                                               -----           -----         -----             -----
Net income                                       4.7%            5.5%          3.8%              5.2%
                                               =====           =====         =====             =====

Thirteen Weeks Ended 8/28/99 Compared to Thirteen Weeks Ended 8/29/98

    Net sales increased 14.7% to $166.0 million for the thirteen weeks ended August 28, 1999 from $144.7 million for the thirteen weeks ended August 29, 1998. This increase in net sales was primarily attributable to sales from new stores. As of August 28, 1999, the number of stores in operation increased 16.4% to 384 from 330 at August 29, 1998. During the thirteen weeks ended August 28, 1999, the Company's comparable store sales decreased .6% compared to the same period in the prior year. Comparable net footwear sales for the thirteen weeks ended August 28, 1999 increased approximately 4.1%. Comparable net activewear and accessories sales for the comparable period decreased approximately 15.8%. Activewear and accessories continue to be negatively effected by a fashion shift by customers to contemporary non-athletic brands.

    Gross profit for the thirteen weeks ended August 28, 1999 was $48.7 million, an increase of $4.2 million over the thirteen weeks ended August 29, 1998. During this same period, gross profit decreased to 29.3% of net sales versus 30.8% for the prior year. Of this 1.5% decrease, .8% was due to an increase in occupancy costs as a percentage of net sales and 1.1% was due to decreased margin for products sold partially offset by a .4% decrease in inventory shrink expense.

    Selling, general and administrative expenses increased $4.9 million (15.1%) to $37.0 million (22.3% of net sales) for the thirteen weeks ended August 28, 1999 from $32.2 million (22.2% of net sales) for the thirteen weeks ended August 29, 1998. This dollar increase was primarily attributable to the operating costs related to operating 54 additional stores at August 28, 1999 versus August 29, 1998.

    Net interest income was $278,000 (.2% of net sales) for the thirteen weeks ended August 28, 1999, compared to net interest income of $397,000 (.3% of net sales) for the thirteen weeks ended August 29, 1998, a decrease of $119,000. This decrease was the result of reduced invested cash balances due to the Company's funding of fiscal 2000 expansion.

    The Company's provision for federal and state income taxes decreased $663,000 for the thirteen weeks ended August 28, 1999. The decrease is due to the decreased level of income before income taxes for the thirteen weeks ended August 28, 1999, along with a decrease in the effective tax rate to 35.0% for the thirteen weeks ended August 28, 1999 from 38.0% for the thirteen weeks ended August 29, 1998. The decrease in the effective tax rate is due to ongoing tax planning initiatives.

    Net income decreased 1.8% to $7.8 million for the thirteen weeks ended August 28, 1999 compared to $7.9 million for the thirteen weeks ended August 29, 1998. Diluted net income per share increased 3.3% to $.31 for the thirteen weeks ended August 28, 1999 compared to diluted net income per share of $.30 for the thirteen weeks ended August 29, 1998. Diluted weighted average shares outstanding were 25,149,000 and 26,541,000 respectively, for the thirteen weeks ended August 28, 1999 and August 29, 1998. The decrease of 5.2% in diluted average shares outstanding reflects the repurchase of 1,313,000 shares of Class A Common Stock through the stock buyback program authorized by the Board of Directors in September 1998.

Twenty-Six Weeks Ended 8/28/99 Compared to Twenty-Six Weeks Ended 8/29/98

    Net sales increased 14.1% ($37.0 million) to $298.3 million for the twenty-six weeks ended August 28, 1999 from $261.3 million for the twenty-six weeks ended August 29, 1998. Of this increase, $31.8 million was attributable to a 16.4% increase in the number of stores open (55 stores opened less 1 store closed) during the period from 330 at August 29, 1998 to 384 at August 28, 1999. The balance of the increase was due to a $9.5 million increase in net sales from the 31 stores open only part of the twenty - six weeks of last year, partially offset by a comparable store sales decrease of 2.7% for the twenty-six weeks ended August 28, 1999. Comparable net footwear sales for the twenty-six weeks ended August 28, 1999 increased approximately 2.3%. Comparable net activewear and accessories decreased approximately 18.2% for the comparable period. Activewear and accessories continue to be negatively effected by a fashion shift by customers to contemporary non-athletic brands. Net sales per square foot decreased to $145 from $166 for the same period of the prior year. Sales per square foot have been negatively impacted by the decrease in activewear sales along with a 5.6% increase in the average store size from 5,647 square feet at August 29, 1998 to 5,966 square feet at August 28, 1999.

    Gross profit for the twenty-six weeks ended August 28, 1999 was $85.8 million, an increase of $6.1 million over the twenty-six weeks ended August 29, 1998. During this same period, gross profit decreased to 28.8% of net sales versus 30.5% for the prior year. Of this 1.7% decrease, 1.5% was due to an increase in occupancy costs as a percentage of net sales. Additionally, margin for product sold decreased .4%, however it was offset by a .2% decrease in inventory shrink expense.

    Selling, general and administrative expenses increased $10.1 million (17.2%) to $68.7 million (23.1% of net sales) for the twenty-six weeks ended August 28, 1999 from $58.6 million (22.4% of net sales) for the twenty-six weeks ended August 29, 1998. This dollar increase was primarily attributable to the operating costs related to operating 54 additional stores at August 28, 1999 versus August 29, 1998.

    Net interest income was $564,000 (.2% of net sales) for the twenty-six weeks ended August 28, 1999, compared to net interest income of $887,000 (.3% of net sales) for the twenty-six weeks ended August 29, 1998, a decrease of $323,000. This decrease was the result of reduced invested cash balances due to the Company's funding of fiscal 2000 expansion.

    The Company's provision for federal and state income taxes decreased $2.2 million to $6.2 million for the twenty-six weeks ended August 28, 1999 from $8.4 million for the twenty-six weeks ended August 29, 1998. The decrease is due to the decreased level of income before income taxes for the twenty-six weeks ended August 28, 1999, along with a decrease in the effective tax rate to 35.0% for the twenty-six weeks ended August 28, 1999 from 38.0% for the twenty-six weeks ended August 29, 1998. The decrease in the effective tax rate is due to ongoing tax planning initiatives.

    Net income decreased 15.9% to $11.5 million for the twenty-six weeks ended August 28, 1999 compared to $13.6 million for the twenty-six weeks ended August 29, 1998. Diluted net income per share decreased 9.8% to $.46 for the twenty six weeks ended August 28, 1999 compared to diluted net income per share of $.51 for the twenty six weeks August 29, 1998. Diluted weighted average shares outstanding were 25,173,000 and 26,523,000, respectively, for the periods ended August 28, 1999, and August 29, 1998. The decrease of 5.1% in diluted average shares outstanding reflects the repurchase of 1,313,000 shares of Class A Common Stock through the stock buyback program authorized by the Board of Directors in September 1998.

Liquidity and Capital Resources

    The Company generated cash of $20.2 million from its operating activities during the twenty-six weeks ended August 28, 1999 as compared to $22.4 million during the twenty-six weeks ended August 29, 1998.

    The Company had a net use of cash from its investing activities of $9.0 million and $14.3 million for the twenty-six weeks ended August 28, 1999 and August 29, 1998, respectively. In fiscal 2000, $10.8 million was used primarily for construction of new stores and remodeling of existing stores. This was partially offset by a $1.7 million net maturities of marketable securities.

    The Company had working capital of $116.2 million at August 28, 1999, an increase of $9.5 million from the working capital of $106.7 million at February 27, 1999.

    At August 28, 1999 the Company had cash and cash equivalents of $34.5 million and short-term marketable securities of $1.5 million and no interest bearing debt. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. Short-term marketable securities range in maturity from 90 - 365 days from date of purchase and are primarily invested in tax exempt municipal obligations. In addition, the Company held long-term marketable securities of $14.7 million at August 28, 1999. Long-term marketable securities are primarily invested in tax exempt municipal obligations with maturities ranging from one to five years.

    In addition to the cash and marketable securities, the Company has a $75,000,000 revolving line of credit which expires July 2003. The line of credit contains restrictive covenants that limit, among other things, the Company's ability to declare or pay dividends, incur or guarantee debt, redeem shares of its capital stock, be a party to a merger, acquire or dispose of assets or engage in any other transactions outside the ordinary course of business. At August 28, 1999 the Company had no borrowings under the line and is in compliance with all restrictive covenants.

    Merchandise inventories were $153.8 million at August 28, 1999 compared to $135.3 million at February 27, 1999 and $131.1 million at August 29, 1998. On a per square foot basis, merchandise inventories at August 28, 1999 decreased 4.6% compared to August 29, 1998. The Company believes present levels are appropriate for the selling season.

    The Company's previously announced expansion plans are to increase its retail square footage by approximately 17% for fiscal 2000. Management believes that cash on hand, operating cash flow and the Company's existing bank facility will provide sufficient capital to complete the Company's fiscal 2000 store expansion program and to satisfy the Company's other capital requirements through fiscal 2000.

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

To date the Company has substantially completed the first three phases of the Plan as it relates to substantially all IT and non-IT systems. The Company utilizes commercially available packaged software to support the majority of its application needs. A majority of such packages have been represented by the respective vendors as year 2000 compliant. Testing to date has confirmed this. Contingency planning as necessary is ongoing and is expected to be complete by October 1999.

Risks

The Company believes that Third Parties represent the area of greatest risk to the Company including the potential failure of mall utilities and failure of merchandise vendor production facilities. This is due to the Company's limited ability to influence actions of the Third Parties, and because of the Company's inability to estimate the level and impact of noncompliance of Third Parties in some instances. Material Third Parties have been identified and the Company has opened communication with them in regards to the year 2000 issue. Correspondence has been sent to material Third Parties and the Company has received return correspondence from a large majority stating that they expect to be year 2000 compliant in 1999. The Company plans to perform follow-up inquiries with non-responding Third Parties and develop contingency plans by October 1999 if necessary.

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

Costs

Costs related to the year 2000 issue are funded through operating cash flows. The Company has not incurred significant historic costs related to the year 2000 issue as systems have been upgraded as part of the Company's growth and normal maintenance routines. Through August 28, 1999 the Company had expended approximately $125,000 in remediation efforts, including the costs of new software and modifying the applicable code of existing software. The Company has expensed the majority of these costs to date. The Company estimates the remaining of such costs to be less than $25,000.

Although the Company anticipates no material business disruption will occur as a result of the year 2000 issue, the year 2000 issue is unique and the failure to correct a material year 2000 issue could result in an interruption, or a failure of, certain normal business activities or operations, such as loss of communications with store locations, inability to process transactions, inability for malls to operate, and the disruption of the supply of product and distribution channel. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to general uncertainty inherent in the year 2000 problem, resulting primarily from the uncertainty of the year 2000 readiness of Third Parties, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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

ITEM 1:  Legal Proceedings
         -----------------
         None.

ITEM 2:  Changes in Securities
         ---------------------
         None.

ITEM 3:  Defaults Upon Senior Securities
         -------------------------------
         None.

ITEM 4:  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

    (a)  The Annual Meeting of Stockholders was held on July 15, 1999.

    (b) The following directors were elected to serve until the 2000 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 17,496,889 shares (1 vote per share) of Class A common stock and the 7,244,068 shares (10 votes per share) of Class B common stock represented at the meeting, the directors were elected by the following votes:


                                            Number Of Votes Received
                                            ------------------------

                Name                           For           Against
         ------------------                 ---------        --------
         Alan H. Cohen                      89,793,056       144,513
         David I. Klapper                   89,793,056       144,513
         Larry J. Sablosky                  89,793,050       144,519
         Jonathan K. Layne                  89,793,056       144,513
         Jeffrey H. Smulyan                 89,793,056       144,513
         Stephen Goldsmith                  89,792,556       145,013


ITEM 5:  Other Information
         -----------------
         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a)  Exhibits

              11 -  Computation of Net Income Per Share.
              27 -  Financial Data Schedule

         (b)  Reports on Form 8-K
              There were no reports filed on Form 8-K during the thirteen week period ending August 28, 1999.

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE FINISH LINE, INC.



Date:  September 29, 1999             By:   /s/ Steven J. Schneider
                                      -----------------------------
                                      Steven J. Schneider
                                      Sr. Vice President - Finance, Chief
                                      Financial Officer and Assistant Secretary