Form 10-Q
period 1999-11-27
FINISH LINE INC /DE/
filed 2000-01-05
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           _________________________

                                   FORM 10-Q
(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

     For the thirteen week period ended November 27, 1999
                                        -----------------

                                      OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

                        Commission File number 0-20184



                             The Finish Line, Inc.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                      35-1537210              (State or
----------------------------------------------------------------------
other jurisdiction                         (I.R.S. Employer
of incorporation or organization)       identification number)

3308 North Mitthoeffer Road      Indianapolis,    Indiana     46235   (Address
----------------------------------------------------------------------
of principal executive offices)                    (zip code)

                                 317-899-1022
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

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

Shares of common stock outstanding at December 31, 1999:

                             Class A 18,590,065
                             Class B  6,267,375

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                      November 27,             February 27,
                                                                          1999                     1999
                                                                    --------------           ---------------
                            ASSETS                                    (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                 $ 10,866                  $ 23,113
Short-term marketable securities                                             2,009                     2,155
Accounts receivable                                                         16,504                     6,951
Merchandise inventories                                                    173,824                   135,303
Income taxes recoverable                                                     1,953                        --
Deferred income taxes                                                           --                     2,432
Other                                                                        2,035                     1,241
                                                                          --------                  --------
Total current assets                                                       207,191                   171,195

PROPERTY AND EQUIPMENT:
Land                                                                           315                       315
Building                                                                    10,390                    10,251
Leasehold improvements                                                      89,039                    74,948
Furniture, fixtures, and equipment                                          36,127                    30,418
Construction in progress                                                       819                     4,251
                                                                          --------                  --------
                                                                           136,690                   120,183
Less accumulated depreciation                                               38,450                    29,749
                                                                          --------                  --------
                                                                            98,240                    90,434
OTHER ASSETS:
Marketable securities                                                       14,147                    15,656
Deferred income taxes                                                        1,952                     1,022
Other                                                                          228                       248
                                                                          --------                  --------
                                                                            16,327                    16,926

                                                                          --------                  --------
Total assets                                                              $321,758                  $278,555
                                                                          ========                  ========



                            See accompanying notes.

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                  November 27,         February 27,
                                                                                      1999                 1999
                                                                                  ------------         -------------
     LIABILITIES AND STOCKHOLDERS' EQUITY                                          (unaudited)
CURRENT LIABILITIES:
Accounts payable                                                                      $ 63,090              $ 50,672
Notes payable to bank                                                                   19,700                    --
Employee compensation and related payroll taxes                                          4,443                 5,025
Accrued income taxes                                                                        --                   446
Accrued property and sales tax                                                           3,425                 3,533
Deferred income taxes                                                                    1,783                    --
Other liabilities and accrued expenses                                                   5,104                 4,858
                                                                                  ------------         -------------
Total current liabilities                                                               97,545                64,534

Long-term deferred rent payments                                                         6,117                 5,342

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued                       --                    --
Common stock, $.01 par value
  Class A:
    Shares authorized - 30,000
    Shares issued - (November 27, 1999 - 19,983;
     February 27, 1999 - 18,961)
    Shares outstanding - (November 27, 1999 - 18,590;
     February 27, 1999 - 17,598)                                                           200                   190
  Class B:
    Shares authorized - 12,000
    Shares issued and outstanding - (November 27, 1999 - 6,267;
     February 27, 1999 - 7,244)                                                             63                    72
Additional paid-in capital                                                             122,245               121,954
Retained earnings                                                                      108,036                98,905
Treasury stock - (November 27, 1999 - 1,393;
     February 27, 1999 - 1,363)                                                        (12,448)              (12,442)
                                                                                  ------------         -------------
      Total stockholders' equity                                                       218,096               208,679
                                                                                  ------------         -------------
Total liabilities and stockholders' equity                                            $321,758              $278,555
                                                                                  ============         =============

                            See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                      Thirteen Weeks Ended                 Thirty Nine Weeks Ended
                                                -------------------------------       ---------------------------------
                                                    Nov. 27,        Nov. 28,              Nov. 27,          Nov. 28,
                                                      1999            1998                  1999              1998
                                                ---------------  --------------       ----------------   --------------
Net sales                                        $     120,776   $      109,655        $       419,066    $     370,976
Cost of sales (including occupancy expenses)            91,358           81,874                303,831          263,464
                                                --------------   --------------       ----------------   --------------
Gross profit                                            29,418           27,781                115,235          107,512
Selling, general, and administrative expenses           33,208           27,454                101,955           86,096
                                                --------------   --------------       ----------------   --------------
Operating income (loss)                                 (3,790)             327                 13,280           21,416
Interest income - net                                     (204)            (313)                  (768)          (1,200)
                                                --------------   --------------       ----------------   --------------
Income (loss) before income taxes                       (3,586)             640                 14,048           22,616
Provision (benefit) for income taxes                    (1,255)             244                  4,917            8,595
                                                --------------   --------------       ----------------   --------------
Net income (loss)                                $      (2,331)  $          396        $         9,131    $      14,021
                                                ==============   ==============       ================   ==============
Basic net income (loss) per share                $        (.09)  $          .02        $           .37    $         .54
                                                ==============   ==============       ================   ==============
Basic weighted average shares                           24,861           25,088                 24,888           25,776
                                                ==============   ==============       ================   ==============
Diluted net income (loss) per share              $        (.09)  $          .02        $           .36    $         .54
                                                ==============   ==============       ================   ==============
Diluted weighted average shares                         25,002           25,274                 25,116           26,106
                                                ==============   ==============       ================   ==============

                            See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In thousands)  (Unaudited)

                                                                              Thirty-Nine Weeks Ended
                                                                     -----------------------------------------
                                                                       November 27,            November 28,
                                                                           1999                    1998
                                                                     -----------------      ------------------
OPERATING ACTIVITIES:
Net Income                                                                   $  9,131                $ 14,021
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                                10,346                   7,752
  Contribution of treasury stock to profit sharing plan                           683                     981
  Deferred income taxes                                                         3,285                    (630)
  Loss on disposal of property and equipment                                      241                       8
 Changes in operating assets and liabilities:
  Accounts receivable                                                          (9,553)                 (8,937)
  Merchandise inventories                                                     (38,521)                (16,591)
  Other current assets                                                           (794)                    194
  Other assets                                                                     20                     (33)
  Accounts payable                                                             12,418                  18,750
  Employee compensation and related payroll taxes                                (582)                   (909)
  Accrued income taxes payable/recoverable                                     (2,399)                 (5,337)
  Other liabilities and accrued expenses                                          138                   1,783
  Deferred rent payments                                                          775                     540

                                                                     -----------------      ------------------
  Net cash provided by (used in) operating activities                         (14,812)                 11,592

INVESTING ACTIVITIES:
Purchases of property and equipment                                           (18,682)                (29,955)
Proceeds from disposal of property and equipment                                  289                       4
Purchase of marketable securities                                                  --                  (1,970)
Proceeds from maturity of short-term marketable securities                      1,655                   8,510

                                                                     -----------------      ------------------
   Net cash used in investing activities                                      (16,738)                (23,411)

FINANCING ACTIVITIES:
Proceeds from short-term debt                                                  38,600                  24,100
Principal payments on short-term debt                                         (18,900)                (21,100)
Proceeds and tax benefits from exercise of stock options                          293                   2,287
Purchase of treasury stock                                                       (690)                (12,442)

                                                                     -----------------      ------------------
   Net cash used in (provided by) financing activities                         19,303                  (7,155)

                                                                     -----------------      ------------------
Net decrease in cash and cash equivalents                                     (12,247)                (18,974)
Cash and cash equivalents at beginning of period                               23,113                  28,113

                                                                     -----------------      ------------------
Cash and cash equivalents at end of period                                   $ 10,866                $  9,139
                                                                     =================      ==================

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

     Throughout this document, the term "fiscal 2000" refers to the Company's current fiscal year which ends February 26, 2000.

2. Purchase of Treasury Stock

     During the thirteen weeks ended November 27, 1999, the Company purchased 80,000 shares of its Class A Common Stock in the open market at an average price of $8.63 per share for an aggregate purchase amount of $690,000. The Company has purchased 1,393,000 shares of Class A Common Stock out of the 2.6 million shares authorized by the Board. The treasury shares may be issued upon the exercise of employee stock options or for other corporate purposes.

     The Company's current stock repurchase program which was scheduled to expire by its terms on December 31, 1999 has been extended by the Board through and including December 31, 2000.

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

                                                          Thirteen                           Thirty - Nine
                                                         Weeks Ended                          Weeks Ended
                                                ------------------------------      ------------------------------
                                                  Nov. 27,          Nov. 28,          Nov. 27,          Nov. 28,
                                                    1999             1998               1999              1998
                                                ------------     -------------      ------------      ------------
Income Statement Data:  (Unaudited)

Net sales                                              100.0%          100.0%              100.0%          100.0%
Cost of sales (including occupancy costs)               75.6            74.7                72.5            71.0
                                                   ---------       ---------           ---------       ---------
Gross profit                                            24.4            25.3                27.5            29.0
Selling, general and administrative expenses            27.5            25.0                24.3            23.2
                                                   ---------       ---------           ---------       ---------
Operating income (loss)                                 (3.1)             .3                 3.2             5.8
Interest income - net                                   ( .2)            (.3)                (.2)            (.3)
                                                   ---------       ---------           ---------       ---------
Income (loss) before income taxes                       (2.9)             .6                 3.4             6.1
Provision (benefit) for income taxes                    (1.0)             .2                 1.2             2.3
                                                   ---------       ---------           ---------       ---------
Net income (loss)                                       (1.9)%            .4%                2.2%            3.8%
                                                   =========       =========           =========       =========

Thirteen Weeks Ended 11/27/99 Compared to Thirteen Weeks Ended 11/28/98

    Net sales increased 10.1% to $120.8 million for the thirteen weeks ended November 27, 1999 from $109.7 million for the thirteen weeks ended November 28, 1998. This increase in net sales was primarily attributable to net sales from new stores partially offset by a comparable store sales decrease. As of November 27, 1999, the number of stores in operation increased 14.5% to 410 from 358 at November 28, 1998. During the thirteen weeks ended November 27, 1999, the Company's comparable store sales decreased 3.7% compared to the same period in the prior year. Comparable footwear net sales for the thirteen weeks ended November 27, 1999 increased approximately 5.1% versus the thirteen weeks ended November 28, 1998. Comparable activewear and accessories net sales decreased approximately 23.7% for the comparable period. Activewear and accessories continue to be negatively effected by a fashion shift by customers to contemporary non-athletic brands and by a significant reduction in the average unit selling price. Net sales per square foot decreased to $54 from $62 for the same thirteen week period of the prior year.

    Gross profit for the thirteen weeks ended November 27, 1999 was $29.4 million, an increase of $1.6 million over the thirteen weeks ended November 28, 1998. During this same period, gross profit decreased to 24.4% of net sales versus 25.3% for the prior year. Of this 0.9% decrease, 1.7% was due to an increase in occupancy costs as a percentage of net sales, which was partially offset by a 0.6% increase in margins for product sold and a decrease in inventory shrink expense of 0.2%.

    Selling, general and administrative expenses increased $5.8 million (21.0%) to $33.2 million (27.5% of net sales) for the thirteen weeks ended November 27, 1999 from $27.5 million (25.0% of net sales) for the thirteen weeks ended November 28, 1998. This dollar increase was primarily attributable to the operating costs related to operating 52 additional stores at November 27, 1999 versus November 28, 1998. The increase as a percentage of net sales is primarily attributable to increased costs related to store payroll, depreciation and advertising along with a comparable store decrease in sales during the thirteen week period.

    Net interest income was $204,000 (.2% of net sales) for the thirteen weeks ended November 27, 1999, compared to net interest income of $313,000 (.3% of net sales) for the thirteen weeks ended November 28, 1998, a decrease of $109,000. This decrease was the result of reduced invested cash balances due to the Company's funding of fiscal 2000 expansion and the purchase of treasury stock under the Company's stock repurchase program.

    The Company had a benefit for income taxes of $1.3 million for the thirteen weeks ended November 27, 1999, as compared to a provision for income taxes of $244,000 for the thirteen weeks ended November 28, 1998. The decrease is due to the decreased level of income before income taxes for the thirteen weeks ended November 27, 1999, along with a decrease in the effective tax rate to 35.0% for the thirteen weeks ended November 27, 1999 from 38.0% for the thirteen weeks ended November 28, 1998. The decrease in the effective tax rate is due to ongoing tax planning initiatives.

    Diluted net loss per share was $(.09) for the thirteen weeks ended November 27, 1999 compared to diluted net income per share of $.02 for the thirteen weeks ended November 28, 1998. Diluted weighted average shares outstanding were 25,002,000 and 25,274,000 respectively, for the periods ended November 27, 1999 and November 28, 1998.

Thirty Nine Weeks Ended 11/27/99 Compared to Thirty Nine Weeks Ended 11/28/98

    Net sales increased 13.0% to $419.1 million for the thirty nine weeks ended November 27, 1999 from $371.0 million for the thirty nine weeks ended November 28, 1998. Of this increase, $21.7 million was attributable to a 14.5% increase in the number of stores open during the period from 358 at November 28, 1998 to 410 at November 27, 1999. The balance of the increase was attributable to a $33.8 million increase in net sales from the existing stores open only part of the first thirty nine weeks of last year. These increases were partially offset by a comparable store net sales decrease of 3.0% for the thirty nine weeks ended November 27, 1999. Comparable footwear net sales for the thirty nine weeks ended November 27, 1999 increased approximately 3.0%. Comparable activewear and accessories net sales decreased approximately 20.1% for the comparable period. Activewear and accessories continue to be negatively effected by a fashion shift by customers to contemporary non-athletic brands. Net sales per square foot decreased to $199 from $227 for the same period of the prior year. Sales per square foot have been negatively impacted by the decrease in activewear sales along with a 3.4% increase in the average store size from 5,853 square feet at November 28, 1998 to 6,051 square feet at November 27, 1999.

    Gross profit for the thirty nine weeks ended November 27, 1999 was $115.2 million, an increase of $7.7 million over the thirty nine weeks ended November 28, 1998. During this same period, gross profit decreased to 27.5% of net sales versus 29.0% for the prior year. Of this 1.5% decrease, 1.6% was due to an increase in occupancy costs as a percentage of net sales. Additionally, margin for product sold decreased 0.1%, however it was offset by a 0.2% decrease in inventory shrink expense.

    Selling, general and administrative expenses increased $15.9 million (18.4%) to $102.0 million (24.3% of net sales) for the thirty nine weeks ended November 27, 1999 from $86.1 million (23.2% of net sales) for the thirty nine weeks ended November 28, 1998. This dollar increase was primarily attributable to the operating costs related to operating 52 additional stores at November 27, 1999
versus November 28, 1998.   The increase as a percentage of net sales is a
result of increased costs related to store payroll, depreciation and freight along with a comparable store decrease in sales for the thirty nine weeks ended November 27, 1999.

    Net interest income was $768,000 (.2% of net sales) for the thirty nine weeks ended November 27, 1999, compared to net interest income of $1.2 million (.3% of net sales) for the thirty nine weeks ended November 28, 1998, a decrease of $432,000. This decrease was primarily the result of reduced invested cash balances due to the Company's funding of fiscal 2000 expansion.

    The Company's provision for federal and state income taxes decreased $3.7 million for the thirty nine weeks ended November 27, 1999. The decrease is due to the decreased level in income before income taxes for the thirty nine weeks ended November 27, 1999, along with a decrease in the effective tax rate to 35.0% for the thirty nine weeks ended November 27, 1999 from 38.0% for the thirty nine weeks ended November 28, 1998. The decrease in effective tax rate is due to ongoing tax planning initiatives.

    Diluted net income per share decreased 33.3% to $.36 for the thirty nine weeks ended November 27, 1999 compared to diluted net income per share of $.54 for the thirty nine weeks ended November 28, 1998. Diluted weighted average shares outstanding were 25,116,000 and 26,106,000 respectively for the periods ended November 27, 1999 and November 28, 1998.

Liquidity and Capital Resources

    The Company used cash of $14.8 million in its operating activities during the thirty nine weeks ended November 27, 1999 as compared to generating cash from its operating activities of $11.6 million during the thirty nine weeks ended November 28, 1998. The decrease in cash generated by operating activities was primarily the result of lower earnings and increased inventory levels net of accounts payable.

    The Company had a net use of cash from its investing activities, of $16.7 million and $23.4 million for the thirty nine week periods ended November 27, 1999 and November 28, 1998, respectively. Of the $16.7 million used in fiscal 2000, $18.7 million was used for new store construction and remodeling of existing stores, which was partially offset by $1.7 million in net maturities of marketable securities.

    The Company anticipates that total capital expenditures for fiscal 2000 and fiscal 2001 will be approximately $34 million and $17-21 million, respectively, primarily for the opening of new stores and the remodeling of existing stores.

    At November 27, 1999 the Company had cash equivalents of $10.9 million and short-term marketable securities of $2.0 million. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. Short-term marketable securities range in maturity from 90 - 365 days from date of purchase and are primarily invested in tax exempt municipal obligations. In addition, the Company held long-term marketable securities of $14.1 million at November 27, 1999. Long-term marketable securities are primarily invested in tax exempt municipal obligations with maturities ranging from one to five years.

    In addition to the cash and marketable securities, the Company has a $75,000,000 revolving line of credit which expires July 2003. The line of credit contains restrictive covenants that limit, among other things, the Company's ability to declare or pay dividends, incur or guarantee debt, redeem shares of its capital stock, be a party to a merger, acquire or dispose of assets or engage in any other transactions outside the ordinary course of business. At November 27, 1999 the Company had borrowed $19.7 million under the line and is in compliance with all restrictive covenants.

    The Company had positive working capital of $109.6 million at November 27, 1999, an increase of $2.9 million from the working capital of $106.7 million at February 27, 1999.

    Merchandise inventories were $173.8 million at November 27, 1999 compared to $135.3 million at February 27, 1999. On a per square foot basis, merchandise inventories at November 27, 1999 were approximately flat compared to November 28, 1998, and were approximately 8.5% higher than at February 27, 1999. The Company believes present levels are appropriate for the selling season and industry environment.

    The Company plans to increase its retail square footage by approximately 7.5% for fiscal 2001 which is a decrease from previously announced plans of increasing retail square footage by approximately 15%. This change is a result of the current industry environment and trends. Management believes that cash on hand, operating cash flow and the Company's existing bank facility will provide sufficient capital to complete the Company's fiscal 2001 store expansion program and to satisfy the Company's other capital requirements through fiscal 2001.

Year 2000 Readiness

As of the date of this filing, January 4, 2000, the Company has not incurred any significant business disruptions as a result of year 2000 issues (as defined below). However, while no such occurance has developed as of the date of this filing, year 2000 issues that may arise related to material Third Parties (as defined below) may not become apparent immediately and therefore, there is no assurance that the Company will not be affected by Third Party noncompliance in the future. The Company will continue to monitor the issue vigilantly and work to remediate any issues that may arise.

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Such software and devices with embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's operations, including, among other things, a temporary inability to process transactions, receive inventory from suppliers, ship inventory to stores, or engage in similar business activities.

The Company's year 2000 Plan (Plan) was completed in four phases as it relates to IT systems, non-IT systems and third party suppliers, vendors and service providers ("Third Parties"). The four phases include inventory and assessment; remediation; testing; and contingency planning.

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

The Company has completed the four phases of the Plan as it relates to substantially all IT and non-IT systems. The Company utilizes commercially available packaged software to support the majority of its application needs. A majority of such packages have been represented by the respective vendors as year 2000 compliant. Testing to date has confirmed this.

Risks

The Company believes that Third Parties represent the area of greatest risk to the Company including the potential failure of mall utilities and failure of merchandise vendor production facilities. This is due to the Company's limited ability to influence actions of the Third Parties, and because of the Company's inability to estimate the level and impact of noncompliance of Third Parties in some instances. Material Third Parties have been identified and the Company has opened communication with them in regards to the year 2000 issue.
Correspondence was sent to material Third Parties and the Company has received return correspondence from a large majority stating that they expect to be year 2000 compliant in 1999. The Company has performed follow-up inquiries with non-responding Third Parties and has developed contingency plans as necessary.

The Company purchased 56% of its merchandise from Nike in fiscal 1999 and expects merchandise purchases in fiscal 2000 to continue at a significant level. Nike has publicly stated that a substantial number of their significant suppliers and customers have not responded to Nike's surveys or provided assurance of their year 2000 readiness or have not responded with sufficient detail for Nike to determine their year 2000 readiness. However, as documented in Nike's regulatory filings, they appear to have developed contingency plans to mitigate the impact of year 2000 issues that may occur.

A majority of the products purchased by the Company from Nike and its other key vendors are sourced in Asia. From the Company's review and through third party sources, including key vendor disclosures, it appears that the Asian factories which produce these products may have limited year 2000 exposure due to the limited amount of automation. The Company does however have concerns regarding infrastructure in Asia such as electric power and telecommunications. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition.

Contingency Plans

The Company has developed contingency plans with regards to the year 2000 issue. The contingency plans for receipt of merchandise from the Company's key vendor, Nike, have included taking receipt of product early and developing joint contingency plans with Nike to insure continued timely receipt of product.

Contingency plans regarding store operations include distributing operating procedures to store personnel, timely availability of replacement store registers as necessary and the full staffing of our store systems support staff during high risk periods.

Completed contingency plans for the Company's IT systems include, where appropriate, manual work processes, insuring proper backup of all critical systems prior to critical process dates, off-site system recovery availability and insuring that personnel the Company deem essential to system operations and recovery are scheduled to be available during high risk periods.

Although the Company anticipates no material business disruptions will occur as a result of the year 2000 issue, there can be no assurance that the Company has correctly anticipated the level, impact or duration of potential noncompliance by its material Third Parties. As a result, there is no certainty that the Company's contingency plans will be sufficient to mitigate the impact of noncompliance by material Third Parties and this may result in a material adverse effect to the Company regardless of the Company's contingency plans.
The failure of any contingency plans could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

Costs
Costs related to the year 2000 issue are funded through operating cash flows. The Company has not incurred significant historic costs related to the year 2000 issue as systems have been upgraded as part of the Company's growth and normal maintenance routines. Through November 27, 1999 the Company had expended approximately $125,000 in remediation efforts, including the costs of new software and modifying the applicable code of existing software. The Company has expensed the majority of these costs to date.

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

         None.

ITEM 5:  Other Information
         -----------------

         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a) Exhibits

             10.29-Amendment to Revolving Credit Agreement among Spike's
                   Holding, Inc., and The Finish Line, Inc. dated May 4, 1997
             11-Computation of Net Income Per Share.
             27-Financial Data Schedule

         (b) Reports on Form 8-K

             None.

                                  SIGNATURES
                                  ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE FINISH LINE, INC.


Date:  January 4, 2000                    By:/s/ Steven J. Schneider
                                          --------------------------
                                          Steven J. Schneider
                                          Sr. Vice President - Finance, Chief
                                          Financial Officer and Assistant
                                          Secretary