Form 10-K405
period 2000-02-26
FINISH LINE INC /DE/
filed 2000-05-26
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 26, 2000 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _________ to __________

Commission File Number 0-20184
                       -------

                             THE FINISH LINE, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                       35-1537210
--------------------------------------               -------------------------
       (State of Incorporation)                      (I.R.S. Employer ID No.)
3308 N. Mitthoeffer Road, Indianapolis, Indiana             46235

Registrant's telephone number, including area code: (317) 899-1022

                                 _____________

          Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)                (Name of each exchange on which registered)
         None                                            None

          Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock, $.01 par value
                                 _____________

  Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No __
                                     -

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 28, 2000 was approximately $191,714,700 which was based on the last sale price reported for such date by NASDAQ.

  The number of shares of the Registrant's Common Stock outstanding on April 28, 2000 was:
                       Class A Common Stock: 18,212,015
                       Class B Common Stock:  6,267,375

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement dated June 8, 2000 for the Annual Meeting of Stockholders to be held on July 20, 2000 (hereinafter referred to as the "2000 Proxy Statement") are incorporated into Part III.

  Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 26, 2000 (hereinafter referred to as the "2000 Annual Report to Stockholders") are incorporated into Parts II and IV.

                                    PART I
                                    ------

Item 1 - Business

General
-------

     The Finish Line, Inc. together with its wholly owned subsidiary Spike's Holding, Inc. (the "Company" or "Finish Line") is one of the largest mall based specialty retailers of brand name athletic, outdoor and casual footwear, activewear and accessories in the United States. As of April 1, 2000, the Company operated 415 stores in 42 states. A Finish Line store generally carries a large selection of men's, women's and children's athletic and casual shoes, as well as a broad assortment of activewear and accessories. Brand names offered by the Company include Nike, adidas, Reebok, And 1, K-Swiss, New Balance, Timberland, Asics and Skechers.

     The Company attempts to distinguish itself from other athletic footwear specialty retailers through larger mall-based store formats. Finish Line stores average 6,061 square feet, and the Company's stores opened during fiscal 2000 averaged approximately 6,500 square feet. The Company's strategy is to create an exciting and entertaining retail environment by continually updating store designs, and to operate a larger store size, which permits greater product depth and merchandising flexibility. Since activewear and accessories generally carry higher gross margins, Finish Line devotes a greater percentage of its sales area to these products than typical athletic footwear specialty stores. Activewear and accessories accounted for approximately 23% of the Company's net sales in fiscal 2000.

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

New Store Openings. Since the Company's initial public offering in June 1992, Finish Line has expanded from 104 stores to 415 stores at April 1, 2000. The Company opened 55 new stores in fiscal 2000 and intends to open 25 to 30 new stores in fiscal 2001, which represents increases of approximately 14% in fiscal 2000 and 6% to 7% in fiscal 2001. Total square footage increased 18% in fiscal 2000 over the prior year as a result of the Company's strategy of opening larger traditional stores, as well as selected larger format stores.

     For fiscal 2001 the Company plans to increase its total square footage open by approximately 7% to 8%. Much of this square footage growth will result from a renewed emphasis on smaller traditional stores averaging approximately 5,000 square feet. The Company expects that its new stores will be in both new and existing geographic markets.

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

     Traditional Format Concept - These stores are less than 10,000 square feet in size. They typically are stocked with 600-700 footwear styles and 10,000+ shoes. While the average size of all traditional concept stores is 5,165 square feet, traditional concept stores opened in fiscal 2000 averaged 5,476 square feet.

     Larger Format Concept - These stores are more than 10,000 square feet in size. They are typically stocked with 1,000 - 1,300 footwear styles and 20,000-30,000+ shoes. This format offers Finish Line the opportunity to establish a dominant presence in the best major malls throughout the country. The Company expects to reduce the number of larger store openings during the next fiscal year due to slower sales of activewear.

Commitment to Continually Strengthen Infrastructure. Over the last five years, Finish Line has made a number of strategic infrastructure investments, including enhancements to its management, store operations, and distribution and information systems. Significant management additions and organizational changes include recruiting additional management professionals with significant industry experience, as well as centralizing the supervision of the footwear and activewear/accessories departments to improve communication and coordination between the two areas. In addition, staffs in both departments have been increased to allow the buyers and merchandisers to focus more time and attention on specific product categories.

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

                                         Year Ended
                                -------------------------------

                                 Feb. 26,   Feb. 27,   Feb. 28,
     Category                      2000       1999       1998
     --------                   ---------   --------   --------
     Footwear                        77%        72%        69%
     Activewear/Accessories          23%        28%        31%
                                   ----       ----       ----
     Total                          100%       100%       100%
                                   ====       ====       ====

     All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the corporate headquarters. The store manager and district manager, along with management at the Company's headquarters, review the merchandise mix to adapt to permanent or temporary changes or trends in the marketplace.

Footwear
--------

     Finish Line's distinctive shoe wall is stocked with the latest in athletic, casual and outdoor footwear that the industry has to offer, including: Nike, adidas, Reebok, Timberland, And 1, K-Swiss, New Balance, Asics, Converse, Fila, Skechers and many others. To make shopping easier for customers, footwear is categorized into definable sections including: basketball, cross-training, running, fitness, tennis, cleated, golf, outdoor, casual and lifestyle. Most categories are available in men's, women's and children's styles.

Activewear/Accessories
----------------------

     Many of the same companies, which supply Finish Line with quality footwear, also supply activewear, including products made by Nike, adidas and Reebok. Additional suppliers include Logo Athletic, along with outdoor activewear from Columbia and Timberland. In addition, the Company offers fashion brands including NST Nautica Sport Tech, RLX Polo

Sport, and DADA. Many vendors offer footwear, activewear and accessories in "collections". Categories of activewear consist of jackets, caps, tops, pants, shorts, windwear, running wear, warm-ups, fleece, fitness wear and sport-casual wear. Among the accessories offered by the Company are socks, athletic bags, backpacks, sunglasses, watches and shoe-care products.

In addition, the Company has continued to build a private label apparel program through the introduction of two new private label lines, SPK and 808. SPK meets the needs of our value/performance customers by offering high quality basic athletic apparel at introductory price points. 808's graphic driven t-shirts target a college age shopper looking for more contemporary lifestyle apparel.

Marketing
---------

     The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes television, direct mail, consumer print, outdoor, and the internet in its marketing efforts.

     The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense for fiscal 2000 and fiscal 1999 was 1.6% and 1.5%, respectively, of net sales, after deducting co-op reimbursements. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multimillion dollar advertising campaigns of its key suppliers, such as Nike, adidas, and Reebok.

     The Company also uses in-store contests, promotions and event sponsorships, as well as a comprehensive public relations effort to further market the Company.

Purchasing and Distribution
---------------------------

     Finish Line's footwear and activewear purchasing is coordinated through a centralized merchandising department under the direction of an Executive Vice President-Merchandise and Marketing. The buying and merchandise departments are comprised of approximately 35 people. The footwear and activewear/accessories divisions consist of a Senior Vice President-General Merchandise Manager, divisional merchandise managers, multiple buyers and associate buyers. Both buying divisions are supported by a planning and distribution division, which consists of planners, merchandisers and administrative assistants.

     The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 140 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 49% and 56% of total purchases in fiscal 2000 and fiscal 1999, respectively. The Company purchased approximately 79% and 87% of total merchandise in fiscal 2000 and fiscal 1999, respectively, from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

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

     Nearly all of the Company's merchandise is shipped directly from suppliers to the distribution center, where the Company processes and ships it by contract and common carriers to its stores. Each day shipments are made to one-third of the Company's stores. In any three-week period, each store will receive five shipments. A shipment is normally received one to four days from the date that the order is filled depending on the store's distance from the distribution center. Historically, the Company maintains approximately two-thirds of a month's supply of merchandise at the distribution center.

Management Information System
-----------------------------

     The Company has a computerized management information system, which includes a network of computers at corporate headquarters used by management to support decision-making along with PC-based POS computers at the stores. Store computers are connected via modem or frame relay to computers at corporate headquarters. A perpetual inventory system permits corporate management to review daily each store's inventory by department, class and SKU. This system includes an automated replenishment system that allows the Company to replace faster-selling items more quickly. Other functions in the system include accounting, distribution, inventory tracking and control.

Store Operations
----------------

     The Company has an Executive Vice President - Store Operations, Senior Vice President-Store Personnel and regional and district managers who visit the stores regularly to review the implementation of Company plans and policies, monitor operations, and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at corporate headquarters. Each store has a store manager or co-managers that are responsible for supervision and overall operations, one or more assistant mangers and additional full and part-time sales associates.

     Regional, district and store managers receive a fixed salary and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All assistant store managers and sales associates are paid on an hourly basis.

Real Estate
-----------

     As of April 1, 2000, Finish Line operated 415 stores in 42 states. With the exception of nine strip-center stores, all Finish Line stores are located in enclosed shopping malls. The typical store format has a sales floor, which includes a try-on area, and a display area where each style of footwear carried in the store is displayed by category (e.g., basketball, tennis, running), and an adjacent stock room where the footwear inventory is maintained. Sales floors in all stores represent approximately 65% to 75% of the total space. In addition to its typical store format, the Company operates approximately 16 stores using a "rack store" format, where footwear inventory is kept directly on the sales floor.

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

     Based upon expenditures for fiscal 2000, the Company estimates that the cash requirements for opening a traditional new store (under 10,000 square feet) will approximate $565,000. This estimate includes $340,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $325,000 ($225,000 net of payables) in inventory investment. The estimate of opening a large format store (over 10,000 square feet) may vary significantly depending on exact square footage, landlord construction allowance and inventory investment needed to support expected sales levels. These estimates range from $900,000 to $1,900,000.

Competition
-----------

     The Company's business is highly competitive. Many of the products the Company sells are sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores mass merchandisers, and internet e-tailers. Some of the Company's primary competitors are large national and/or regional chains that have substantially greater financial and other resources than Finish Line. Among the Company's competition are stores that are owned by major suppliers to the Company. To a lesser extent, the Company competes with mail order and local sporting goods and athletic specialty stores. In many cases, the Company's stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases, which the Company enters into, do not restrict the opening of stores by competitors.

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

Seasonal Business
-----------------

The Company's business follows a seasonal pattern, peaking over a total of about 12 weeks during the late summer (late July through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal year ended February 26, 2000, these periods accounted for approximately 34% of the Company's annual sales.

Employees
---------

As of April 1, 2000, the Company employed approximately 8,630 persons, 1,970 of whom were full-time and 6,660 of whom were part-time. Of this total, 380 were employed at the Company's Indianapolis, Indiana corporate headquarters and distribution center and 36 were employed as regional and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company's employees are represented by a union and employee relations are generally considered good.

Profit Sharing Plan
-------------------

While no assurances can be given that it will do so in the future, the Company has in the past purchased on the open market its Class A Common Stock and later contributed it in lieu of cash to the Company's Profit Sharing Plan. During fiscal 2000 the Company contributed 50,000 shares of Class A Common Stock to the Profit Sharing Plan representing a non cash contribution of $682,825.

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

Store Locations
---------------

     At April 1, 2000, the Company operated 415 stores in 42 states. With the exception of nine strip center stores, all Finish Line stores are located in enclosed shopping malls. The following table sets forth information concerning the Company's stores.

STATE                            TOTAL              STATE                               TOTAL
--------------------------   ---------------        ----------------------------   ---------------
                                   2
Alabama                            7                Missouri                             11
Arizona                            4                Nebraska                              4
Arkansas                          11                Nevada                                1
California                         6                New Hampshire                         4
Colorado                           4                New Jersey                            6
Connecticut                        1                New Mexico                            1
Delaware                          22                New York                             22
Florida                           16                North Carolina                       16
Georgia                            1                North Dakota                          2
Idaho                             32                Ohio                                 38
Illinois                          24                Oklahoma                              7
Indiana                            7                Oregon                                1
Iowa                               8                Pennsylvania                         24
Kansas                             8                South Carolina                        5
Kentucky                           5                South Dakota                          1
Louisiana                          1                Tennessee                            13
Maine                             14                Texas                                30
Maryland                           6                Virginia                             15
Massachusetts                     16                Washington                            3
Michigan                           2                West Virginia                         5
Mississippi                                         Wisconsin                             9
                                                                                   ---------------
                                                    Total                               415

     The Company leases all of its stores. Initial lease terms for the Company's stores generally range from five to ten years in duration without renewal options, although some of the stores are subject to leases for five years with one of more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount.

Forward - Looking Statements and Risk Factors
---------------------------------------------

     This annual report on Form 10-K and the documents incorporated by reference contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed in the Form 10-K and the documents incorporated by reference are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: changing consumer preferences; the Company's inability to successfully market its footwear, apparel, accessories and other merchandise; price, product and other competition from other retailers (including internet and direct manufacturer sales); the unavailability of products; the inability to locate and obtain favorable lease terms for the Company's stores; the loss of key employees, general economic conditions and adverse factors impacting the retail athletic industry; management of growth, and the other risks detailed in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3 - LEGAL PROCEEDINGS

     The Company is from time to time, involved in certain legal proceedings in the ordinary course of conducting its business. Management believes there are no pending legal proceeding in which the Company is currently involved which will have a material adverse effect on the Company's financial position.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                                    PART II
                                    -------

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to pages 31 and the inside back cover of the 2000 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 6 - SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to page 17 of the 2000 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to pages 18 through 21 of the 2000 Annual Report to Stockholders filed as
Exhibit 13 to this Annual Report on Form 10-K.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference to page 21 of the 2000 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to page 19 and pages 22 through 30 of the 2000 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements between the Registrant and its independent auditors on matters of accounting principles or practices.

                                   PART III
                                   --------

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the Sections entitled "Election of Directors--Nominees", and "Management-- Executive Officers and Directors" in the 2000 Proxy Statement to be filed within 120 days of February 26, 2000, the Company's most recent fiscal year end.

Item 11 - EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Section entitled "Executive Compensation" in the 2000 Proxy Statement to be filed within 120 days of February 26, 2000, the Company's most recent fiscal year end.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Section entitled "Securities Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement to be filed within 120 days of February 26, 2000, the Company's most recent fiscal year end.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement to be filed within 120 days of February 26, 2000, the Company's most recent fiscal year end.


                                    PART IV
                                    -------

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) 1. The following financial statements of The Finish Line, Inc. and the report of independent auditors included in the 2000 Annual Report to Stockholders are incorporated herein by reference:

          Report of Independent Auditors
          Consolidated Balance Sheets as of  February 26, 2000 and February 27,
            1999.
          Consolidated Statements of Income for the years ended February 26, 2000, February 27, 1999, and February 28, 1998.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended February 26, 2000, February 27, 1999, and February 28, 1998.
          Consolidated Statements of Cash Flows for the years ended February 26,
            2000, February 27, 1999 and February 26, 2000.
          Notes to Consolidated Financial Statements - February 26, 2000.

     2.  The Financial Statement Schedule of The Finish Line, Inc. is listed in
Item 14(d).

 (b) Reports on Form 8-K

     None.

 (c) Exhibits

Exhibit
Number         Description
--------       -----------

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

10.18     Amended and Restated Tax Indemnification Agreement.(2)

10.21.1   The Finish Line, Inc. Profit Sharing Plan as Amended and Restated.(3)

10.21.2 Amendment to The Finish Line, Inc. Profit Sharing Plan dated January 1, 1993.(3)

10.21.3 Second Amendment to The Finish Line, Inc. Profit Sharing Plan dated January 1, 1994.(3)

10.26 Revolving Credit Agreement among Spike's (5) Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.

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

10.27.2 Revolving Credit Note in the amount of $15,000,000 with The Northern Trust Company dated July 10, 1998. (6)

10.27.3 Revolving Credit Note in the amount of $15,000,000 with The Northern Trust Company dated July 10, 1998. (6)

10.27.4 Revolving Credit Note in the amount of $15,000,000 with Suntrust Bank, Central Florida, N.A. dated July 10, 1998. (6)

10.28 Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(7)

10.29 Amendment to Revolving Credit Agreement among Spike's Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.(8)

13        Annual Report to Stockholders for the year ended February 26, 2000

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

 (4) Previously filed as a like numbered exhibit to the Registrant's Registration Statement on Form S-8 (File No.333-62063) and incorporated herein by reference.

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

 (8) Previously filed as a like numbered exhibit to the Registrants' Quarterly Report on Form 10Q (File No. 0-20184) for the quarter ended November 27, 1999 and incorporated herein by reference.

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

                                                THE FINISH LINE, INC.

Date:  May 24, 2000         By:/s/ Steven J. Schneider,
                               -----------------------
                            Steven J. Schneider, Executive Vice President
                            Finance, Chief Financial Officer and Assistant
                            Secretary (Principal Financial and Accounting
                            Officer)

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

Date:  May 24, 2000    /s/ Alan H. Cohen
                       --------------------------
                       Alan H. Cohen, Chairman of the Board, President and Chief
                       Executive Officer (Principal Executive Officer)

Date:  May 24, 2000    /s/ David I. Klapper
                       --------------------------
                       David I. Klapper, Senior Executive Vice President, and
                       Director

Date:  May 24, 2000    /s/ Larry J. Sablosky
                       --------------------------
                       Larry J. Sablosky, Senior Executive Vice President and
                       Director

Date:  May 24, 2000    /s/ Jonathan K. Layne
                       --------------------------
                       Jonathan K. Layne, Director

Date:  May 24, 2000    /s/ Jeffrey H. Smulyan
                       --------------------------
                       Jeffrey H. Smulyan, Director

Date:  May 24, 2000    /s/ Stephen Goldsmith
                       -------------------------
                       Stephen Goldsmith, Director

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

                             THE FINISH LINE, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)

COL A                     COL B       COL C      COL D     COL E
-----                     -----       -----      -----     -----

                                   Additions
                                ---------------
                                                 Charged to
                         Balance     Charged to  Other       Deduc-    Balance
                         at Beg.     Costs and   Accounts    tions-    at End of
Description              of Period   Expense     Describe    Describe  Period
--------------------------------------------------------------------------------
Year ended
February 28, 1998:

Deducted from asset
 account:
 Reserve for inven-
 tory obsolescence......  $2,800       $  200        --         --       $3,000
                          ------       ------      ------     ------     ------
 Total..................  $2,800       $  200        $0         $0       $3,000
                          ======       ======      ======     ======     ======

Year ended
February 27, 1999:

Deducted from asset
 account:
 Reserve for inven-
 tory obsolescence......  $3,000       $  300        --         --       $3,300
                          ------       ------      ------     ------     ------
 Total..................  $3,000       $  300        $0         $0       $3,300
                          ======       ======      ======     ======     ======

Year ended
February 26, 2000:

Deducted from asset
 account:
 Reserve for inventory
 obsolescence...........  $3,300       $1,000        --         --       $4,300
                          ------       ------      ------     ------     ------
 Total..................  $3,300       $1,000        $0         $0       $4,300
                          ======       ======      ======     ======     ======

             Exhibit Index
             -------------

Exhibit
Number                        Description
-------      ------------------------------------------------------


13           Annual Report to Stockholders for the year ended February 26, 2000

21           Subsidiaries of The Finish Line, Inc.

23           Consent of Ernst & Young LLP (independent auditors).

27           Financial Data Schedule for year ended February 26, 2000 and
             February 27, 1999