Form 10-Q
period 2000-05-27
FINISH LINE INC /DE/
filed 2000-06-28
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ___________________________________

                                  FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


     For the thirteen week period ended May 27, 2000
                                        ------------

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ----------------      -----------------

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
                                Yes  X    No
                                  ---       ---

     Shares of common stock outstanding at June 16, 2000:

                                  Class A    18,212,615
                                  Class B     6,267,375

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                           May 27,                   February 26,
                                                                            2000                         2000
                                                                      ----------------             ----------------
                                                                        (unaudited)
                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                     $  9,621                     $ 13,061
Marketable securities                                                            8,878                       11,420
Accounts receivable                                                             12,583                        9,555
Merchandise inventories                                                        169,013                      148,979
Income taxes recoverable                                                            --                          756
Other                                                                            2,071                        1,473
                                                                           -----------                  -----------
Total current assets                                                           202,166                      185,244

PROPERTY AND EQUIPMENT:
Land                                                                               315                          315
Building                                                                        10,385                       10,391
Leasehold improvements                                                          94,047                       89,909
Furniture, fixtures, and equipment                                              40,947                       40,737
Construction in progress                                                         1,051                        2,087
                                                                           -----------                  -----------
                                                                               146,745                      143,439

Less accumulated depreciation                                                   45,389                       41,820
                                                                           -----------                  -----------
                                                                               101,356                      101,619
OTHER ASSETS:
Deferred income taxes                                                            2,467                        2,023
Other                                                                              190                          209
                                                                           -----------                  -----------
                                                                                 2,657                        2,232
                                                                           -----------                  -----------
                                                                              $306,179                     $289,095
                                                                           ===========                  ===========



                                  See accompanying notes.

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                            May 27,              February 26,
                                                                             2000                    2000
                                                                         -------------         ---------------
                                                                          (unaudited)
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                              $ 56,864                $ 42,188
Employee compensation                                                            2,906                   4,637
Accrued income taxes                                                               705                      --
Accrued property and sales taxes                                                 3,694                   4,097
Deferred income taxes                                                            4,807                   3,839
Other liabilities and accrued expenses                                           3,672                   5,585
                                                                              --------                --------
Total current liabilities                                                       72,648                  60,346

Long-term deferred rent payments                                                 6,572                   6,357

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none
 issued                                                                             --                      --
Common stock, $.01 par value
    Class A:
        Shares authorized - 30,000
        Shares issued and outstanding - (May 27, 2000 - 19,994;
          February 26, 2000 - 19,988)                                              200                     200
     Class B:
         Shares authorized - 12,000
         Shares issued and outstanding - (May 27, 2000 - 6,268;
          February 26, 2000 - 6,268)                                                63                      63
Additional paid-in capital                                                     122,593                 122,269
Retained earnings                                                              118,305                 114,512
Accumulated other comprehensive loss                                               (74)                    (41)

Treasury stock - (May 27, 2000 - 1,781; February 26, 2000 -                    (14,128)                (14,611)
 1,785)
                                                                              --------                --------
     Total stockholders' equity                                                226,959                 222,392
                                                                              --------                --------
Total liabilities and stockholders' equity                                    $306,179                $289,095
                                                                              ========                ========




                                  See accompanying notes.

                             THE FINISH LINE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                       Thirteen Weeks Ended
                                                                  May 27,                   May 29,
                                                                   2000                      1999
                                                                --------                   --------

Net sales                                                       $146,657                   $132,296
Cost of sales (including occupancy expense)                      106,013                     95,170
                                                                --------                   --------
Gross profit                                                      40,644                     37,126
Selling, general, and administrative expenses                     34,846                     31,705
                                                                --------                   --------
Operating income                                                   5,798                      5,421
Interest income - net                                                223                        281
                                                                --------                   --------
Income before income taxes                                         6,021                      5,702
Provision for income taxes                                         2,228                      1,996
                                                                --------                   --------
Net income                                                      $  3,793                   $  3,706
                                                                ========                   ========
Basic net income per share                                          $.16                       $.15
                                                                ========                   ========
Basic weighted average shares                                     24,413                     24,885
                                                                ========                   ========
Diluted net income per share                                        $.15                       $.15
                                                                ========                   ========
Diluted weighted average shares                                   24,665                     25,198
                                                                ========                   ========



                                  See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands) - (Unaudited)



                                                                                      Thirteen Weeks Ended
                                                                               May 27,                   May 29,
                                                                                2000                      1999
                                                                              ----------               ----------
           OPERATING ACTIVITIES:
Net Income                                                                      $  3,793                 $  3,706
Adjustments to reconcile net income to net cash used
  in operating activities:
  Depreciation and amortization                                                    4,074                    3,680
  Contribution of treasury stock to pension plan                                   1,758                      683
  Deferred income taxes                                                              524                     (352)
  Loss on disposal of property and equipment                                          18                      150
  Changes in operating assets and liabilities:
    Accounts receivable                                                           (3,028)                  (3,465)
    Merchandise inventories                                                      (20,034)                 (15,125)
    Other current assets                                                            (598)                    (430)
    Other assets                                                                      19                       (7)
    Accounts payable                                                              14,676                    6,850
    Employee compensation and related payroll taxes                               (1,731)                  (1,735)
    Accrued income taxes                                                           1,461                    1,736
    Other liabilities and accrued expenses                                        (2,316)                    (865)
    Deferred rent payments                                                           215                      325
                                                                              ----------               ----------
  Net cash used in operating activities                                           (1,169)                  (4,849)

 INVESTING ACTIVITIES:
 Purchases of property and equipment                                              (3,878)                  (4,562)
 Proceeds from disposal of property and equipment                                     49                      166
 Proceeds from sale of marketable securities                                       2,509                      504
                                                                              ----------               ----------
  Net cash used in investing activities                                           (1,320)                  (3,892)

 FINANCING ACTIVITIES:
 Proceeds and tax benefits from exercise of stock options                             37                      165
 Purchase of treasury stock                                                         (988)                      --
                                                                              ----------               ----------
  Net cash provided by (used in) financing activities                               (951)                     165
                                                                              ----------               ----------
Net decrease in cash and cash equivalents                                         (3,440)                  (8,576)
Cash and cash equivalents at beginning of period                                  13,061                   23,113
                                                                              ----------               ----------
Cash and cash equivalents at end of period                                      $  9,621                 $ 14,537
                                                                               =========               ==========

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

      These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended February 26, 2000.

2.    Revenue Recognition

      On December 3, 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 does not change existing literature on revenue recognition, but rather it clarifies the staff's position on pre-existing literature. The new standard did not require management to change existing revenue recognition policies and therefore had no impact on the Company's reported financial position or results of operations as of May 27, 2000.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.


                                                                              Thirteen Weeks Ended
                                                                            May 27,          May 29,
                                                                             2000             1999
                                                                          ---------         ---------
                                                                                  (Unaudited)

Net Sales                                                                   100.0%                  100.0%
Cost of sales (including occupancy expenses)                                 72.3                    71.9
                                                                       ----------              ----------
Gross profit                                                                 27.7                    28.1
Selling, general and administrative expenses                                 23.8                    24.0
                                                                       ----------              ----------
Operating income                                                              3.9                     4.1
Interest income - net                                                         (.2)                    (.2)
                                                                       ----------              ----------
Income before income taxes                                                    4.1                     4.3
Provision for income taxes                                                    1.5                     1.5
                                                                       ----------              ----------
Net income                                                                    2.6%                    2.8%
                                                                       ==========              ==========

THIRTEEN WEEKS ENDED MAY 27, 2000 COMPARED TO THIRTEEN WEEKS ENDED MAY 29, 1999

      Net sales increased 10.9% to $146.7 million for the thirteen weeks ended May 27, 2000 from $132.3 million for the thirteen weeks ended May 29, 1999. Of this increase, $14.2 million was attributable to a 14.0% increase in the number of stores open during the period from 371 at May 29, 1999 to 423 at May 27,d 2000. The balance of the increase was attributable to a $900,000 increase in net sales from the fourteen existing stores open only part of the first three months of last year. These increases were partially offset by a comparable store sales decrease of 0.7% for the thirteen weeks ended May 27, 2000 for those stores opened during the entire three months of last year. Comparable net footwear sales for the thirteen weeks ended May 27, 2000 increased 2.6% versus the thirteen weeks ended May 29, 1999. Comparable net activewear and accessories sales decreased 13.3% for the comparable period. Activewear and accessories continue to be negatively effected by a fashion shift by customers to contemporary non-athletic brands and by a significant reduction in the average unit selling price. Net sales per square foot decreased 9.1% to $60 for the thirteen weeks ended May 27, 2000 compared to $66 for the comparable period of the prior year. Sales per square foot have been negatively impacted by the decrease in activewear sales along with an 2.4% increase in the average store size from 5,924 square feet at May 29, 1999 to 6,068 square feet at May 27, 2000.

      Gross profit for the thirteen weeks ended May 27, 2000 was $40.6 million, an increase of $3.5 million over the thirteen weeks ended May 29, 1999. During this same period, gross profit decreased to 27.7% of net sales versus 28.1% for the prior year. Of this 0.4% decrease, 0.7% was due to an increase in occupancy costs as a percentage of net sales which was partially offset by a 0.3% increase in margin for products sold.

      Selling, general and administrative expenses increased $3.1 million (9.9%) to $34.8 million (23.8% of net sales) for the thirteen weeks ended May 27, 2000 from $31.7 million (24.0% of net sales) for the thirteen weeks ended May 29, 1999. This dollar increase was primarily attributable to the operating costs related to operating 52 additional stores at May 27, 2000 versus May 29, 1999. In addition, current year selling, general and administrative expenses are net of a $493,000 settlement of an insurance claim related to a store fire.

      Net interest income was $223,000 (.2% of net sales) for the thirteen week period ended May 27, 2000 compared to $281,000 (.2% of net sales) for the thirteen weeks ended May 29, 1999, a decrease of $58,000.

      The Company's provision for income taxes increased $232,000 for the thirteen weeks ended May 27, 2000 over the thirteen weeks ended May 29, 1999. The increase is due to the increased level of income before income taxes for the thirteen weeks ended May 27, 2000, and an increase in the effective tax rate to 37% for the thirteen weeks ended May 27, 2000 from 35% for the thirteen weeks ended May 29, 1999. The increase in the effective tax rate is due to reduced tax exempt interest income and increased state taxes.

      Net income increased 2.3% to $3.8 million for the thirteen weeks ended May 27, 2000 compared to $3.7 million for the thirteen weeks ended May 29, 1999. Diluted net income per share was $.15 for both comparable periods ended May 27, 2000 and May 29, 1999. Diluted weighted average shares outstanding were 24,665,000 and 25,198,000, respectively, for the thirteen weeks ended May 27,
2000 and May 29, 1999.   The decrease of 2.1% in diluted average shares
outstanding is principally the result of the repurchase of 633,400 shares of Class A Common Stock since May 29, 1999 through the stock buyback program authorized by the Board of Directors in September 1998 which expires on December 31, 2000.

Liquidity and Capital Resources

      The Company had a net use of cash of $1.2 million from its operating activities during the thirteen weeks ended May 27, 2000 as compared to a net use of cash from operating activities of $4.8 during the quarter ended May 29, 1999.

      The Company had a net use of cash from its investing activities of $1.3 million and $3.9 million for the thirteen weeks ended May 27, 2000 and May 29, 1999, respectively. The $1.3 million use of cash in 2000 is primarily due to new and remodeled stores construction totaling $3.9 million, partially offset by the proceeds from the sale of marketable securities.

      The Company's working capital was $129.5 million at May 27, 2000 which was a $4.6 million increase from $124.9 million at February 26, 2000.

      Merchandise inventories were $169.0 million at May 27, 2000 compared to $149.0 million at February 26, 2000. On a per square foot basis, merchandise inventories at May 27, 2000 decreased 3.8% compared to May 29, 1999, and were 9.6% higher than at February 26, 2000. The Company believes present levels are appropriate for the selling season.

      At May 27, 2000, the Company had cash and cash equivalents of $9.6 million and an additional $8.9 million in marketable securities. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. Marketable securities represent securities that range in maturity from 90 days to four years and are primarily invested in tax exempt municipal obligations. Marketable securities are classified as available-for-sale and are available to support current operations.

      The Company's previously announced expansion plans are to increase its retail square footage by approximately 7-8% for fiscal 2001. Management believes that cash and marketable securities on hand, operating cash flow and the Company's existing bank facility in the amount of $75,000,000 which expires on July 10, 2003, will provide sufficient capital to complete the Company's fiscal 2001 store expansion program and to satisfy the Company's other capital requirements through fiscal 2001.

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

                                               THE FINISH LINE, INC.


Date:  June 27, 2000                            By: /s/ Steven J. Schneider
                                                    -----------------------
                                                    Steven J. Schneider,
                                                    Executive Vice
                                                    President - Finance,
                                                    Chief Financial Officer
                                                    and Assistant Secretary