Form 10-Q
period 2000-08-26
FINISH LINE INC /DE/
filed 2000-09-21
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      -----------------------------------

                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

     For the thirteen week period ended August 26, 2000
                                        ---------------

                                      OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                        Commission File number 0-20184

                                   The Finish Line, Inc.
--------------------------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

Delaware                                                           35-1537210
--------------------------------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer identification number)
of incorporation or organization)

3308 North Mitthoeffer Road Indianapolis, Indiana                    46235
--------------------------------------------------------------------------------------------------
(Address of principal executive offices)                           (zip code)

                                       317-899-1022
--------------------------------------------------------------------------------------------------
                    (Registrant's telephone number, including area code)

__________________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No ___
                                     ---

      Shares of common stock outstanding at September 15, 2000:

                          Class A     18,235,265
                          Class B      6,267,375

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                August 26,      February 26,
                                                                                   2000             2000

                                                                                ----------      ------------
                                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                        $  45,142        $   13,061
Marketable securities                                                                8,458            11,420
Accounts receivable                                                                  9,652             9,555
Merchandise inventories                                                            162,676           148,979
Income taxes recoverable                                                                --               756
Other                                                                                1,681             1,473
                                                                                ----------      ------------

Total current assets                                                               227,609           185,244

PROPERTY AND EQUIPMENT:
Land                                                                                   315               315
Building                                                                            10,385            10,391
Leasehold improvements                                                              95,360            89,909
Furniture, fixtures, and equipment                                                  43,292            40,737
Construction in progress                                                               948             2,087
                                                                                ----------      ------------
                                                                                   150,300           143,439

Less accumulated depreciation                                                       48,929            41,820
                                                                                ----------      ------------
                                                                                   101,371           101,619

OTHER ASSETS:
Deferred income taxes                                                                2,890             2,023
Other                                                                                  172               209
                                                                                ----------      ------------
                                                                                     3,062             2,232
                                                                                ----------      ------------

Total assets                                                                      $332,042          $289,095
                                                                                ==========      ============

                            See accompanying notes.

                             THE FINISH LINE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                August 26,      February 26,
                                                                                   2000             2000

                                                                                ----------      ------------
                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                 $  68,036         $  42,188
Employee compensation                                                                4,765             4,637
Accrued income taxes                                                                 3,770                --
Accrued property and sales tax                                                       5,627             4,097
Deferred income taxes                                                                4,729             3,839
Other liabilities and accrued expenses                                               4,033             5,585
                                                                                ----------      ------------

Total current liabilities                                                           90,960            60,346

Long-term deferred rent payments                                                     6,887             6,357


STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued                   --                --
Common stock, $.01 par value
     Class A:
      Shares authorized - 30,000
      Shares issued (August 26,
      2000 - 20,016;  February 26, 2000 - 19,988)
      Shares outstanding (August 26, 2000 - 18,235;
      February 26, 2000 - 18,203)                                                      200               200
     Class B:
      Shares authorized - 12,000
      Shares issued and outstanding
      (August 26, 2000 - 6,268; February 26, 2000 - 6,268)                              63                63
Additional paid-in capital                                                         122,717           122,269
Retained earnings                                                                  125,367           114,512
Accumulated other comprehensive loss                                                   (24)              (41)
Treasury stock (August 26, 2000 - 1,781; February
   26, 2000- 1,785)                                                                (14,128)          (14,611)

                                                                                ----------      ------------
Total stockholders' equity                                                         234,195           222,392

                                                                                ----------      ------------
Total liabilities and stockholders' equity                                       $ 332,042         $ 289,095
                                                                                ==========      ============


                            See accompanying notes.

                             THE FINISH LINE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                       August 26,       August 28,        August 26,       August 28,
                                                          2000             1999              2000             1999
                                                       ----------       ----------        ----------       ----------
Net sales                                                $190,542         $165,994          $337,199         $298,290
Cost of sales (including occupancy expense)               137,296          117,303           243,309          212,473

                                                         --------         --------          --------         --------
Gross profit                                               53,246           48,691            93,890           85,817
Selling, general, and administrative expenses              42,207           37,037            77,053           68,747

                                                         --------         --------          --------         --------
Operating income                                           11,039           11,654            16,837           17,070
Interest income - net                                         169              278               392              564

                                                         --------         --------          --------         --------
Income before income taxes                                 11,208           11,932            17,229           17,634
Provision for income taxes                                  4,147            4,176             6,375            6,172

                                                         --------         --------          --------         --------

Net income                                               $  7,061         $  7,756          $ 10,854         $ 11,462
                                                         ========         ========          ========         ========
Basic net income per share                               $    .29         $    .31          $    .44         $    .46
                                                         ========         ========          ========         ========

Basic weighted average shares                              24,492           24,917            24,453           24,901
                                                         ========         ========          ========         ========

Diluted net income per share                             $    .29         $    .31          $    .44         $    .46
                                                         ========         ========          ========         ========

Diluted weighted average shares                            24,703           25,149            24,684           25,173
                                                         ========         ========          ========         ========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In thousands) (Unaudited)

                                                                                 Twenty-Six Weeks Ended
                                                                           August 26, 2000    August 28, 1999
                                                                           ----------------   ---------------
Net Income                                                                     $ 10,854           $ 11,462
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                 8,261              6,767
    Contribution of treasury stock to profit sharing plan                         1,758                683
    Deferred income taxes                                                            23               (678)
    Loss on disposals of property and equipment                                     137                150
    Changes in operating assets and liabilities:
       Accounts receivable                                                          (97)            (1,435)
       Merchandise inventories                                                  (13,697)           (18,458)
       Other current assets                                                        (208)              (241)
       Other assets                                                                  37                  2
       Accounts payable                                                          25,848             16,745
       Employee compensation                                                        128                225
       Accrued income taxes                                                       4,526              2,971
       Other liabilities and accrued expenses                                       (22)             1,427
       Deferred rent payments                                                       530                550

                                                                              ---------          ---------
     Net cash provided by operating activities                                   38,078             20,170

INVESTING ACTIVITIES:
Purchases of property and equipment                                              (8,215)           (10,772)
Proceeds from disposals of property and equipment                                    65                163
Proceeds from maturity of held-to-maturity marketable securities                     --              1,655
Proceeds from maturity of available-for-sale marketable securities                  500                 --
Proceeds from sale of available-for-sale marketable securities                    2,479                 --

                                                                              ---------          ---------
     Net cash used in investing activities                                       (5,171)            (8,954)

FINANCING ACTIVITIES:
Proceeds from short-term debt                                                    47,415              2,800
Principal payments on short-term and long-term debt                             (47,415)            (2,800)
Proceeds and tax benefit from exercise of stock options                             162                209
Common stock repurchased                                                           (988)                --

                                                                              ---------          ---------
     Net cash provided by (used in) financing activities                           (826)               209

                                                                              ---------          ---------
Net increase in cash and cash equivalents                                        32,081             11,425
Cash and cash equivalents at beginning of period                                 13,061             23,113

                                                                              ---------          ---------
Cash and cash equivalents at end of period                                     $ 45,142           $ 34,538
                                                                              =========          =========

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

Throughout this document, the term "fiscal 2001" refers to the Company's current fiscal year which ends March 3, 2001.

2.   Notes Payable to Bank

The Company prior to September 20, 2000 was party to a $75,000,000 revolving line of credit with a syndicate of banks which the Company terminated effective September 20, 2000. There were no borrowings outstanding under the line at August 26, 2000 or at the time of termination.

The Company entered into a new unsecured committed Credit Agreement (the "Facility") as of September 20, 2000 with a syndicate of commercial banks. The Facility, with available credit of $60,000,000, matures on September 20, 2003.

The Facility contains restrictive covenants, which limit, among other things, the Company's ability to declare or pay dividends, incur or guarantee debt, redeem shares of its capital stock, be a part to a merger, acquire or dispose of assets or engage in any other transactions outside the ordinary course of business. In addition, the Company must maintain a leverage ratio (as defined) of not more than 4.0 to 1.0, and consolidated tangible net worth (as defined and adjusted annually) of not less than $211,000,000. In addition, the Company is subject to a liquidity test and an annual capital expenditure limitation.

The interest rate on the facility is, at the Company's election, either a negotiated rate approximating the federal funds effective rate plus 1.0% (this rate is available on the first $5,000,000 of borrowings), the bank's libor rate plus 1.0%, or the bank's prime commercial lending rate. The margin percentage added to the libor rate is subject to adjustment quarterly based on the leverage ratio (as defined).

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

                                                              Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                                             August 26,   August 28,     August 26,    August 28,
                                                               2000         1999           2000          1999
                                                             ----------   ----------     ----------   ----------
                                                                   (Unaudited)                 (Unaudited)
Income Statement Data:

Net sales                                                        100.0%       100.0%         100.0%       100.0%
Cost of sales (including occupancy expenses)                      72.1         70.7           72.2         71.2

                                                             ---------    ---------      ---------    ---------
Gross profit                                                      27.9         29.3           27.8         28.8
Selling, general and administrative expenses                      22.1         22.3           22.8         23.1

                                                             ---------    ---------      ---------    ---------
Operating income                                                   5.8          7.0            5.0          5.7
Interest income - net                                               .1           .2             .1           .2

                                                             ---------    ---------      ---------    ---------
Income before income taxes                                         5.9          7.2            5.1          5.9
Provision for income taxes                                         2.2          2.5            1.9          2.1

                                                             ---------    ---------      ---------    ---------
Net income                                                         3.7%         4.7%           3.2%         3.8%
                                                             =========    =========      =========    =========


Thirteen Weeks Ended 8/26/00 Compared to Thirteen Weeks Ended 8/28/99

Net sales increased 14.8% to $190.5 million for the thirteen weeks ended August 26, 2000 from $166.0 million for the thirteen weeks ended August 28, 1999. This increase in net sales was primarily attributable to sales from new stores. As of August 26, 2000, the number of stores in operation increased 12.8% to 433 from 384 at August 28, 1999. During the thirteen weeks ended August 26, 2000, the Company's comparable store sales increased 3.3% compared to the same period in the prior year. Comparable net footwear sales for the thirteen weeks ended August 26, 2000 increased approximately 6.2%. Comparable net activewear and accessories sales for the comparable period decreased approximately 8.1%. Activewear and accessories continue to be negatively affected by a decrease in the average unit selling price of product in the category.

Gross profit for the thirteen weeks ended August 26, 2000 was $53.2 million, an increase of $4.6 million over the thirteen weeks ended August 28, 1999. During this same period, gross profit decreased to 27.9% of net sales versus 29.3% for the prior year. Of this 1.4% decrease, .9% was due to decreased margin for products sold and .5% was due to an increase in occupancy costs as a percentage of net sales.

Selling, general and administrative expenses increased $5.2 million (14.0%) to $42.2 million (22.1% of net sales) for the thirteen weeks ended August 26, 2000 from $37.0 million (22.3% of net sales) for the thirteen weeks ended August 28, 1999. This dollar increase was primarily attributable to the operating costs related to operating 49 additional stores at August 26, 2000 versus August 28, 1999.

Net interest income was $169,000 (.1% of net sales) for the thirteen weeks ended August 26, 2000, compared to net interest income of $278,000 (.2% of net sales) for the thirteen weeks ended August 28, 1999, a decrease of $109,000. This decrease was the result of reduced invested cash balances due to the Company's funding of fiscal 2001 expansion.

The Company's provision for federal and state income taxes decreased $29,000 for the thirteen weeks ended August 26, 2000. The decrease is due to the decreased level of income before income taxes for the thirteen weeks ended August 26, 2000, offset by an increase in the effective tax rate to 37.0% for the thirteen weeks ended August 26, 2000 from 35.0% for the thirteen weeks ended August 28, 1999.

Net income decreased 9.0% to $7.1 million for the thirteen weeks ended August 26, 2000 compared to $7.8 million for the thirteen weeks ended August 28, 1999. Diluted net income per share decreased 6.5% to $.29 for the thirteen weeks ended August 26, 2000 compared to diluted net income per share of $.31 for the thirteen weeks ended August 28, 1999. Diluted weighted average shares outstanding were 24,703,000 and 25,149,000 respectively, for the thirteen weeks ended August 26, 2000 and August 28, 1999. The decrease of 1.8% in diluted average shares outstanding reflects the repurchase of 633,000 shares of Class A Common Stock through the stock buyback program authorized by the Board of Directors in September 1998.

Twenty-Six Weeks Ended 8/26/00 Compared to Twenty-Six Weeks Ended 8/28/99

Net sales increased 13.0% ($38.9 million) to $337.2 million for the twenty-six weeks ended August 26, 2000 from $298.3 million for the twenty-six weeks ended August 28, 1999. Of this increase, $28.3 million was attributable to a 12.8% increase in the number of stores open (53 stores opened less 4 stores closed) during the period from 384 at August 28, 1999 to 433 at August 26, 2000. The balance of the increase was due to a $6.9 million increase in net sales from the 24 stores open only part of the twenty-six weeks of last year, along with a comparable store sales increase of 1.5% for the twenty-six weeks ended August 26, 2000. Comparable net footwear sales for the twenty-six weeks ended August 26, 2000 increased approximately 4.6%. Comparable net activewear and accessories decreased approximately 10.5% for the comparable period. Activewear and accessories continue to be negatively affected by a fashion shift by customers to contemporary non-athletic brands and a decrease in the average unit selling price. Net sales per square foot decreased to $136 from $145 for the same period of the prior year. Sales per square foot have been negatively impacted by the decrease in activewear sales along with a 1.8% increase in the average store size from 5,966 square feet at August 28, 1999 to 6,071 square feet at August 26, 2000.

Gross profit for the twenty-six weeks ended August 26, 2000 was $93.9 million, an increase of $8.1 million over the twenty-six weeks ended August 28, 1999. During this same period, gross profit decreased to 27.8% of net sales versus 28.8% for the prior year. Of this 1.0% decrease, .6% was due to an increase in occupancy costs as a percentage of net sales. Additionally, margin for product sold decreased .5%, however it was offset by a .1% decrease in inventory shrink expense.

Selling, general and administrative expenses increased $8.4 million (12.1%) to $77.1 million (22.8% of net sales) for the twenty-six weeks ended August 26, 2000 from $68.7 million (23.1% of net sales) for the twenty-six weeks ended August 28, 1999. This dollar increase was primarily attributable to the operating costs related to operating 49 additional stores at August 26, 2000 versus August 28, 1999.

Net interest income was $392,000 (.1% of net sales) for the twenty-six weeks ended August 26, 2000, compared to net interest income of $564,000 (.2% of net sales) for the twenty-six weeks ended August 28, 1999, a decrease of $172,000. This decrease was the result of reduced invested cash balances due to the Company's funding of fiscal 2001 expansion.

The Company's provision for federal and state income taxes increased $203,000 to $6.4 million for the twenty-six weeks ended August 26, 2000 from $6.2 million for the twenty-six weeks ended August 28, 1999. The increase is due to an increase in the effective tax rate to 37.0% for the twenty-six weeks ended August 26, 2000 from 35.0% for the twenty-six weeks ended August 28, 1999 partially offset by the decreased level of income before income taxes for the twenty-six weeks ended August 26, 2000.

Net income decreased 5.3% to $10.9 million for the twenty-six weeks ended August 26, 2000 compared to $11.5 million for the twenty-six weeks ended August 28, 1999. Diluted net income per share decreased 4.3% to $.44 for the twenty six weeks ended August 26, 2000 compared to diluted net income per share of $.46 for the twenty six weeks ended August 28, 1999. Diluted weighted average shares outstanding were 24,684,000 and 25,173,000, respectively, for the periods ended August 26, 2000 and August 28, 1999. The decrease of 1.9% in diluted average shares outstanding reflects the repurchase of 633,000 shares of Class A Common Stock through the stock buyback program authorized by the Board of Directors in September 1998.

Liquidity and Capital Resources

The Company generated cash of $38.1 million from its operating activities during the twenty-six weeks ended August 26, 2000 as compared to $20.2 million during the twenty-six weeks ended August 28, 1999.

The Company had a net use of cash from its investing activities of $5.2 million and $9.0 million for the twenty-six weeks ended August 26, 2000 and August 28, 1999, respectively. In fiscal 2001, $8.2 million was used primarily for construction of new stores and remodeling of existing stores. This was partially offset by $3.0 million net maturities of marketable securities.

The Company had working capital of $136.6 million at August 26, 2000, an increase of $11.7 million from the working capital of $124.9 million at February 26, 2000.

At August 26, 2000 the Company had cash and cash equivalents of $45.1 million, marketable securities of $8.5 million and no interest bearing debt. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. Marketable securities range in maturity from 90 days to four years from date of purchase and are primarily invested in tax exempt municipal obligations. Marketable securities are classified as available-for-sale and are available to support current operations.

The Company prior to September 20, 2000 was party to a $75,000,000 revolving line of credit with a syndicate of banks which the Company terminated effective September 20, 2000. There were no borrowings outstanding under the line at August 26, 2000 or at the time of termination.

Effective September 20, 2000, the Company entered into a new unsecured committed $60,000,000 revolving line of credit which expires September 2003. The line of credit contains restrictive covenants that limit, among other things, the Company's ability to declare or pay dividends, incur or guarantee debt, redeem shares of its capital stock, be a part to a merger, acquire or dispose of assets or engage in any other transactions outside the ordinary course of business. See
Note 2 to the Financial Statements for further details.

Merchandise inventories were $162.7 million at August 26, 2000 compared to $149.0 million at February 26, 2000 and $153.8 million at August 28, 1999. On a per square foot basis, merchandise inventories at August 26, 2000 decreased 7.8% compared to August 28, 1999. The Company believes present levels are appropriate for the selling season.

The Company's previously announced expansion plans are to increase its retail square footage by approximately 7-8% for fiscal 2001. Management believes that cash on hand, operating cash flow and the Company's new bank facility will provide sufficient capital to complete the Company's fiscal 2001 store expansion program and to satisfy the Company's other capital requirements through fiscal 2001.

                          PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings
         -----------------
         None.

ITEM 2:  Changes in Securities
         ---------------------
         None.

ITEM 3:  Defaults Upon Senior Securities
         -------------------------------
         None.

ITEM 4:  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

    (a)  The Annual Meeting of Stockholders was held on July 20, 2000.
    (b) The following directors were elected to serve until the 2001 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 17,157,895 shares (1 vote per share) of Class A common stock and the 6,267,375 shares (10 votes per share) of Class B common stock represented at the meeting, the directors were elected by the following votes:

                                                             Number Of Votes Received
                                                       -----------------------------------
                Name                                    For                         Against
            -------------                             --------                      -------
            Alan H. Cohen                             79,350,108                    481,537
            David I. Klapper                          79,652,101                    179,544
            Larry J. Sablosky                         79,651,726                    179,919
            Jonathan K. Layne                         79,645,096                    186,549
            Jeffrey H. Smulyan                        79,642,396                    189,249
            Stephen Goldsmith                         79,645,172                    186,473


ITEM 5:  Other Information
         -----------------
         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a)  Exhibits

              27  -      Financial Data Schedule

         (b)  Reports on Form 8-K
              There were no reports filed on Form 8-K during the thirteen week period ending August 26, 2000.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE FINISH LINE, INC.



Date:  September 20, 2000             By:   /s/ Steven J. Schneider
                                      -----------------------------
                                      Steven J. Schneider
                                      Executive Vice President - Finance, Chief
                                      Financial Officer and Assistant Secretary