Form 10-Q
period 2000-11-25
FINISH LINE INC /DE/
filed 2000-12-20
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ___________________________________

                                   FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

     For the thirteen week period ended November 25, 2000
                                        -----------------

                                      OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

                        Commission File number 0-20184


                             The Finish Line, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                            35-1537210
------------------------------------------------------------------------------
(State or other jurisdiction          (I.R.S. Employer identification number)
of incorporation or organization)

3308 North Mitthoeffer Road     Indianapolis,       Indiana       46235
------------------------------------------------------------------------------
(Address of principal executive offices)                        (zip code)


                                 317-899-1022
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                               Yes  X    No ___
                                   ---

Shares of common stock outstanding at December 15, 2000:

                             Class A   18,180,965
                             Class B    6,267,375

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                          November 25,             February 26,
                                                                             2000                    2000
                                                                          -------------            ------------
                            ASSETS                                         (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                      $ 15,705                 $ 13,061
Marketable securities                                                             8,448                   11,420
Accounts receivable                                                              12,719                    9,555
Merchandise inventories                                                         177,570                  148,979
Income taxes recoverable                                                          2,599                      756
Other                                                                             1,456                    1,473
                                                                               --------                 --------
Total current assets                                                            218,497                  185,244

PROPERTY AND EQUIPMENT:
Land                                                                                315                      315
Building                                                                         10,403                   10,391
Leasehold improvements                                                           97,879                   89,909
Furniture, fixtures, and equipment                                               44,010                   40,737
Construction in progress                                                          1,112                    2,087
                                                                               --------                 --------
                                                                                153,719                  143,439
Less accumulated depreciation                                                    52,499                   41,820
                                                                               --------                 --------
                                                                                101,220                  101,619
OTHER ASSETS:

Deferred income taxes                                                             3,462                    2,023
Other                                                                               154                      209
                                                                               --------                 --------
                                                                                  3,616                    2,232
                                                                               --------                 --------
Total assets                                                                   $323,333                 $289,095
                                                                               ========                 ========

                            See accompanying notes.

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                             November 25,               February 26,
                                                                                2000                        2000
                                                                            ---------------            --------------
     LIABILITIES AND STOCKHOLDERS' EQUITY                                     (unaudited)
CURRENT LIABILITIES:
Accounts payable                                                                $  64,319                   $ 42,188
Employee compensation                                                               4,631                      4,637
Accrued property and sales tax                                                      4,182                      4,097
Deferred income taxes                                                               6,449                      3,839
Other liabilities and accrued expenses                                              5,076                      5,585
                                                                                ---------                   --------
Total current liabilities                                                          84,657                     60,346

Long-term deferred rent payments                                                    7,352                      6,357

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued                  --                         --
Common stock, $.01 par value
  Class A:
    Shares authorized - 30,000
    Shares issued - (November 25, 2000 - 20,022;
     February 26, 2000 - 19,988)
    Shares outstanding - (November 25, 2000 - 18,181;
     February 26, 2000 - 18,203)                                                      200                        200
  Class B:
     Shares authorized - 12,000
     Shares issued and outstanding - (November 25, 2000 - 6,267;
      February 26, 2000 - 6,268)                                                       63                         63
Additional paid-in capital                                                        122,746                    122,269
Retained earnings                                                                 122,878                    114,512
Accumulated other comprehensive loss                                                  (30)                       (41)
Treasury stock - (November 25, 2000 - 1,841;
 February 26, 2000 - 1,785)                                                       (14,533)                   (14,611)
                                                                                 --------                   --------
Total stockholders' equity                                                        231,324                    222,392
                                                                                 --------                   --------
Total liabilities and stockholders' equity                                       $323,333                   $289,095
                                                                                 ========                   ========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                      Thirteen Weeks Ended                    Thirty Nine Weeks Ended
                                                   ----------------------------          -----------------------------
                                                     Nov. 25,         Nov. 27,               Nov. 25,         Nov. 27,
                                                      2000             1999                    2000            1999

                                                     --------        ---------               --------         --------
Net sales                                            $134,503         $120,776               $471,702         $419,066
Cost of sales (including occupancy expenses)          101,378           91,358                344,687          303,831
                                                     --------         --------               --------         --------
Gross profit                                           33,125           29,418                127,015          115,235
Selling, general, and administrative expenses          37,404           33,208                114,457          101,955
                                                     --------         --------               --------         --------
Operating income (loss)                                (4,279)          (3,790)                12,558           13,280
Interest income - net                                     328              204                    720              768
                                                     --------         --------               --------         --------
Income (loss) before income taxes                      (3,951)          (3,586)                13,278           14,048
Provision (benefit) for income taxes                   (1,462)          (1,255)                 4,913            4,917
                                                     --------         --------               --------         --------
Net income (loss)                                    $ (2,489)        $ (2,331)              $  8,365         $  9,131
                                                     ========         ========               ========         ========
Basic net income (loss) per share                    $   (.10)        $   (.09)              $    .34         $    .37
                                                     ========         ========               ========         ========
Basic weighted average shares                          24,479           24,861                 24,461           24,888
                                                     ========         ========               ========         ========
Diluted net income (loss) per share                  $   (.10)        $   (.09)              $    .34         $    .36
                                                     ========         ========               ========         ========
Diluted weighted average shares                        24,679           25,002                 24,682           25,116
                                                     ========         ========               ========         ========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In thousands)  (Unaudited)


                                                                                 Thirty-Nine Weeks Ended
                                                                         ------------------------------------
                                                                            November 25,         November 27,
                                                                                2000                 2000

                                                                         ---------------        -------------
OPERATING ACTIVITIES:
Net Income                                                                      $  8,365             $  9,131
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                                   12,278               10,346
  Contribution of treasury stock to profit sharing plan                            1,758                  683
  Deferred income taxes                                                            1,171                3,285
  Loss on disposal of property and equipment                                         174                  241
 Changes in operating assets and liabilities:
    Accounts receivable                                                           (3,164)              (9,553)
    Merchandise inventories                                                      (28,591)             (38,521)
    Other current assets                                                              17                 (794)
    Other assets                                                                      55                   20
    Accounts payable                                                              22,131               12,418
    Employee compensation and related payroll taxes                                   (6)                (582)
    Accrued income taxes payable/recoverable                                      (1,843)              (2,399)
    Other liabilities and accrued expenses                                          (424)                 138
    Deferred rent payments                                                           995                  775
                                                                                --------             --------
 Net cash provided by (used in) operating activities                              12,916              (14,812)

 INVESTING ACTIVITIES:
 Purchases of property and equipment                                             (12,142)             (18,682)
 Proceeds from disposal of property and equipment                                     89                  289
 Proceeds from sale of investments                                                 2,483                   --
 Proceeds from maturity of marketable securities                                     500                1,655
                                                                                --------             --------
 Net cash used in investing activities                                            (9,070)             (16,738)

 FINANCING ACTIVITIES:
 Proceeds from short-term debt                                                    47,415               38,600
 Principal payments on short-term debt                                           (47,415)             (18,900)
 Proceeds and tax benefits from exercise of stock options                            191                  293
 Purchase of treasury stock                                                       (1,393)                (690)
                                                                                --------             --------
 Net cash used in (provided by) financing activities                              (1,202)              19,303
                                                                                --------             --------
 Net increase (decrease) in cash and cash equivalents                              2,644              (12,247)
 Cash and cash equivalents at beginning of period                                 13,061               23,113
                                                                                --------             --------
 Cash and cash equivalents at end of period                                     $ 15,705             $ 10,886
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

                                                               Thirteen                         Thirty - Nine
                                                              Weeks Ended                        Weeks Ended
                                                      ---------------------------        --------------------------
                                                       Nov. 25,           Nov. 27,        Nov. 25,          Nov. 27,
                                                         2000               1999            2000             1999
                                                         ----               ----            ----             ----
Income Statement Data:  (Unaudited)

Net sales                                                100.0  %          100.0  %         100.0  %          100.0  %
Cost of sales (including occupancy costs)                 75.4              75.6             73.1              72.5
                                                      --------          --------         --------          --------
Gross profit                                              24.6              24.4             26.9              27.5
Selling, general and administrative expenses              27.8              27.5             24.3              24.3
                                                      --------          --------         --------          --------
Operating income (loss)                                   (3.2)             (3.1)             2.6               3.2
Interest income - net                                       .2                .2               .2                .2
                                                      --------          --------         --------          --------
Income (loss) before income taxes                         (3.0)             (2.9)             2.8               3.4
Provision (benefit) for income taxes                      (1.1)             (1.0)             1.0               1.2
                                                      --------          --------         --------          --------
Net income (loss)                                         (1.9) %           (1.9) %           1.8  %            2.2  %
                                                      ========          ========         ========          ========

Thirteen Weeks Ended 11/25/00 Compared to Thirteen Weeks Ended 11/27/99

     Net sales increased 11.4% to $134.5 million for the thirteen weeks ended November 25, 2000 from $120.8 million for the thirteen weeks ended November 27, 1999. This increase in net sales was primarily attributable to net sales from new stores and a comparable store sales increase. As of November 25, 2000, the number of stores in operation increased 7.6% to 441 from 410 at November 27, 1999. During the thirteen weeks ended November 25, 2000, the Company's comparable store sales increased 2.2% compared to the same period in the prior year. Comparable footwear net sales for the thirteen weeks ended November 25, 2000 increased approximately 5.9% versus the thirteen weeks ended November 27, 1999. Comparable activewear and accessories net sales decreased approximately 9.0% for the comparable period. Activewear and accessories continue to be negatively effected by a significant reduction in the average unit selling price. Net sales per square foot decreased to $52 from $54 for the same thirteen week period of the prior year.

     Gross profit for the thirteen weeks ended November 25, 2000 was $33.1 million, an increase of $3.7 million over the thirteen weeks ended November 27, 1999. During this same period, gross profit increased to 24.6% of net sales versus 24.4% for the prior year. Of this .2% increase, .5% was due to an increase in margins for product sold and a decrease in inventory shrink expense of .1%, which was partially offset by an increase of .4% in occupancy costs as a percentage of net sales.

     Selling, general and administrative expenses increased $4.2 million (12.6%) to $37.4 million (27.8% of net sales) for the thirteen weeks ended November 25, 2000 from $33.2 million (27.5% of net sales) for the thirteen weeks ended November 27, 1999. This dollar increase was primarily attributable to the operating costs related to operating 31 additional stores at November 25, 2000 versus November 27, 1999. The increase as a percentage of net sales is primarily attributable to increased costs related to wages and benefits.

  Net interest income was $328,000 (.2% of net sales) for the thirteen weeks ended November 25, 2000, compared to net interest income of $204,000 (.2% of net sales) for the thirteen weeks ended November 27, 1999, an increase of $124,000. This increase was the result of increased invested cash balances for the thirteen weeks ended November 25, 2000 compared to the same period of the prior year.

     The Company had a benefit for income taxes of $1.5 million for the thirteen weeks ended November 25, 2000, as compared to a benefit for income taxes of $1.3 million for the thirteen weeks ended November 27, 1999. The increase is due to the decreased level of income before income taxes for the thirteen weeks ended November 25, 2000, along with an increase in the effective tax rate to 37.0% for the thirteen weeks ended November 25, 2000 from 35.0% for the thirteen weeks ended November 27, 1999.

     Diluted net loss per share was $.10 for the thirteen weeks ended November 25, 2000 compared to diluted net loss per share of $.09 for the thirteen weeks ended November 27, 1999. Diluted weighted average shares outstanding were 24,679,000 and 25,002,000 respectively, for the periods ended November 25, 2000 and November 27, 1999. The decrease of 1.3% in diluted weighted average shares outstanding reflects the repurchase of 613,400 shares of Class A Common Stock since November 27,1999 through the stock buyback program authorized by the Board of Directors in September 1998.

Thirty Nine Weeks Ended 11/25/00 Compared to Thirty Nine Weeks Ended 11/27/99

     Net sales increased 12.6% to $471.7 million for the thirty nine weeks ended November 25, 2000 from $419.1 million for the thirty nine weeks ended November 27, 1999. Of this increase, $16.3 million was attributable to a 7.6% increase in the number of stores open during the period from 410 at November 27, 1999 to 441 at November 25, 2000. The balance of the increase was attributable to a $30.4 million increase in net sales from the existing stores open only part of the first thirty nine weeks of last year along with a comparable store net sales increase of 1.7% for the thirty nine weeks ended November 25, 2000. Comparable footwear net sales for the thirty nine weeks ended November 25, 2000 increased approximately 4.9%. Comparable activewear and accessories net sales decreased approximately 10.0% for the comparable period. Activewear and accessories continue to be negatively effected by a significant reduction in the average unit selling price. Net sales per square foot decreased to $186 from $199 for the same period of the prior year. Sales per square foot have been negatively impacted by the decrease in activewear sales.

     Gross profit for the thirty nine weeks ended November 25, 2000 was $127.0 million, an increase of $11.8 million over the thirty nine weeks ended November 27, 1999. During this same period, gross profit decreased to 26.9% of net sales versus 27.5% for the prior year. Of this .6% decrease, .5% was due to an increase in occupancy costs as a percentage of net sales. Additionally, margin
for product sold decreased    .2%, however it was offset by a .1 % decrease in
inventory shrink expense.

     Selling, general and administrative expenses increased $12.5 million (12.3%) to $114.5 million (24.3% of net sales) for the thirty nine weeks ended November 25, 2000 from $102.0 million (24.3% of net sales) for the thirty nine weeks ended November 27, 1999. This dollar increase was primarily attributable to the operating costs related to operating 31 additional stores at November 25, 2000 versus November 27, 1999.

  Net interest income was $720,000 (.2% of net sales) for the thirty nine weeks ended November 25, 2000, compared to net interest income of $768,000 (.2% of net sales) for the thirty nine weeks ended November 27, 1999, a decrease of $48,000.

     The Company's provision for federal and state income taxes was $4.9 million for the thirty nine weeks ended November 25, 2000 and the thirty nine weeks ended November 27, 1999. The provision was effected by the decreased level in income before income taxes for the thirty nine weeks ended November 25, 2000, offset by an increase in the effective tax rate to 37.0% for the thirty nine weeks ended November 25, 2000 from 35.0% for the thirty nine weeks ended November 27, 1999.

     Diluted net income per share decreased 5.6% to $.34 for the thirty nine weeks ended November 25, 2000 compared to diluted net income per share of $.36 for the thirty nine weeks ended November 27, 1999. Diluted weighted average shares outstanding were 24,682,000 and 25,116,000 respectively for the periods ended November 25, 2000 and November 27, 1999. The decrease of 1.7% in diluted weighted average shares outstanding reflects the repurchase of 613,400 shares of Class A Common Stock since November 27,1999 through the stock buy back program authorized by the Board of Directors in September 1998.

Liquidity and Capital Resources

     The Company provided cash of $12.9 million from its operating activities during the thirty nine weeks ended November 25, 2000 as compared to using cash from its operating activities of $14.8 million during the thirty nine weeks ended November 27, 1999. The increase in cash generated by operating activities was primarily the result of decreased growth in inventory levels net of accounts payable.

     The Company had a net use of cash from its investing activities, of $9.1 million and $16.7 million for the thirty nine week periods ended November 25, 2000 and November 27, 1999, respectively. Of the $9.1 million used in fiscal 2001, $12.1 million was used primarily for new store construction and remodeling of existing stores, which was partially offset by $3.0 million in net maturities and proceeds from marketable securities.

     The Company anticipates that total capital expenditures for fiscal 2001 and fiscal 2002 will be approximately $18-$20 million and $15-$20 million, respectively, primarily for the opening of new stores and the remodeling of existing stores.

     At November 25, 2000 the Company had cash equivalents of $15.7 million,
marketable securities of   $8.4 million and no interest bearing debt.  Cash
equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. Marketable securities range in maturity from 90 days to four years from date of purchase and are primarily invested in tax exempt municipal obligations. Marketable securities are classified as available-for-sale and are available to support current operations.

     In addition to the cash and marketable securities, the Company has in place with a syndicate of banks a newly executed $60,000,000 revolving line of credit which expires September 2003. The line of credit contains restrictive covenants that limit, among other things, the Company's ability to declare or pay dividends, incur or guarantee debt, redeem shares of its capital stock, be a party to a merger, acquire or dispose of assets or engage in any other transactions outside the ordinary course of business. At November 25, 2000 the Company had no borrowings under the line and is in compliance with all restrictive covenants.

     The Company had positive working capital of $133.8 million at November 25, 2000, an increase of $8.9 million from the working capital of $124.9 million at February 26, 2000.

     Merchandise inventories were $177.6 million at November 25, 2000 compared to $149.0 million at February 26, 2000. On a per square foot basis, merchandise inventories at November 25, 2000 decreased approximately 5.2% compared to November 27, 1999. The Company continues to monitor slower selling inventory and promote it as necessary to compete in the current difficult retail environment.

     The Company's current plans are to increase its retail square footage by approximately 6-7% for fiscal 2002. Management believes that cash on hand, operating cash flow and the Company's existing bank facility will provide sufficient capital to complete the Company's fiscal 2002 store expansion program and to satisfy the Company's other capital requirements through fiscal 2002.

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

          None.

ITEM 5:  Other Information
         -----------------

         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a) Exhibits

            10.30-Credit Agreement among The Finish Line, Inc. the Lenders
                  Signatory Thereto and National City Bank of Indiana, as Agent, dated September 20, 2000.

            27-Financial Data Schedule

         (b)  Reports on Form 8-K

              None.

                                  SIGNATURES
                                  ----------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE FINISH LINE, INC.


Date: December 19, 2000                   By: /s/ Steven J. Schneider
                                          ----------------------------
                                          Steven J. Schneider
                                          Exec. Vice President - Finance, Chief
                                          Financial Officer and Assistant
                                          Secretary