Form 10-K405
period 2001-03-03
FINISH LINE INC /DE/
filed 2001-05-25
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 3, 2001 or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to __________

Commission File Number 0-20184
                       -------

                             THE FINISH LINE, INC.
            (Exact name of registrant as specified in its charter)

     Delaware                                             35-1537210
 ----------------                                  --------------------------
     (State of Incorporation)                       (I.R.S. Employer ID No.)
3308 N. Mitthoeffer Road,  Indianapolis,  Indiana            46235

Registrant's telephone number, including area code:  (317) 899-1022

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 27, 2001 was approximately $144,222,000 which was based on the last sale price reported for such date by NASDAQ.

  The number of shares of the Registrant's Common Stock outstanding on April 27, 2001 was:
                       Class A Common Stock: 18,181,215
                       Class B Common Stock:  6,267,375

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement dated June 12, 2001 for the Annual Meeting of Stockholders to be held on July 19, 2001 (hereinafter referred to as the "2001 Proxy Statement") are incorporated into Part III.

  Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 3, 2001, (hereinafter referred to as the "2001 Annual Report to Stockholders") are incorporated into Parts II and IV.

                                    PART I
                                    ------

Item 1 - Business

General
-------

         The Finish Line, Inc. together with its wholly owned subsidiary Spike's Holding, Inc. (the "Company" or "Finish Line") is one of the largest mall based specialty retailers of brand name athletic, outdoor and lifestyle footwear, activewear and accessories in the United States. As of April 1, 2001, the Company operated 442 stores in 42 states. A Finish Line store generally carries a large selection of men's, women's and children's athletic and lifestyle shoes, as well as a broad assortment of activewear and accessories. Brand names offered by the Company include Nike, adidas, Reebok, New Balance, And 1, K-Swiss, Timberland, Saucony and Skechers.

         The Company attempts to distinguish itself from other athletic footwear specialty retailers through larger mall-based store formats. Finish Line stores average 6,087 square feet, and the Company's stores opened during fiscal 2001 averaged approximately 5,230 square feet. The Company's strategy is to create an exciting and entertaining retail environment by continually updating store designs, and to operate a larger store size, which permits greater product depth and merchandising flexibility. Since activewear and accessories generally carry higher gross margins, Finish Line devotes a greater percentage of its sales area to these products than typical athletic footwear specialty stores. Activewear and accessories accounted for approximately 20% of the Company's net sales in fiscal 2001.

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

New Store Openings. Since the Company's initial public offering in June 1992, Finish Line has expanded from 104 stores to 442 stores at April 1, 2001. The Company opened 34 new stores in fiscal 2001 and intends to open approximately 25 new stores in fiscal 2002. Total square footage increased 7% in fiscal 2001 over the prior year as a result of the Company's continued expansion.

         For fiscal 2002 the Company plans to increase its total square footage open by approximately 1% to 2% (25 new stores net of 13 planned store closings). Much of this square footage growth will result from the continued emphasis on smaller traditional stores averaging approximately 5,000 square feet. The Company expects that its new stores will be in both new and existing geographic markets.

Store Format. The Company has added both small and larger stores to its chain over the past five years. This strategy allows for greater flexibility based on market factors when considering a new store. The Company believes this strategy improves its ability to compete against both mall-based and non-mall-based athletic retailers, and in conjunction, the Company has developed two store formats:

         Traditional Format Concept - The Company currently operates 396 traditional format stores which are less than 10,000 square feet in size. They typically are stocked with 600-700 footwear styles and 10,000+ shoes. While the average size of all traditional concept stores is 5,220 square feet, traditional concept stores opened in fiscal 2001 averaged 4,997 square feet.

         Larger Format Concept - The Company currently operates 40 larger format stores which are more than 10,000 square feet in size. They are typically stocked with 1,000 - 1,300 footwear styles and 20,000 - 30,000+ shoes. This format offers Finish Line the opportunity to establish a dominant presence in the best major malls throughout the country. The Company reduced the number of larger store openings to one during fiscal year 2001 due to slower sales of activewear and does not expect to open any large format stores in 2002.

Commitment to Continually Strengthen Infrastructure. Over the last several years, Finish Line has made a number of strategic infrastructure investments, including enhancements to its management, store operations, and distribution and information systems. Significant management additions and organizational changes include recruiting additional management professionals with significant industry experience, as well as centralizing the supervision of the footwear and activewear/accessories departments to improve communication and coordination between the two areas. In addition, staffs in both departments have been increased to allow the buyers and merchandisers to focus more time and attention on specific product categories.

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

                                               Year Ended
                                     --------------------------------

                                      March 3,  Feb. 26,    Feb. 27,
     Category                           2001      2000        1999
     --------                         --------  --------    --------

     Footwear                             80%       77%         72%
     Activewear/Accessories               20%       23%         28%

                                      ------    ------      ------
     Total                               100%      100%        100%
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

        The Company recently adopted a more aggressive strategy in selling aged inventory, which will allow the Company to reconfigure merchandise assortments to place greater emphasis on better performing fresher merchandise. This should lead to improved inventory turns and merchandise product margins.

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

Activewear/Accessories
----------------------

         Many of the same companies, which supply Finish Line with quality footwear, also supply activewear, including products made by Nike, adidas and Reebok. Additional suppliers include And 1, along with outdoor activewear from Columbia and Timberland. Many vendors offer footwear, activewear and accessories in "collections". Categories of activewear consist of jackets, caps, tops, pants, shorts, windwear, running wear, warm-ups, fleece, fitness wear and sport-casual wear. Among the accessories offered by the Company are socks, athletic bags, backpacks, sunglasses, watches and shoe-care products.

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

         The Company's apparel sales continued to be negatively effected in fiscal 2001 by a significant reduction in the average unit selling price. The Company is working closely with the branded apparel vendors to reverse these sales declines and has increased private label product offerings to provide more competitive introductory price points in key product categories.

Marketing
---------

         The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes television, direct mail, consumer print, outdoor, and the internet in its marketing efforts.

         The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense for fiscal 2001 and fiscal 2000 was 1.6% of net sales, after deducting co-op reimbursements, for both years, respectively. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multimillion dollar advertising campaigns of its key suppliers, such as Nike, adidas, and Reebok.

         The Company also uses in-store contests, promotions and event sponsorships, as well as a comprehensive public relations effort to further market the Company.

Purchasing and Distribution
---------------------------

         Finish Line's footwear purchasing is coordinated through a centralized merchandising department under the direction of an Executive Vice President-Merchandise and Marketing. The buying and merchandise departments are comprised of approximately 35 people. The footwear and activewear/accessories divisions consist of a Senior Vice President-Footwear, Planning and Allocation, a Vice-President - Apparel, a Vice-President of Footwear, divisional merchandise managers, multiple buyers and associate buyers. Both buying divisions are supported by a planning and distribution division, which consists of planners, merchandisers and administrative assistants.

         The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 150 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 53% and 49% of total purchases in fiscal 2001 and fiscal 2000, respectively. The Company purchased approximately 78% and 79% of total merchandise in fiscal 2001 and fiscal 2000, respectively, from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

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

Store Operations
----------------

         The Company's Executive Vice President - Store Operations, Senior Vice President-Store Personnel and regional and district managers visit the stores regularly to review the implementation of Company plans and policies, monitor operations, and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at corporate headquarters. Each store has a store manager or co-managers that are responsible for supervision and overall operations, one or more assistant mangers and additional full and part-time sales associates.

         Regional, district and store managers receive a fixed salary and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All assistant store managers and sales associates are paid on an hourly basis.

Real Estate
-----------

         As of April 1, 2001, Finish Line operated 442 stores in 42 states. With the exception of six strip-center stores, all Finish Line stores are located in enclosed shopping malls. The typical store format has a sales floor, which includes a try-on area, and a display area where each style of footwear carried in the store is displayed by category (e.g., basketball, tennis, running), and an adjacent stock room where the footwear inventory is maintained. Sales floors in all stores represent approximately 65% to 75% of the total space.

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

         Based upon expenditures for fiscal 2001, the Company estimates that the cash requirements for opening a traditional new store (averaging approximately 5,000 square feet) will approximate $500,000. This estimate includes $325,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $275,000 ($175,000 net of payables) in inventory investment.

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

Seasonal Business
-----------------

The Company's business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the late summer (late July through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal year ended March 3, 2001, these periods accounted for approximately 33% of the Company's annual sales.

Employees
---------

As of April 1, 2001, the Company employed approximately 8,960 persons, 2,230 of whom were full-time and 6,730 of whom were part-time. Of this total, 433 were employed at the Company's Indianapolis, Indiana corporate headquarters and distribution center and 34 were employed as regional and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company's employees are represented by a union and employee relations are generally considered good.

Profit Sharing Plan
-------------------

While no assurances can be given that it will do so in the future, the Company has in the past purchased on the open market its Class A Common Stock and later contributed it in lieu of cash to the Company's Profit Sharing Plan. During fiscal 2001, the Company contributed 165,000 shares of Class A Common Stock to the Profit Sharing Plan representing a non cash contribution of $1,758,322.

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

Store Locations
---------------

        At April 1, 2001, the Company operated 442 stores in 42 states. With the exception of six strip center stores, all Finish Line stores are located in enclosed shopping malls. The following table sets forth information concerning the Company's stores.

STATE                    TOTAL           STATE                       TOTAL
-------------------   ------------       --------------------     -----------
Alabama                     3            Missouri                      11
Arizona                     8            Nebraska                       4
Arkansas                    4            Nevada                         1
California                 13            New Hampshire                  4
Colorado                    9            New Jersey                     7
Connecticut                 4            New Mexico                     1
Delaware                    1            New York                      24
Florida                    22            North Carolina                20
Georgia                    17            North Dakota                   2
Idaho                       1            Ohio                          37
Illinois                   32            Oklahoma                       8
Indiana                    24            Oregon                         1
Iowa                        8            Pennsylvania                  27
Kansas                      8            South Carolina                 5
Kentucky                    8            South Dakota                   1
Louisiana                   4            Tennessee                     14
Maine                       1            Texas                         32
Maryland                   16            Virginia                      16
Massachusetts               6            Washington                     5
Michigan                   18            West Virginia                  5
Mississippi                 2            Wisconsin                      8
                                                                     -------
                                         Total                        442



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

Forward - Looking Statements and Risk Factors
---------------------------------------------

        This annual report on Form 10-K and the documents incorporated by reference contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed in the Form 10-K and the documents incorporated by reference are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: changing consumer preferences; the Company's inability to successfully market its footwear, apparel, accessories and other merchandise; price, product and other competition from other retailers (including internet and direct manufacturer sales); the unavailability of products; the Company's ability to successfully execute and benefit from its repositioning plan; the inability to locate and obtain favorable lease terms for the Company's stores; the loss of key employees, general economic conditions and adverse factors impacting the retail athletic industry; management of growth, and the other risks detailed in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Item 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.
                                     PART II
                                     -------

Item 5 -    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to page 27 and the inside back cover of the 2001 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 6 -    SELECTED FINANCIAL DATA

        The information required by this item is incorporated herein by reference to page 13 of the 2001 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated herein by reference to pages 14 through 17 of the 2001 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 7A -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated by reference to page 17 of the 2001 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated herein by reference to page 15 and pages 18 through 26 of the 2001 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no disagreements between the Registrant and its independent auditors on matters of accounting principles or practices.

                                    PART III
                                    ---- ---

Item 10 -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated herein by reference to the Sections entitled "Election of Directors--Nominees", and "Management--Executive Officers and Directors" in the 2001 Proxy Statement to be filed within 120 days of March 3, 2001, the Company's most recent fiscal year end.

Item 11 -   EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the Section entitled "Executive Compensation" in the 2001 Proxy Statement to be filed within 120 days of March 3, 2001, the Company's most recent fiscal year end.

Item 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the Section entitled "Securities Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement to be filed within 120 days of March 3, 2001, the Company's most recent fiscal year end.

Item 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the Sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 2001 Proxy Statement to be filed within 120 days of March 3, 2001, the Company's most recent fiscal year end.

                                     PART IV
                                     ---- --

Item 14 -   EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K

  (a) 1. The following financial statements of The Finish Line, Inc. and the report of independent auditors included in the 2001 Annual Report to Stockholders are incorporated herein by reference:

              Report of Independent Auditors
              Consolidated Balance Sheets as of March 3, 2001 and February 26,
                2000.
              Consolidated Statements of Income for the years ended March
                3, 2001, February 26, 2000, and February 27, 1999.
              Consolidated Statements of Changes in Stockholders' Equity for the
                years ended March 3, 2001, February 26, 2000, and February 27, 1999.
              Consolidated Statements of Cash Flows for the years ended March 3,
                2001, February 26, 2000 and February 27, 1999.
              Notes to Consolidated Financial Statements - March 3, 2001.

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

4.1 1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.(3)

10.6.2 Form of Incentive Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(1)

10.6.3 Form of Non-Qualified Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(1)

10.7 Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(1)

10.18      Amended and Restated Tax Indemnification Agreement.(2)

10.26 Revolving Credit Agreement among Spike's Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.(4)

10.28 Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(5)

10.29 Amendment to Revolving Credit Agreement among Spike's Holding, Inc., and The

           Finish Line, Inc. dated May 4, 1997.(6)

10.30 Credit Agreement among The Finish Line, Inc. the Lenders Signatory Thereto and National City Bank of Indiana, as Agent, dated September 20, 2000.(7)

10.31 First Amendment to Credit Agreement among The Finish Line, Inc., the Lendors Signatory, Thereto and National City Bank of Indiana, as Agent, dated March 16, 2001.

10.32 The Finish Line, Inc. Profit Sharing and 401(k) Plan Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account sponsored by National City Bank.

13         Annual Report to Stockholders for the year ended March 3, 2001.

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

  (3) Previously filed as a like numbered exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-62063) and incorporated herein by reference.

  (4) Previously filed as a like numbered exhibit to the Registrants' Quarterly Report on Form 10Q (File No. 0-20184) for the quarter ended August 30, 1997 and incorporated herein by reference.

  (5) Previously filed as a like numbered exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-20184) for the year ended February 27, 1999 and incorporated herein by reference.

  (6) Previously filed as a like numbered exhibit to the Registrants' Quarterly Report on Form 10Q (File No. 0-20184) for the quarter ended November 27, 1999 and incorporated herein by reference.

   (7) Previously filed as a like numbered exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended November 25, 2000 and incorporated herein by reference.

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

                                                          THE FINISH LINE, INC.

Date:  May 23, 2001        By:/s/ Steven J. Schneider,
                           -----------------------

                           Steven J. Schneider, Executive Vice President, Chief Operating Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

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


Date:  May 23, 2001     /s/ Alan H. Cohen
                        --------------------------
                        Alan H. Cohen, Chairman of the Board, President and
                        Chief Executive Officer (Principal Executive Officer)

Date:  May 23, 2001     /s/ David I. Klapper
                        --------------------------
                        David I. Klapper, Senior Executive Vice President, and
                        Director

Date:  May 23, 2001     /s/ Larry J. Sablosky
                        --------------------------
                        Larry J. Sablosky, Senior Executive Vice
                        President and Director

Date:  May 23, 2001     /s/ Jonathan K. Layne
                        --------------------------
                         Jonathan K. Layne, Director

Date:  May 23, 2001     /s/ Jeffrey H. Smulyan
                        --------------------------
                         Jeffrey H. Smulyan, Director

Date:  May 23, 2001     /s/ Stephen Goldsmith
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

                             THE FINISH LINE, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)

COL A                               COL B                       COL C                   COL D             COL E
-----                               -----                       -----                   -----             -----

                                                              Additions
                                                              ---------

                                                                       Charged to
                                    Balance          Charged to        Other            Deduc-            Balance
                                    at Beg.          Costs and         Accounts-        tions-            at End of
Description                         of Period        Expense           Describe         Describe          Period
----------------------------        ---------        -------           --------         --------          ------
Year ended February 27, 1999:
Deducted from asset
 account:
 Reserve for inven-
 tory obsolescence..........          $  3,000         $    300                  --             --        $ 3,300
                                      --------         --------        ------------     ----------        -------
Total.......................          $  3,000         $    300        $          0     $        0        $ 3,300
                                      ========         ========        ============     ==========        =======

Year ended February 26, 2000:

Deducted from asset
 account:
 Reserve for inven-
 tory obsolescence..........          $  3,300         $  1,000                  --             --        $ 4,300
                                      --------         --------        ------------     ----------        -------
  Total.....................          $  3,300         $  1,000        $          0     $        0        $ 4,300
                                      ========         ========        ============     ==========        =======

Year ended February 26, 2000:

Deducted from asset
 account:
 Reserve for inven-


Year ended March 3, 2001:

Deducted from asset
 account:
 Reserve for inventory

 obsolescence.................        $  4,300         $  7,575                  --             --        $11,875(1)
                                      --------         --------        ------------     ----------        -------
  Total.......................        $  4,300         $  7,575        $          0     $        0        $11,875
                                      ========         ========        ============     ==========        =======


     (1) Includes $9.2 million representing inventory writedowns associated with the repositioning plan approved by the Company in the 4th quarter of fiscal 2001.

                  Exhibit Index
                  -------------

Exhibit
Number                                   Description
-------           --------------------------------------------------------------

10.31 First Amendment to Credit Agreement among The Finish Line, Inc., the Lendors Signatory, Thereto and National City Bank of Indiana, as Agent, dated March 16, 2001.

10.32 The Finish Line, Inc. Profit Sharing and 401(k) Plan Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account sponsored by National City Bank.

13                Annual Report to Stockholders for the year ended March 3, 2001

21                Subsidiaries of The Finish Line, Inc.

23                Consent of Ernst & Young LLP (independent auditors).