Form 10-Q
period 2001-06-02
FINISH LINE INC /DE/
filed 2001-06-28
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ___________________________________

                                   FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

     For the thirteen week period ended June 2, 2001
                                        ------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

                         Commission File number 0-20184


                             The Finish Line, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                              35-1537210
------------------------------------------------------------------------------
(State or other jurisdiction           (I.R.S. Employer identification number)
  of incorporation or organization)


3308 North Mitthoeffer Road Indianapolis, Indiana                 46235
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (zip code)


                                 317-899-1022
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
                                Yes  X    No___
                                    ---

     Shares of common stock outstanding at June 22, 2001:

                             Class A   18,113,135
                             Class B    6,627,375

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                     June 2,         March 3,
                                                      2001             2001
                                                  -----------      -----------
                         ASSETS                   (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                            $ 40,682         $ 45,422
Marketable securities                                   6,525            6,513
Accounts receivable                                     8,183            3,476
Merchandise inventories                               138,054          145,503
Other                                                   9,252            7,233
                                                  -----------      -----------
Total current assets                                  202,696          208,147

PROPERTY AND EQUIPMENT:
Land                                                      315              315
Building                                               10,536           10,486
Leasehold improvements                                 93,062           91,657
Furniture, fixtures, and equipment                     44,121           41,515
Construction in progress                                  980            2,849
                                                  -----------      -----------
                                                      149,014          146,822

Less accumulated depreciation                          56,391           52,348
                                                  -----------      -----------
                                                       92,623           94,474
OTHER ASSETS:
Deferred income taxes                                   6,624            6,247
                                                  -----------      -----------
                                                     $301,943         $308,868
                                                  ===========      ===========


                            See accompanying notes.

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                June 2,              March 3,
                                                                                 2001                  2001
                                                                              -----------         -----------
      LIABILITIES AND STOCKHOLDERS' EQUITY                                    (unaudited)
CURRENT LIABILITIES:
Accounts payable                                                               $ 48,551              $ 53,450
Employee compensation                                                             3,963                 6,640
Accrued property and sales taxes                                                  4,192                 3,914
Deferred income taxes                                                             2,060                   906
Other liabilities and accrued expenses                                            8,012                 9,597
                                                                              ---------              --------
Total current liabilities                                                        66,778                74,507

Long-term deferred rent payments                                                  7,884                 7,614

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none
 issued                                                                              --                    --
Common stock, $.01 par value
    Class A:
        Shares authorized - 30,000
        Shares issued and outstanding - (June 2, 2001 - 20,023;
          March 3, 2001 - 20,022)                                                   200                   200
     Class B:
         Shares authorized - 12,000
         Shares issued and outstanding - (June 2, 2001 - 6,268;
          March 3, 2001 - 6,268)                                                     63                    63
Additional paid-in capital                                                      122,751               122,748
Retained earnings                                                               119,407               118,257
Accumulated other comprehensive loss                                                 19                    12

Treasury stock - (June 2, 2001 - 1,920; March 3, 2001 - 1,841)                  (15,159)              (14,533)
                                                                              ---------              --------
     Total stockholders' equity                                                 227,281               226,747
                                                                              ---------              --------
Total liabilities and stockholders' equity                                     $301,943              $308,868
                                                                              =========              ========



                            See accompanying notes.

                             THE FINISH LINE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)
                                                      Thirteen Weeks Ended
                                                      June 2,       May 27,
                                                       2001          2000
                                                     ---------     ---------

Net sales                                             $160,825      $146,657
Cost of sales (including occupancy expense)            120,370       106,013
                                                     ---------     ---------
Gross profit                                            40,455        40,644
Selling, general, and administrative expenses           39,796        34,846
Repositioning charge reversal                             (660)           --
                                                     ---------     ---------
Operating income                                         1,319         5,798
Interest income - net                                      480           223
                                                     ---------     ---------
Income before income taxes                               1,799         6,021
Provision for income taxes                                 648         2,228
                                                     ---------     ---------
Net income                                            $  1,151      $  3,793
                                                     =========     =========
Basic net income per share                            $    .05      $    .16
                                                     =========     =========
Basic weighted average shares                           24,443        24,413
                                                     =========     =========
Diluted net income per share                              $.05          $.15
                                                     =========     =========
Diluted weighted average shares                         24,655        24,665
                                                     =========     =========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands) - (Unaudited)


                                                                          Thirteen Weeks Ended
                                                                      June 2,               May 27,
                                                                       2001                  2000
                                                                    ----------             ----------
            OPERATING ACTIVITIES:
Net Income                                                             $ 1,151               $  3,793
Adjustments to reconcile net income to net cash used
  in operating activities:
  Depreciation and amortization                                          4,056                  4,074
  Contribution of treasury stock to pension plan                            --                  1,758
  Deferred income taxes                                                    772                    524
  Repositioning charge reversal                                           (893)                    --
  Loss on disposal of property and equipment                                 6                     18
  Changes in operating assets and liabilities:
    Accounts receivable                                                 (4,707)                (3,028)
    Merchandise inventories                                              7,449                (20,034)
    Other current assets                                                (2,019)                  (598)
    Other assets                                                            --                     19
    Accounts payable                                                    (4,899)                14,676
    Employee compensation                                               (2,677)                (1,731)
    Other liabilities and accrued expenses                                (414)                  (855)
    Deferred rent payments                                                 270                    215
                                                                    ----------             ----------
  Net cash used in operating activities                                 (1,905)                (1,169)

INVESTING ACTIVITIES:
Purchases of property and equipment                                     (2,211)                (3,878)
Proceeds from disposal of property and equipment                            --                     49
Proceeds from sale of marketable securities                                 --                  2,509
                                                                    ----------             ----------
   Net cash used in investing activities                                (2,211)                (1,320)

FINANCING ACTIVITIES:
Proceeds and tax benefits from exercise of stock options                     2                     37
Purchase of treasury stock                                                (626)                  (988)
                                                                    ----------             ----------
   Net cash used in financing activities                                  (624)                  (951)
                                                                    ----------             ----------
Net decrease in cash and cash equivalents                               (4,740)                (3,440)
Cash and cash equivalents at beginning of period                        45,422                 13,061
                                                                    ----------             ----------
Cash and cash equivalents at end of period                             $40,682               $  9,621
                                                                    ==========             ==========

                             See accompanying notes

                             The Finish Line, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

       The accompanying unaudited consolidated financial statements of The Finish Line, Inc. and its wholly-owned subsidiary Spike's Holding, Inc. (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.

       The Company has experienced, and expects to continue to experience, significant variability in sales and net income from reporting period to reporting period. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

       Except for the historical information contained herein, the matters discussed in this filing are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, the availability of products, management of growth, the Company's ability to successfully execute and benefit from its repositioning plan, and the other risks detailed in the Company's Securities and Exchange Commission filings.

       These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 3, 2001.

2.   Repositioning Reserves

       In the 4th quarter of 2001 the Company approved a repositioning plan and recorded a pre-tax non-recurring charge totaling $19,809,000. Those charges included inventory markdowns, lease buyouts and asset impairment charges for 17 planned store closings, and asset impairment charges for 14 identified under-performing stores.

       During the quarter ended June 2, 2001, the Company closed 2 stores and has now completed 6 of the 17 planned store closures. The Company made payments of $233,000 against the lease obligation reserve in the first quarter and recorded a reduction of the lease obligation reserve of $660,000 as a change in estimate as a result of the successful negotiation of lease termination costs on two stores. The remaining $2,913,000 lease obligation reserve represents expected future lease obligations after store closure for the 11 stores that are to be closed in fiscal 2002.

The reserve for inventory markdowns was reduced by a net of $7,637,000 in the first quarter as the Company sold and liquidated aged inventory below cost.
This reduction to the reserve is net of an additional $502,000 charge to cost of sales to record additional markdowns on inventory to reflect it at its net realizable value.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.


                                                                             Thirteen Weeks Ended
                                                                        June 2,                May 27,
                                                                         2001                   2000
                                                                      __________             ___________
                                                                                 (Unaudited)
Net Sales                                                                  100.0%                   100.0%
Cost of sales (including occupancy expenses)                                74.9                     72.3
                                                                      __________               __________
Gross profit                                                                25.1                     27.7
Selling, general and administrative expenses                                24.7                     23.8
Repositioning charge reversal                                                (.4)                      --
                                                                      __________               __________
Operating income                                                              .8                      3.9
Interest income - net                                                         .3                       .2
                                                                      __________               __________
Income before income taxes                                                   1.1                      4.1
Provision for income taxes                                                    .4                      1.5
                                                                      __________               __________
Net income                                                                    .7%                     2.6%
                                                                      ==========               ==========

THIRTEEN WEEKS ENDED JUNE 2, 2001 COMPARED TO THIRTEEN WEEKS ENDED MAY 27, 2000

      Net sales increased 9.7% to $160.8 million for the thirteen weeks ended June 2, 2001 from $146.7 million for the thirteen weeks ended May 27, 2000. Of this increase, $6.4 million was attributable to a 4.5% increase in the number of stores open during the period from 423 at May 27, 2000 to 442 at June 2, 2001. The balance of the increase was attributable to a $2.3 million increase in net sales from the fourteen existing stores open only part of the first thirteen weeks of last year and a comparable store sales increase of 5.8% for the thirteen weeks ended June 2, 2001 for those stores opened during the entire thirteen weeks of last year. Comparable net footwear sales for the thirteen weeks ended June 2, 2001 increased 8.4% while comparable net activewear and accessories sales decreased 6.3% for the comparable period. Activewear and accessories continue to be negatively effected by a significant reduction in the average unit selling price. Net sales per square foot remained unchanged from $60 for the thirteen weeks ended June 2, 2001 compared to the comparable period of the prior year.

      Gross profit for the thirteen weeks ended June 2, 2001 was $40.5 million, a decrease of $189,000 over the thirteen weeks ended May 27, 2000. During this same period, gross profit decreased to 25.1% of net sales versus 27.7% for the prior year. Of this 2.6% decrease, 2.4% was due to a decrease in margin for products sold as the Company liquidated aged product in conjunction with the previously announced repositioning plan. The product margin was also negatively effected by a charge of $502,000 to cost of sales representing additional inventory writedowns associated with the repositioning plan. In addition, occupancy costs increased .2% as a percentage of net sales. Margins are expected to continue to be negatively effected through the conclusion of the inventory liquidation process of the repositioning plan , which is expected to be completed by the end of the second quarter.

      Selling, general and administrative expenses increased $5.0 million (14.2%) to $39.8 million (24.7% of net sales) for the thirteen weeks ended June 2, 2001 from $34.8 million (23.8% of net sales) for the thirteen weeks ended May 27, 2000. This dollar increase was primarily attributable to the operating costs related to operating 19 additional stores at June 2, 2001 versus May 27, 2000 and increased telecommunication and marketing costs. In addition, prior year selling, general and administrative expenses were net of a $493,000 settlement of an insurance claim related to a store fire.

      In connection with the repositioning plan the Company established a reserve for future lease payments for store closures of $3.8 million which was included in accrued expenses at March 3, 2001. The accrued expense was reduced $893,000 in the first quarter ended June 2, 2001 which represented payments of $233,000 and a decrease in the expected future lease store closure obligation of $660,000. The reserve is reviewed periodically to determine its adequacy.

      Net interest income was $480,000 (.3% of net sales) for the thirteen week period ended June 2, 2001 compared to $223,000 (.2% of net sales) for the thirteen weeks ended May 27, 2000, an increase of $257,000. This increase was the result of increased invested cash balances for the thirteen weeks ended June 2, 2001 compared to the same period of the prior year.

      The Company's provision for income taxes decreased $1.6 million for the thirteen weeks ended June 2, 2001 over the thirteen weeks ended May 27, 2000. The decrease is due to the decreased level of income before income taxes for the thirteen weeks ended June 2, 2001, and a decrease in the effective tax rate to 36% for the thirteen weeks ended June 2, 2001 from 37% for the thirteen weeks ended May 27, 2000.

      Net income decreased 69.7% to $1.2 million for the thirteen weeks ended June 2, 2001 compared to $3.8 million for the thirteen weeks ended May 27, 2000. Diluted net income per share decreased 66.7% to $.05 for the thirteen weeks ended June 2, 2001 compared to diluted net income per share of $.15 for the thirteen weeks ended May 27, 2000. Diluted weighted average shares outstanding were 24,655,000 and 24,665,000, respectively, for the thirteen weeks ended June 2, 2001 and May 27, 2000.

Liquidity and Capital Resources

      The Company had a net use of cash of $1.9 million from its operating activities during the thirteen weeks ended June 2, 2001 as compared to a net use of cash from operating activities of $1.2 million during the quarter ended May 27, 2000.

      The Company had a net use of cash from its investing activities of $2.2 million and $1.3 million for the thirteen weeks ended June 2, 2001 and May 27, 2000, respectively. The $2.2 million use of cash in 2001 is primarily due to new and remodeled stores construction.

      The Company's working capital was $135.9 million at June 2, 2001 which was a $2.3 million increase from $133.6 million at March 3, 2001.

      Merchandise inventories were $138.1 million at June 2, 2001 compared to $145.5 million at March 3, 2001. On a per square foot basis, merchandise inventories at June 2, 2001 decreased 21.8% compared to May 27, 2000, and were 6.1% lower than at March 3, 2001.

      At June 2, 2001, the Company had cash and cash equivalents of $40.7 million, marketable securities of $6.5 million and no interest bearing debt. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. Marketable securities range in maturity from 90 days to three years and are primarily invested in tax exempt municipal obligations. Marketable securities are classified as available-for-sale and are available to support current operations.

      The Company's previously announced expansion plans are to increase its retail square footage by approximately 1-2% for fiscal 2002. Management believes that cash and marketable securities on hand, operating cash flow and the Company's existing $60,000,000 bank facility, which expires on September 20, 2003, will provide sufficient capital to complete the Company's fiscal 2002 store expansion program and to satisfy the Company's other capital requirements through fiscal 2002.

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

                None.

         (b)  Reports on Form 8-K

                None.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE FINISH LINE, INC.



Date:  June 28, 2001                          By: /s/ Kevin S. Wampler
                                                  --------------------
                                              Kevin S. Wampler,
                                              Senior Vice President-Chief
                                              Accounting Officer and
                                              Assistant Secretary