Form 10-Q
period 2001-09-01
FINISH LINE INC /DE/
filed 2001-09-28
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      -----------------------------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the thirteen week period ended September 1, 2001
                                        -----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   ----------------------

                        Commission File number 0-20184

                             The Finish Line, Inc.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Delaware                                              35-1537210
-------------------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer identification number)
of incorporation or organization)

3308 North Mitthoeffer Road               Indianapolis,    Indiana      46235
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (zip code)


                                  317-899-1022
-------------------------------------------------------------------------------
               (Registrant's telephonenumber, including area code)

-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes[X] No[_]

      Shares of common stock outstanding at September 21, 2001:

                               Class A    19,797,178
                               Class B     4,362,442

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                           September 1,        March 3,
ASSETS                                         2001              2001
                                           ------------      ------------
                                           (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                   $ 80,058           $ 45,422
Marketable securities                          5,517              6,513
Accounts receivable                            9,068              3,476
Merchandise inventories                      146,574            145,503
Other                                          8,825              7,233
                                            --------           --------

Total current assets                         250,042            208,147

PROPERTY AND EQUIPMENT:
Land                                             315                315
Building                                      10,571             10,486
Leasehold improvements                        94,465             91,657
Furniture, fixtures, and equipment            44,451             41,515
Construction in progress                       1,739              2,849
                                            --------           --------
                                             151,541            146,822

Less accumulated depreciation                 59,187             52,348
                                            --------           --------
                                              92,354             94,474

OTHER ASSETS:
Deferred income taxes                          6,832              6,247


                                            --------           --------
Total assets                                $349,228           $308,868
                                            ========           ========

                             See accompanying notes.

                             THE FINISH LINE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                                                                September 1,           March 3,
LIABILITIES AND STOCKHOLDERS' EQUITY                                               2001                  2001
                                                                               ------------          ------------
                                                                               (Unaudited)

CURRENT LIABILITIES:
Accounts payable                                                                $    78,835            $   53,450
Employee compensation                                                                 4,409                 6,640
Accrued property and sales tax                                                        5,898                 3,914
Deferred income taxes                                                                 4,288                   906
Other liabilities and accrued expenses                                                9,793                 9,597
                                                                               ------------          ------------

Total current liabilities                                                           103,223                74,507

Long-term deferred rent payments                                                      8,204                 7,614


STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued                    --                    --
Common stock, $.01 par value
     Class A:
      Shares authorized - 30,000
      Shares issued (September 1,
      2001 - 21,980; March 3, 2001 - 20,022) Shares outstanding (September 1,
      2001 - 20,060;
      March 3, 2001 - 18,203)                                                           220                   200
     Class B:
      Shares authorized - 12,000
       Shares issued and outstanding
       (September 1, 2001 - 4,362; March 3, 2001 - 6,268)                                44                    63
Additional paid-in capital                                                          123,131               122,748
Retained earnings                                                                   129,531               118,257
Accumulated other comprehensive income                                                   34                    12
Treasury stock (September 1, 2001 - 1,920; March
   3, 2001- 1,841)                                                                  (15,159)              (14,533)
                                                                               ------------          ------------
Total stockholders' equity                                                          237,801               226,747
                                                                               ------------          ------------
Total liabilities and stockholders' equity                                      $   349,228           $   308,868
                                                                               ============          ============


                             See accompanying notes.

                             THE FINISH LINE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                       September 1,    August 26,       September 1,     August 26,
                                                          2001           2000              2001            2000
                                                       ---------       ---------        ---------        ---------

Net sales                                              $ 196,776       $ 190,542        $ 357,601        $ 337,199
Cost of sales (including occupancy expense)              137,922         137,296          258,292          243,309
                                                       ---------       ---------        ---------        ---------
Gross profit                                              58,854          53,246           99,309           93,890
Selling, general, and administrative expenses             43,494          42,207           83,290           77,053
Repositioning charge reversal                               --              --               (660)            --
                                                       ---------       ---------        ---------        ---------
Operating income                                          15,360          11,039           16,679           16,837
Interest income - net                                        458             169              938              392
                                                       ---------       ---------        ---------        ---------
Income before income taxes                                15,818          11,208           17,617           17,229
Provision for income taxes                                 5,694           4,147            6,342            6,375
                                                       ---------       ---------        ---------        ---------

Net income                                             $  10,124       $   7,061           11,275        $  10,854
                                                       =========       =========        =========        =========
Basic net income per share                             $     .41       $     .29        $     .46        $     .44
                                                       =========       =========        =========        =========
Basic weighted average shares                             24,400          24,492           24,421           24,453
                                                       =========       =========        =========        =========

Diluted net income per share                           $     .41       $     .29        $     .46        $     .44
                                                       =========       =========        =========        =========

Diluted weighted average shares                           24,777          24,703           24,716           24,684
                                                       =========       =========        =========        =========

                             See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands) - (Unaudited)


                                                                                  Twenty-Six Weeks Ended
                                                                              September 1,         August 26,
                                                                                 2001                 2000
                                                                              -----------          ----------
                              OPERATING ACTIVITIES:
Net Income                                                                      $ 11,275            $ 10,854
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                                    8,205               8,261
  Contribution of treasury stock to pension plan                                      --               1,758
  Repositioning Charge Reversal                                                     (660)
  Deferred income taxes                                                            2,797                  23
  Loss on disposal of property and equipment                                           4                 137
  Changes in operating assets and liabilities:
    Accounts receivable                                                           (5,592)                (97)
    Merchandise inventories                                                       (1,071)            (13,697)
    Other current assets                                                          (1,592)               (208)
    Other assets                                                                      --                  37
    Accounts payable                                                              25,385              25,848
    Employee compensation                                                         (2,231)                128
    Accrued income taxes                                                            (245)              4,526
    Other liabilities and accrued expenses                                         3,085                 (22)
    Deferred rent payments                                                           590                 530
                                                                                --------            --------
  Net cash provided by operating activities                                       39,950              38,078

INVESTING ACTIVITIES:
Purchases of property and equipment                                               (7,055)             (8,215)
Proceeds from disposal of property and equipment                                     966                  65
Proceeds from maturity of available-for-sale marketable securities                 1,018                 500
Proceeds from sale of available-for-sale marketable securities                        --               2,479
                                                                                --------            --------

   Net cash used in investing activities                                          (5,071)             (5,171)

FINANCING ACTIVITIES:
Proceeds from short-term debt                                                         --              47,415
Principal payments on short-term and long-term debt                                   --             (47,415)
Proceeds and tax benefits from exercise of stock options                             383                 162
Common stock repurchased                                                            (626)               (988)
                                                                                --------            --------
   Net cash used in financing activities                                            (243)               (826)

                                                                                --------            --------
Net increase in cash and cash equivalents                                         34,636              32,081
Cash and cash equivalents at beginning of period                                  45,422              13,061

                                                                                --------            --------
Cash and cash equivalents at end of period                                      $ 80,058            $ 45,142
                                                                                ========            ========

                            See accompanying notes

                             The Finish Line, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of The Finish Line, Inc. and its wholly-owned subsidiary Spike's Holding, Inc. (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.

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

Throughout this document, the term "fiscal 2002" refers to the Company's current fiscal year which ends March 2, 2002.

     2.  Repositioning Reserves

In the 4/th/ quarter of fiscal 2001 the Company approved a repositioning plan and recorded a pre-tax non-recurring charge totaling $19,809,000. Those charges included inventory markdowns, lease buyouts and asset impairment charges for 17 planned store closings, and asset impairment charges for 14 identified under-performing stores.

As of September 1, 2001, the Company has completed 10 of the 17 planned store closures. The Company has made payments of $284,000 against the lease obligation reserve and recorded a reduction of the lease obligation reserve of $660,000 as a change in estimate as a result of the successful negotiation of lease termination costs on two stores. The remaining $2,862,000 lease obligation reserve represents expected future lease obligations after store closure for the 7 stores that are to be closed in fiscal 2002.

The reserve for inventory markdowns was reduced by a net of $10,987,000 for the twenty-six weeks ended September 1, 2001 as the Company sold and liquidated aged inventory below cost. This reduction to the reserve is net of an additional $502,000 charge to cost of sales to record additional markdowns on inventory to reflect it at its net realizable value.

ITEM 2

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

                                                              Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                                            September 1,    August 26,     September 1,    August 26,
                                                               2001            2000           2001           2000
                                                               ----            ----           ----           ----
                                                                    (Unaudited)                    (Unaudited)
Income Statement Data:
Net sales                                                     100.0%          100.0%          100.0%         100.0%
Cost of sales (including occupancy expenses)                   70.1            72.1            72.2           72.2
                                                              -----           -----           -----          -----
Gross profit                                                   29.9            27.9            27.8           27.8
Selling, general and administrative expenses                   22.1            22.1            23.3           22.8
Repositioning charge reversal                                    --              --             (.2)            --
                                                              -----           -----           -----          -----
Operating income                                                7.8             5.8             4.7            5.0
Interest income - net                                            .2              .1              .3             .1
                                                              -----           -----           -----          -----
Income before income taxes                                      8.0             5.9             5.0            5.1
Provision for income taxes                                      2.9             2.2             1.8            1.9
                                                              -----           -----           -----          -----
Net income                                                      5.1%            3.7%            3.2%           3.2%
                                                              =====           =====           =====          =====


Thirteen Weeks Ended September 1, 2001 Compared to Thirteen Weeks Ended August 26, 2000

Net sales increased 3.3% to $196.8 million for the thirteen weeks ended September 1, 2001 from $190.5 million for the thirteen weeks ended August 26, 2000. This increase in net sales was primarily attributable to the one week shift in the calendar due to last fiscal year's 53 week retail calendar which benefited sales by approximately $5.1 million for the thirteen weeks ended September 1, 2001 by extending one week further into the back to school selling period. As of September 1, 2001, the number of stores in operation increased 2.8% to 445 from 433 at August 26, 2000. During the thirteen weeks ended September 1, 2001, the Company's comparable store sales decreased 2.3% compared to the same period in the prior year. Comparable net footwear sales for the thirteen weeks ended September 1, 2001, increased approximately .8%, while comparable net activewear and accessories sales for the comparable period decreased approximately 16.6%. Activewear and accessories continue to be negatively affected by the transition to new merchandising strategies undertaken by the new apparel buying group.

Gross profit for the thirteen weeks ended September 1, 2001 was $58.9 million, an increase of $5.6 million over the thirteen weeks ended August 26, 2000. During this same period, gross profit increased to 29.9% of net sales versus 27.9% for the prior year. Of this 2.0% increase, 2.4% was due to increased margin for products sold which was partially offset by a .4% increase in occupancy costs as a percentage of net sales. Product margins were positively affected by the reduction of aged inventories through the Company's repositioning plan.

Selling, general and administrative expenses increased $1.3 million (3.0%) to $43.5 million (22.1% of net sales) for the thirteen weeks ended September 1, 2001 from $42.2 million (22.1% of net sales) for the thirteen weeks ended August 26, 2000. This dollar increase was primarily attributable to the operating costs related to operating 12 additional stores at September 1, 2001 versus August 26, 2000.

Net interest income was $458,000 (.2% of net sales) for the thirteen weeks ended September 1, 2001, compared to net interest income of $169,000 (.1% of net sales) for the thirteen weeks ended August 26, 2000, an increase of $289,000. This increase was the result of increased invested cash balances for the thirteen weeks ended September 1, 2001 compared to the same period of the prior year.

The Company's provision for income taxes increased $1.5 million for the thirteen weeks ended September 1, 2001. The increase is due to the increased level of income before income taxes for the thirteen weeks ended September 1, 2001, offset by a decrease in the effective tax rate to 36.0% for the thirteen weeks ended September 1, 2001 from 37.0% for the thirteen weeks ended August 26, 2000.

Net income increased 43.4% to $10.1 million for the thirteen weeks ended September 1, 2001 compared to $7.1 million for the thirteen weeks ended August 26, 2000. Diluted net income per share increased 41.4% to $.41 for the thirteen weeks ended September 1, 2001 compared to diluted net income per share of $.29 for the thirteen weeks ended August 26, 2000. Diluted weighted average shares outstanding were 24,777,000 and 24,703,000 respectively, for the thirteen weeks ended September 1, 2001 and August 26, 2000.

Twenty-Six Weeks Ended September 1, 2001 Compared to Twenty-Six Weeks Ended August 26, 2000

Net sales increased 6.1% ($20.4 million) to $357.6 million for the twenty-six weeks ended September 1, 2001 from $337.2 million for the twenty-six weeks ended August 26, 2000. Of this increase, $10.7 million was attributable to a 2.8% increase in the number of stores open (26 stores opened less 14 stores closed) during the period from 433 at August 26, 2000 to 445 at September 1, 2001. The balance of the increase was due to a $7.0 million increase in net sales from the 25 stores open only part of the twenty-six weeks of last year, along with a comparable store sales increase of 1.2% for the twenty-six weeks ended September 1, 2001. Comparable net footwear sales for the twenty-six weeks ended September 1, 2001 increased approximately 4.1%. Comparable net activewear and accessories decreased approximately 12.1% for the comparable period. Activewear and accessories continue to be negatively affected by the transition to new merchandising strategies undertaken by the new apparel buying team.

Gross profit for the twenty-six weeks ended September 1, 2001 was $99.3 million, an increase of $5.4 million over the twenty-six weeks ended August 26, 2000. Gross profit was 27.8% of net sales for both comparable periods. For the twenty-six weeks ended September 1, 2001, margin for product sold increased .3% which was offset by a .3% increase in occupancy costs as a percentage of net sales.

Selling, general and administrative expenses increased $6.2 million (8.1%) to $83.3 million (23.3% of net sales) for the twenty-six weeks ended September 1, 2001 from $77.1 million (22.8% of net sales) for the twenty-six weeks ended August 26, 2000. This dollar increase was primarily attributable to the operating costs related to operating 12 additional stores at September 1, 2001 versus August 26, 2000. In addition, prior year selling, general and administrative expenses were net of a $493,000 settlement of an insurance claim related to a store fire.

In connection with the repositioning plan the Company established a reserve for future lease payments for store closures of $3.8 million which was included in accrued expenses at March 3, 2001. The accrued expense was reduced $944,000 in the twenty-six weeks ended September 1, 2001 which represented payments of $284,000 and a decrease in the expected future lease store closure obligation of $660,000. The reserve is reviewed periodically to determine its adequacy.

Net interest income was $938,000 (.3% of net sales) for the twenty-six weeks ended September 1, 2001, compared to net interest income of $392,000 (.1% of net sales) for the twenty-six weeks ended August 26, 2000, an increase of $546,000. This increase was the result of increased invested cash balances due to the Company's progress with the liquidation of aged inventory and an increase in accounts payable due to timing.

The Company's provision for federal and state income taxes decreased $33,000 to $6.3 million for the twenty-six weeks ended September 1, 2001 from $6.4 million for the twenty-six weeks ended September 1, 2001. The decrease is due to a decrease in the effective tax rate to 36.0% for the twenty-six weeks ended September 1, 2001 from 37.0% for the twenty-six weeks ended August 26, 2000 which was partially offset by the increased level of income before income taxes for the twenty-six weeks ended September 1, 2001.

Net income increased 3.9% to $11.3 million for the twenty-six weeks ended September 1, 2001 compared to $10.9 million for the twenty-six weeks ended August 26, 2000. Diluted net income per share increased 4.5% to $.46 for the twenty-six weeks ended September 1, 2001 compared to diluted net income per share of $.44 for the twenty six weeks ended August 26, 2000. Diluted weighted average shares outstanding were 24,716,000 and 24,684,000, respectively, for the periods ended September 1, 2001 and August 26, 2000.

Liquidity and Capital Resources

The Company generated cash of $39.9 million from its operating activities during the twenty-six weeks ended September 1, 2001 as compared to $38.1 million during the twenty-six weeks ended August 26, 2000.

The Company had a net use of cash from its investing activities of $5.1 million and $5.2 million for the twenty-six weeks ended September 1, 2001 and August 26, 2000, respectively. In fiscal 2002, $7.1 million was used primarily for construction of new stores and remodeling of existing stores. This was partially offset by $1.0 million net maturities of marketable securities.

Merchandise inventories were $146.6 million at September 1, 2001 compared to $145.5 million at March 3, 2001 and $162.7 million at August 26, 2000. On a per square foot basis, merchandise inventories at September 1, 2001 decreased 11.5% compared to August 26, 2000. Although merchandise inventories as of September 1, 2000 were significantly reduced on a per square foot basis, management believes levels are adequate primarily due to less aged inventory resulting from executing the Company's repositioning plan.

The Company had working capital of $146.8 million at September 1, 2001, an increase of $13.2 million from $133.6 million at March 3, 2001.

At September 1, 2001 the Company had cash and cash equivalents of $80.1 million, marketable securities of $5.5 million and no interest bearing debt. Cash equivalents are primarily invested in taxable instruments with maturities of one to twenty-eight days. Marketable securities range in maturity from 90 days to three years and are primarily invested in tax exempt municipal obligations. Marketable securities are classified as available-for-sale and are available to support current operations.

As previously announced, the Company's expansion plans are to increase its retail square footage by approximately 1-2% for fiscal 2002. Management believes that cash on hand and marketable securities, operating cash flow and the Company's existing $60,000,000 bank facility, which expires on September 20, 2003, will provide sufficient capital to complete the Company's fiscal 2002 store expansion program and to satisfy the Company's other capital requirements through fiscal 2002.

                          PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings
         -----------------
         None.

ITEM 2:  Changes in Securities
         ---------------------
         None.

ITEM 3:  Defaults Upon Senior Securities
         -------------------------------
         None.

ITEM 4:  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

     (a) The 2001 Annual Meeting of Stockholders was held on July 19, 2001.

     (b) The following directors were elected to serve until the 2002 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 13,476,039 shares (1 vote per share) of Class A common stock and the 6,267,375 shares (10 votes per share) of Class B common stock represented at the meeting, the directors were elected by the following votes:

                                                              Number Of Votes Received
                                                              -------------------------
                  Name                                     For                        Against
               ----------                                -------                      -------
             Alan H. Cohen                              75,523,599                    626,190
             David I. Klapper                           75,547,099                    602,690
             Larry J. Sablosky                          75,523,599                    626,190
             Jonathan K. Layne                          76,072,214                     77,575
             Jeffrey H. Smulyan                         76,072,114                     77,675
             Stephen Goldsmith                          76,131,702                     18,087
             Bill Kirkendall                            76,135,214                     14,575

ITEM 5:  Other Information
         -----------------
         None.

ITEM 6:  Exhibits and Reports on Form 8-K:
         ---------------------------------

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K
              The Company filed a report on Form 8-K on September 13, 2001 with respect to a press release issued by the Company on September 10, 2001 regarding certain management changes.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE FINISH LINE, INC.



Date: September 27, 2001               By: /s/ Kevin S. Wampler
                                       --------------------------
                                       Kevin S. Wampler
                                       Senior Vice President - Chief Accounting
                                       Officer and Assistant Secretary