Form 10-Q
period 2001-12-01
FINISH LINE INC /DE/
filed 2002-01-04
CIK 886137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                      ___________________________________

                                 FORM 10-Q
(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

     For the thirteen week period ended December 1, 2001
                                        ----------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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

                                 Yes  X    No
                                     ---      ---

Shares of common stock outstanding at December 21, 2001:

                              Class A   19,779,588
                              Class B    4,362,442

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                    December 1,       March 3,
                                                       2001             2001
                                                    -----------       --------
                                                    (unaudited)
                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                            $ 30,406         $ 45,422
Marketable securities                                   5,500            6,513
Accounts receivable                                     6,332            3,476
Merchandise inventories                               167,094          145,503
Income taxes recoverable                                3,927              --
Other                                                  11,064            7,233
                                                     --------         --------
Total current assets                                  224,323          208,147

PROPERTY AND EQUIPMENT:
Land                                                      315              315
Building                                               10,578           10,486
Leasehold improvements                                 96,789           91,657
Furniture, fixtures, and equipment                     45,309           41,515
Construction in progress                                1,736            2,849
                                                     --------         --------
                                                      154,727          146,822
Less accumulated depreciation                          62,889           52,348
                                                     --------         --------
                                                       91,838           94,474
OTHER ASSETS:
Deferred income taxes                                   7,603            6,247
                                                     --------         --------
Total assets                                         $323,764         $308,868
                                                     ========         ========

                            See accompanying notes.

                             THE FINISH LINE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                               December 1,       March 3,
                                                                                  2001            2001
                                                                               -----------      ---------
                                                                               (unaudited)
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                 $ 58,571        $ 53,450
Employee compensation                                                               5,568           6,640
Accrued property and sales tax                                                      4,071           3,914
Deferred income taxes                                                               6,214             906
Other liabilities and accrued expenses                                              7,817           9,597
                                                                                 --------        --------
Total current liabilities                                                          82,241          74,507

Long-term deferred rent payments                                                    8,324           7,614

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued                 --              --
Common stock, $.01 par value
    Class A:
        Shares authorized - 30,000
        Shares issued - (December 1, 2001 - 21,998;
          March 3, 2001 - 20,022)
        Shares outstanding - (December 1, 2001 - 19,754;
          March 3, 2001 - 18,181)                                                     220             200
    Class B:
         Shares authorized - 12,000
         Shares issued and outstanding - (December 1, 2001 - 4,362;
         March 3, 2001 - 6,268)                                                        44              63
Additional paid-in capital                                                        123,265         122,748
Retained earnings                                                                 127,712         118,257
Accumulated other comprehensive income                                                 23              12
Treasury stock - (December 1, 2001 - 2,244;
   March 3, 2001 - 1,841)                                                         (18,065)        (14,533)
                                                                                 --------        --------
Total stockholders' equity                                                        233,199         226,747
                                                                                 --------        --------
Total liabilities and stockholders' equity                                       $323,764        $308,868
                                                                                 ========        ========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Thirteen Weeks Ended         Thirty Nine Weeks Ended
                                                      ---------------------------    ---------------------------
                                                      December 1,    November 25,    December 1,    November 25,
                                                         2001           2000            2001            2000
                                                      -----------    ------------    -----------    ------------
Net sales                                              $142,266        $134,503       $499,867        $471,702
Cost of sales (including occupancy expenses)            107,297         101,378        365,589         344,687
                                                       --------        --------       --------        --------
Gross profit                                             34,969          33,125        134,278         127,015

Selling, general, and administrative expenses            38,748          37,404        122,038         114,457
Repositioning charge reversal                              (549)            --          (1,209)            --
                                                       --------        --------       --------        --------
Operating income (loss)                                  (3,230)         (4,279)        13,449          12,558
Interest income - net                                       387             328          1,325             720
                                                       --------        --------       --------        --------
Income (loss) before income taxes                        (2,843)         (3,951)        14,774          13,278

Provision (benefit) for income taxes                     (1,023)         (1,462)         5,319           4,913
                                                       --------        --------       --------        --------
Net income (loss)                                      $ (1,820)       $ (2,489)      $  9,455        $  8,365
                                                       ========        ========       ========        ========
Basic net income (loss) per share                      $   (.08)       $   (.10)      $    .39        $    .34
                                                       ========        ========       ========        ========
Basic weighted average shares                            24,173          24,479         24,339          24,461
                                                       ========        ========       ========        ========
Diluted net income (loss) per share                    $   (.07)       $   (.10)      $    .38        $    .34
                                                       ========        ========       ========        ========
Diluted weighted average shares                          24,549          24,679         24,660          24,682
                                                       ========        ========       ========        ========

                            See accompanying notes.

                             THE FINISH LINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                          (In thousands)  (Unaudited)

                                                                                   Thirty-Nine Weeks Ended
                                                                               ---------------------------------
                                                                               December 1,          November 25,
                                                                                  2001                 2000
                                                                               -----------          ------------
OPERATING ACTIVITIES:
Net Income                                                                      $  9,455             $  8,365
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                                   12,178               12,278
  Contribution of treasury stock to profit sharing plan                               --                1,758
  Repositioning charge reversal                                                   (1,209)                  --
  Deferred income taxes                                                            3,945                1,171
  Gain on disposal of property and equipment                                          (7)                 174
 Changes in operating assets and liabilities:
    Accounts receivable                                                           (2,856)              (3,164)
    Merchandise inventories                                                      (21,591)             (28,591)
    Other current assets                                                          (3,831)                  17
    Other assets                                                                      --                   55
    Accounts payable                                                               5,121               22,131
    Employee compensation and related payroll taxes                               (1,072)                  (6)
    Accrued income taxes payable/recoverable                                      (6,849)              (1,843)
    Other liabilities and accrued expenses                                         2,508                 (424)
    Deferred rent payments                                                           710                  995
                                                                                --------             --------
 Net cash provided by (used in) operating activities                              (3,498)              12,916

INVESTING ACTIVITIES:
Purchases of property and equipment                                              (10,515)             (12,142)
Proceeds from disposal of property and equipment                                     980                   89
Proceeds from sale of investments                                                     --                2,483
Proceeds from maturity of marketable securities                                    1,031                  500
                                                                                --------             --------
 Net cash used in investing activities                                            (8,504)              (9,070)

FINANCING ACTIVITIES:
Proceeds from short-term debt                                                         --               47,415
Principal payments on short-term debt and long-term debt                              --              (47,415)
Proceeds and tax benefits from exercise of stock options                             517                  191
Common stock repurchased                                                          (3,531)              (1,393)
                                                                                --------             --------
 Net cash used in financing activities                                            (3,014)              (1,202)
                                                                                --------             --------
Net increase (decrease) in cash and cash equivalents                             (15,016)               2,644
Cash and cash equivalents at beginning of period                                  45,422               13,061
                                                                                --------             --------
Cash and cash equivalents at end of period                                      $ 30,406             $ 15,705
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

    Except for the historical information contained herein, the matters discussed in this filing are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, product demand and market acceptance risks (including market acceptance of the Company's new merchandising strategies undertaken by the new apparel buying team), the effect of economic conditions, the effect of competitive products and pricing, the availability of products, management of growth, the Company's ability to successfully execute and benefit from its repositioning plan, and the other risks detailed in the Company's Securities and Exchange Commission filings.

    These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 3, 2001.

    Throughout this document, the term fiscal 2002 refers to the Company's current fiscal year which ends March 2, 2002.

2. Repositioning Reserves

    In the 4th quarter of 2001 the Company approved a repositioning plan and recorded a pre-tax non-recurring charge totaling $19,809,000. Those charges included inventory markdowns, lease buyouts and asset impairment charges for 17 planned store closings, and asset impairment charges for 14 identified under-performing stores.

    As of December 1, 2001 the Company has completed 11 of the 17 planned store closures. The Company has made payments of $309,000 against the lease obligation reserve in 2002 and recorded reductions of the lease obligation reserve of $1,209,000 as a change in estimate as a result of the successful negotiation of lease termination costs regarding five stores. The remaining $2,288,000 lease obligation reserve represents expected future lease obligations after store closure for the 6 remaining stores that are planned to be closed in fiscal 2002.

    The reserve for inventory markdowns was reduced by a net of $11,551,000 for the thirty-nine weeks ended December 1, 2001 in connection with the Company's sale and liquidation of aged inventory below cost. This reduction to the reserve is net of an additional $502,000 charge (recorded in the 1st quarter ended June 2, 2001) to cost of sales to record additional markdowns on inventory to reflect it at its net realizable value.

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

                                                              Thirteen                  Thirty - Nine
                                                             Weeks Ended                 Weeks Ended
                                                       -----------------------       --------------------
                                                        Dec. 1,       Nov. 25,       Dec. 1,      Nov. 25,
                                                         2001          2000           2001          2000
                                                       --------       --------       -------      --------
Income Statement Data:  (Unaudited)
Net sales                                                100.0%        100.0%         100.0%        100.0%
Cost of sales (including occupancy costs)                 75.4          75.4           73.1          73.1
                                                         -----         -----          -----         -----
Gross profit                                              24.6          24.6           26.9          26.9
Selling, general and administrative expenses              27.3          27.8           24.4          24.3
Repositioning charge reversal                             ( .4)          --            ( .2)          --
                                                         -----         -----          -----         -----
Operating income (loss)                                   (2.3)         (3.2)           2.7           2.6
Interest income - net                                       .3            .2             .3            .2
                                                         -----         -----          -----         -----
Income (loss) before income taxes                         (2.0)         (3.0)           3.0           2.8
Provision (benefit) for income taxes                      ( .7)         (1.1)           1.1           1.0
                                                         -----         -----          -----         -----
Net income (loss)                                         (1.3)%        (1.9)%          1.9%          1.8%
                                                         =====         =====          =====         =====

Thirteen Weeks Ended December 1, 2001 Compared to Thirteen Weeks Ended November 25, 2000

    Net sales increased 5.8% to $142.3 million for the thirteen weeks ended December 1, 2001 from $134.5 million for the thirteen weeks ended November 25, 2000. This increase in net sales was primarily attributable to net sales from new stores and a comparable store sales increase. As of December 1, 2001, the number of stores in operation increased 2.9% to 454 from 441 at November 25, 2000. During the thirteen weeks ended December 1, 2001, the Company's comparable store sales increased 8.0% compared to the same period in the prior year. Comparable footwear net sales for the thirteen weeks ended December 1, 2001 increased approximately 11.7% versus the thirteen weeks ended November 25, 2000. Comparable activewear and accessories net sales decreased approximately 4.6% for the comparable period. Activewear and accessories continue to be negatively effected by the transition to new merchandising strategies undertaken by the new apparel buying team. Net sales per square foot increased to $53 from $52 for the same thirteen week period of the prior year.

    Gross profit for the thirteen weeks ended December 1, 2001 was $35.0 million, an increase of $1.8 million over the thirteen weeks ended November 25, 2000. Gross profit was 24.6% of net sales for both comparable periods. For the thirteen weeks ended December 1, 2001, margin for product sold decreased .6% which was offset by a .6% decrease in occupancy costs as a percentage of net sales.

    Selling, general and administrative expenses increased $1.3 million (3.6%) to $38.7 million (27.3% of net sales) for the thirteen weeks ended December 1, 2001 from $37.4 million (27.8% of net sales) for the thirteen weeks ended November 25, 2000. This dollar increase was primarily attributable to the operating costs related to operating 13 additional stores at December 1, 2001 versus November 25, 2000. The decrease as a percentage of net sales is primarily attributable to controls over store payroll and supplies along with leverage created from the 8% comparable store gain for the quarter ended December 1, 2001.

    In connection with the repositioning plan the Company established a reserve for future lease payments for store closures of $3.8 million which was included in accrued expenses at March 3, 2001. The accrued expense was reduced $575,000 in the thirteen weeks ended December 1, 2001 which represented payments of $26,000 and a decrease in the expected future lease store closure obligation of $549,000, which was taken back into income as a change in estimate. The reserve is reviewed periodically to determine its adequacy.

    Net interest income was $387,000 (.3% of net sales) for the thirteen weeks ended December 1, 2001, compared to net interest income of $328,000 (.2% of net sales) for the thirteen weeks ended November 25, 2000, an increase of $59,000. This increase was the result of increased invested cash balances for the thirteen weeks ended December 1, 2001 compared to the same period of the prior year.

    The Company had a benefit for income taxes of $1.0 million for the thirteen weeks ended December 1, 2001, as compared to a benefit for income taxes of $1.5 million for the thirteen weeks ended November 25, 2000. The decrease is due to the reduced level of loss before income taxes for the thirteen weeks ended December 1, 2001, along with an decrease in the effective tax rate to 36.0% for the thirteen weeks ended December 1, 2001 from 37.0% for the thirteen weeks ended November 25, 2000.

    Net loss decreased 26.9% to $1.8 million for the thirteen weeks ended December 1, 2001 compared to $2.5 million for the thirteen weeks ended November 25, 2000. Diluted net loss per share was $.07 for the thirteen weeks ended December 1, 2001 compared to diluted net loss per share of $.10 for the thirteen weeks ended November 25, 2000. Diluted weighted average shares outstanding were 24,549,000 and 24,679,000 respectively, for the thirteen weeks ended December 1, 2001 and November 25, 2000.

Thirty Nine Weeks Ended 12/01/01 Compared to Thirty Nine Weeks Ended 11/25/00

    Net sales increased 6.0% to $499.9 million for the thirty-nine weeks ended December 1, 2001 from $471.7 million for the thirty-nine weeks ended November 25, 2000. Of this increase, $11.1 million was attributable to a 2.9% increase in the number of stores open during the period from 441 at November 25, 2000 to 454 at December 1, 2001. The balance of the increase was attributable to a $13.2 million increase in net sales from the existing stores open only part of the first thirty-nine weeks of last year along with a comparable store net sales increase of 3.0% for the thirty-nine weeks ended December 1, 2001. Comparable footwear net sales for the thirty-nine weeks ended December 1, 2001, increased approximately 6.0%. Comparable activewear and accessories net sales decreased approximately 9.7% for the comparable period. Activewear and accessories continue to be negatively effected by the transition to new merchandise strategies undertaken by the new apparel buying team. Net sales per square foot increased to $188 from $186 for the same period of the prior year.

    Gross profit for the thirty-nine weeks ended December 1, 2001 was $134.3 million, an increase of $7.3 million over the thirty-nine weeks ended November 25, 2000. Gross profit was 26.9% of net sales for both comparable periods. For the thirty-nine weeks ended December 1, 2001 product margin increased .1% which was offset by a .1% increase in occupancy costs as a percentage of net sales.

    Selling, general and administrative expenses increased $7.6 million (6.6%) to $122.0 million (24.4% of net sales) for the thirty-nine weeks ended December 1, 2001 from $114.5 million (24.3% of net sales) for the thirty nine weeks ended November 25, 2000. This dollar increase was primarily attributable to the operating costs related to operating 13 additional stores at December 1, 2001 versus November 25, 2000.

    In connection with the repositioning plan the Company established a reserve for future lease payments for store closures of $3.8 million which was included in accrued expenses at March 3, 2001. The accrued expense was reduced $1.5 million in the thirty-nine weeks ended December 1, 2001 which represented payments of $309,000 and a decrease in the expected future lease store closure obligation of $1.2 million, which was taken back into income as a change in estimate. The reserve is reviewed periodically to determine its adequacy.

    Net interest income was $1.3 million (.3% of net sales) for the thirty-nine weeks ended December 1, 2001, compared to net interest income of $720,000 (.2% of net sales) for the thirty-nine weeks ended November 25, 2000, an increase of $605,000. This increase was primarily the result of increased invested cash balances due to the Company's progress with the liquidation of aged inventory.

    The Company's provision for federal and state income taxes was $5.3 million for the thirty-nine weeks ended December 1, 2001 compared to $4.9 million for the thirty-nine weeks ended November 25, 2000. The provision was effected by the increased level in income before income taxes for the thirty-nine weeks ended December 1, 2001, partially offset by a decrease in the effective tax rate to 36.0% for the thirty-nine weeks ended December 1, 2001 from 37.0% for the thirty-nine weeks ended November 25, 2000.

    Diluted net income per share increased 11.8% to $.38 for the thirty-nine weeks ended December 1, 2001 compared to diluted net income per share of $.34 for the thirty-nine weeks ended November 25, 2000. Diluted weighted average shares outstanding were 24,660,000 and 24,682,000 respectively for the periods ended December 1, 2001 and November 25, 2000.

Liquidity and Capital Resources

    The Company had a net use of cash of $3.5 million from its operating activities during the thirty-nine weeks ended December 1, 2001 as compared to providing cash from its operating activities of $12.9 million during the thirty-nine weeks ended November 25, 2000.

    The Company had a net use of cash from its investing activities of $8.5 million and $9.1 million for the thirty-nine week periods ended December 1, 2001 and November 25, 2000, respectively. Of the $8.5 million used in fiscal 2002, $10.5 million was used for new store construction and remodeling of existing stores, which was partially offset by $1.0 million in net maturities and proceeds from marketable securities.

    At December 1, 2001 the Company had cash equivalents of $30.4 million, marketable securities of $5.5 million and no interest bearing debt. Cash equivalents are primarily invested in taxable instruments with maturities of one to twenty-eight days. Marketable securities range in maturity from 90 days to four years from date of purchase and are primarily invested in tax exempt municipal obligations. Marketable securities are classified as available-for-sale and are available to support current operations.

    The Company had working capital of $142.1 million at December 1, 2001, an increase of $8.5 million from the working capital of $133.6 million at March 3, 2001.

    Merchandise inventories were $167.1 million at December 1, 2001 compared to $145.5 million at March 3, 2001. On a per square foot basis, merchandise inventories at December 1, 2001 decreased approximately 7.4% compared to November 25, 2000. Although merchandise inventories as of December 1, 2001 were reduced on a per square foot basis, management believes levels are adequate primarily due to less aged inventory being on hand due to the execution of the Company's repositioning plan.

    As previously announced, the Company's expansion plans are to increase its retail square footage by approximately 1-2% for fiscal 2003. Management believes that cash on hand and marketable securities, operating cash flow and the Company's existing $60,000,000 bank facility, which expires on September 20, 2003, will provide sufficient capital to complete the Company's fiscal 2003 store expansion program and to satisfy the Company's other capital requirements through fiscal 2003 (which ends March 1, 2003).

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

                                      THE FINISH LINE, INC.


Date:  January 3, 2002                    By: /s/ Kevin S. Wampler
                                          ------------------------
                                          Kevin S. Wampler
                                          Senior Vice President - Chief
                                          Accounting Officer and
                                          Assistant Secretary