Form 10-K
period 2002-03-02
FINISH LINE INC /DE/
filed 2002-05-16
CIK 886137

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
For the fiscal year ended March 2, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from _________ to __________

Commission File Number 0-20184
                       -------

                              THE FINISH LINE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             35-1537210
-------------------------                               ------------------------
 (State of Incorporation)                               (I.R.S. Employer ID No.)
3308 N. Mitthoeffer Road, Indianapolis, Indiana                   46235
Registrant's telephone number, including area code:  (317) 899-1022

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

                                   Yes X No __
                                       -

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 26, 2002 was approximately $355,261,000, which was based on the last sale price reported for such date by NASDAQ.

  The number of shares of the Registrant's Common Stock outstanding on April 26, 2002 was:

                        Class A Common Stock: 20,078,995
                        Class B Common Stock: 4,350,810

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement dated June 18, 2002 for the Annual Meeting of Stockholders to be held on July 18, 2002 (hereinafter referred to as the "2002 Proxy Statement") are incorporated into Part III.

  Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended March 2, 2002, (hereinafter referred to as the "2002 Annual Report to Stockholders") are incorporated into Parts II and IV.

                                     PART I
                                     ------

Item 1 - Business

General
-------

         The Finish Line, Inc. together with its wholly owned subsidiary Spike's Holding, Inc. (the "Company" or "Finish Line") is one of the largest mall-based specialty retailers of brand name athletic, outdoor and lifestyle footwear, activewear and accessories in the United States. As of May 4, 2002, the Company operated 449 stores in 43 states. A Finish Line store generally carries a large selection of men's, women's and children's athletic and lifestyle shoes, as well as a broad assortment of activewear and accessories. Brand names offered by the Company include Nike, adidas, Reebok, New Balance, K-Swiss, And 1, Timberland, Asics, Saucony, Converse and Skechers.

         The Company attempts to distinguish itself from other athletic footwear specialty retailers through larger mall-based store formats. Finish Line stores average 6,001 square feet, and the Company's stores opened during fiscal 2002 averaged approximately 4,555 square feet. The Company's strategy is to create an exciting and entertaining retail environment by continually updating store designs, and to operate a larger store size, which permits greater product depth and merchandising flexibility. Since activewear and accessories generally carry higher gross margins than footwear, Finish Line devotes a greater percentage of its sales area to these products than typical athletic footwear specialty stores. Activewear and accessories accounted for approximately 18% of the Company's net sales in fiscal 2002.

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

Expansion Strategies
--------------------

         The Company's objective is to continue its store expansion program by introducing Finish Line stores into new markets as well as increasing its visibility in previously established markets.

New Store Openings. Since the Company's initial public offering in June 1992, Finish Line has expanded from 104 stores to 449 stores at May 4, 2002. The Company opened 27 new stores in fiscal 2002 and intends to open approximately 30 new stores in fiscal 2003. Total square footage increased 2% in fiscal 2002 over the prior year as a result of the Company's continued expansion.

         For fiscal 2003 the Company plans to increase its total square footage open by approximately 3% to 5% (30 new stores). Almost all of this square footage growth will result from the continued emphasis on smaller traditional stores averaging approximately 5,000 square feet. The Company expects that its new stores will be in both new and existing geographic markets.

Store Format. The Company has added both small and larger stores to its chain over the past five years. This strategy allows for greater flexibility based on market factors when considering a new store. The Company believes this strategy improves its ability to compete against both mall-based and non-mall-based athletic retailers, and in conjunction, the Company has developed two store formats:

         Traditional Format Concept - The Company as of May 4, 2002 operates 410 traditional format stores which are less than 10,000 square feet in size. They typically are stocked with 600-700 footwear styles and 10,000+ shoes. While the average size of all traditional concept stores is 5,201 square feet, traditional concept stores opened in fiscal 2002 averaged 4,555 square feet.

         Larger Format Concept - The Company as of May 4, 2002 operates 39 larger format stores which are more than 10,000 square feet in size. They are typically stocked with 1,000 - 1,300 footwear styles and 20,000 - 30,000+ shoes. This format offers Finish Line the opportunity to establish a dominant presence in the best major malls throughout the country. The Company did not open any larger format stores during fiscal year 2002 due to slower sales of activewear and does not expect to open any larger format stores in 2003.

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

                                                     Year Ended
                                        ----------------------------------

                                        March 2,      March 3,    Feb. 26,
     Category                              2002         2001        2000
     --------                           -------      --------     --------

     Footwear                              82%           80%         77%
     Activewear/Accessories                18%           20%         23%
                                         ------       ------      ------
     Total                                100%          100%        100%
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

        The Company adopted a more aggressive strategy in selling aged inventory during fiscal 2001, which allowed the Company to reconfigure merchandise assortments to place greater emphasis on better performing fresher merchandise. This has lead to improved inventory turns and merchandise product margins.

        The Company's activewear/accessories sales have been negatively affected by a fashion shift from branded apparel and more recently by a transition to new merchandising strategies. As a result, activewear/accessories have decreased as a percent of total sales from 32% at March 1, 1997 to 18% at March 2, 2002. The Company believes that activewear/accessories sales will represent 18-20% of total sales in fiscal 2003.

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

Activewear/Accessories
----------------------

         Many of the same companies, that supply Finish Line with quality footwear, also supply activewear, including products made by Nike, adidas and Reebok. Additional suppliers include And 1, along with outdoor activewear from Columbia and Timberland. Many vendors offer footwear, activewear and accessories in "collections". Categories of activewear consist of jackets, caps, tops, pants, shorts, windwear, running wear, warm-ups, fleece, fitness wear and sport-casual wear. In addition, the Company carries licensed apparel and caps which has gained strength this past year. Among the accessories offered by the Company are socks, athletic bags, backpacks, sunglasses, watches and shoe-care products.

         The Company's apparel sales continued to perform poorly during fiscal 2002 and were even further negatively affected by managements transition to new merchandising strategies undertaken by a new apparel buying team, however, during the fourth quarter of fiscal 2002, the Company reported a positive apparel/accessory comparable sales gain for the first time in fifteen quarters. The Company is working closely with the branded apparel vendors to continue this positive sales trend and has been developing new private label product offerings to provide more competitive introductory price points in key product categories. In March 2002, the Company launched its new private brand apparel line, Finish Line Blue Label. The Finish Line Blue Label brand is targeted toward the recently defined marketing edit point of a young, college-aged consumer who is "action addicted".

Marketing
---------

         The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes television, direct mail, consumer print, outdoor, and the internet in its marketing efforts.

         The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense for fiscal 2002 and fiscal 2001 was 1.6% of net sales, after deducting co-op reimbursements, for both years, respectively. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multimillion dollar advertising campaigns of its key suppliers, such as Nike, adidas, and Reebok.

         The Company also uses in-store contests, promotions and event sponsorships, as well as a comprehensive public relations effort to further market the Company.

Purchasing and Distribution
---------------------------

         Finish Line's footwear purchasing is coordinated through a centralized merchandising department under the direction of an Executive Vice
President-Chief Merchandising Officer. The buying and merchandise departments are comprised of approximately 45 people. The footwear and activewear/accessories divisions consist of a Vice-President-Footwear, a Vice-President-Apparel, divisional merchandise managers, multiple buyers and associate buyers. Both buying divisions are supported by a planning and merchandising division, which consists of planners, merchandisers and administrative assistants.

         The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 140 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 56% and 53% of total purchases in fiscal 2002 and fiscal 2001, respectively. The Company purchased approximately 78% of total merchandise in both fiscal 2002 and fiscal 2001, respectively, from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

         The Company has implemented warehouse management computer software for distribution center processing that features RF technology. This system has helped improve productivity and accuracy as well as reduce the time it takes to send merchandise to stores. The Company believes this innovative technology will continue to improve its operations as well as allow for real-time tracking of inventory within the distribution center and in transit to the stores.

         Nearly all of the Company's merchandise is shipped directly from suppliers to the distribution center, where the Company processes and ships it by contract and common carriers to its stores. Each day shipments are made to one-third of the Company's stores. In any three-week period, each store will receive five shipments. A shipment is normally received one to four days from the date that the order is filled depending on the store's distance from the distribution center. Historically, the Company maintains approximately two-thirds of a month's supply of merchandise at the distribution center and in turnout to the stores.

Management Information System
-----------------------------

         The Company has a computerized management information system, which includes a local area network of computers at corporate headquarters used by management to support decision-making along with PC-based POS computers at the stores. Store computers are connected via frame relay to computers at corporate headquarters. A perpetual inventory system permits corporate management to review daily each store's inventory by department, class and SKU. This system includes an automated replenishment system that allows the Company to replace faster-selling items more quickly. Store associates are able to use the WAN and perpetual inventory system to locate and sell merchandise that can then be fulfilled from another store. Other functions in the system include accounting, distribution, inventory tracking and control.

Store Operations
----------------

         The Company's Executive Vice President - Store Operations, Senior Vice President-Store Personnel and regional and district managers visit the stores regularly to review the implementation of Company plans and policies, monitor operations, and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at corporate headquarters. Each store has a store manager or co-managers that are responsible for supervision and overall operations, one or more assistant managers and additional full and part-time sales associates.

         Regional, district and store managers receive a fixed salary and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All assistant store managers and sales associates are paid on an hourly basis.

Real Estate
-----------

         As of May 4, 2002, Finish Line operated 449 stores in 43 states. With the exception of five strip-center stores, all Finish Line stores are located in enclosed shopping malls. The typical store format has a sales floor, which includes a try-on area, and a display area where each style of footwear carried in the store is displayed by category (e.g., basketball, tennis, running), and an adjacent stock room where the footwear inventory is maintained. Sales floors in all stores represent approximately 65% to 75% of the total space.

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

         Finish Line leases all of its stores. Initial lease terms of the stores generally range from five to ten years in duration without renewal options, although some of the stores are subject to leases for five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount.

         Based upon expenditures for fiscal 2002, the Company estimates that the cash requirements during fiscal 2003 for opening a traditional new store (averaging approximately 5,000 square feet) will approximate $500,000. This estimate includes $325,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $275,000 ($175,000 net of payables) in inventory investment.

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

Seasonal Business
-----------------

         The Company's business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the late summer (late July through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal years ended March 2, 2002, and March 3, 2001 these periods accounted for approximately 33% of the Company's annual sales.

Employees
---------

         As of May 4, 2002, the Company employed 9,148 persons, 2,419 of whom were full-time and 6,729 of whom were part-time. Of this total, 508 were employed at the Company's Indianapolis, Indiana corporate headquarters and distribution center and 35 were employed as regional and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company's employees are represented by a union and employee relations are generally considered good.

Retirement Plan
---------------

         For the plan year ended December 31, 2001, the Company contributed cash in the amount of $1,088,000 to the Company's Profit Sharing Plan. While no assurances can be given that it will continue to do so in the future, the Company has in the past purchased on the open market its Class A Common Stock and later contributed it in lieu of cash to the Company's Profit Sharing Plan. The Company made no such contributions of stock during fiscal 2002.

        During 2001 the Company amended and restated the plan to add a 401(K) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of the employee's wages. The Company contributed matching funds of approximately $739,000 in fiscal 2002.

Trademarks
----------

         The Company has registered in the United States Patent and Trademark Office several trademarks relating to its business. The Company believes its trademark and service mark registrations are valid, and it intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks and service marks.

Item 2 - PROPERTIES

         In November 1991, the Company moved into its existing corporate headquarters and distribution center located on 16 acres in Indianapolis, Indiana. The facility, which is owned by the Company, was designed and constructed to the Company's specifications and includes automated conveyor and storage rack systems designed to reduce labor costs, increase efficiency in processing merchandise and enhance space productivity. In 1992, the Company purchased an additional 17 adjacent acres, thus bringing the total size of the headquarters property to 33 acres. The facility currently includes 46,000 square feet of office space and 256,000 square feet of warehouse space. In fiscal 2003, the Company plans to commence a 275,000 square foot addition to the office and distribution center in Indianapolis, Indiana. The Company believes the 33 acres will permit the headquarters and distribution center to be expanded to an aggregate of approximately 675,000 square feet through the expansion of the existing building and construction of additional buildings.

Store Locations
---------------

         At May 4, 2002, the Company operated 449 stores in 43 states. With the exception of five strip center stores, all Finish Line stores are located in enclosed shopping malls. The following table sets forth information concerning the Company's stores.

STATE                       TOTAL      STATE                        TOTAL
------------------------  ---------    -------------------------  ---------
Alabama                       3        Missouri                      11
Arizona                       9        Nebraska                       4
Arkansas                      4        Nevada                         1
California                   11        New Hampshire                  4
Colorado                      8        New Jersey                    10
Connecticut                   4        New Mexico                     1
Delaware                      1        New York                      24
Florida                      21        North Carolina                17
Georgia                      17        North Dakota                   2
Idaho                         1        Ohio                          38
Illinois                     34        Oklahoma                       7
Indiana                      24        Oregon                         2
Iowa                          8        Pennsylvania                  27
Kansas                        8        South Carolina                 5
Kentucky                      8        South Dakota                   1
Louisiana                     4        Tennessee                     14
Maine                         1        Texas                         33
Maryland                     16        Vermont                        1
Massachusetts                 7        Virginia                      17
Michigan                     20        Washington                     5
Mississippi                   2        West Virginia                  5
                                       Wisconsin                      9
                                                                  ---------
                                       Total                        449

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

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                                     PART II
                                     ---- --

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to page 43 and the inside back cover of the 2002 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 6 - SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to page 24 of the 2002 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to pages 25 through 31 of the 2002 Annual Report to Stockholders filed as
Exhibit 13 to this Annual Report on Form 10-K.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is incorporated by reference to page 31 of the 2002 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to page 26 and pages 32 through 42 of the 2002 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements between the Registrant and its independent auditors on matters of accounting principles or practices.

                                    PART III
                                    ---- ---

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the Sections entitled "Election of Directors--Nominees", and "Management--Executive Officers and Directors" in the 2002 Proxy Statement to be filed within 120 days of March 2, 2002, the Company's most recent fiscal year end.

Item 11 - EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Section entitled "Executive Compensation" in the 2002 Proxy Statement to be filed within 120 days of March 2, 2002, the Company's most recent fiscal year end.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Section entitled "Securities Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement to be filed within 120 days of March 2, 2002, the Company's most recent fiscal year end.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Sections entitled "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 2002 Proxy Statement to be filed within 120 days of March 2, 2002, the Company's most recent fiscal year end.

                                    PART IV
                                    ---- --

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) 1. The following financial statements of The Finish Line, Inc. and the report of independent auditors included in the 2002 Annual Report to Stockholders are incorporated herein by reference:

          Report of Independent Auditors
          Consolidated Balance Sheets as of March 2, 2002 and March 3, 2001. Consolidated Statements of Income for the years ended March 2, 2002,
            March 3, 2001, and February 26, 2000.
          Consolidated Statements of Changes in Stockholders' Equity for the
            years ended March 2, 2002, March 3, 2001 and February 26, 2000.
          Consolidated Statements of Cash Flows for the years ended March 2,
            2002, March 3, 2001 and February 26, 2000.
          Notes to Consolidated Financial Statements - March 2, 2002.

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

4.1 1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.(2)

10.6.2 Form of Incentive Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(1)

10.6.3 Form of Non-Qualified Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(1)

10.7 Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(1)

10.18    Amended and Restated Tax Indemnification Agreement.(3)

10.26 Revolving Credit Agreement among Spike's Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.(4)

10.28 Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(5)

10.29 Amendment to Revolving Credit Agreement among Spike's Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.(6)

10.30 Credit Agreement among The Finish Line, Inc. the Lenders Signatory Thereto and National City Bank of Indiana, as Agent, dated September 20, 2000.(7)

10.31 First Amendment to Credit Agreement among The Finish Line, Inc., the Lendors Signatory, Thereto and National City Bank of Indiana, as Agent, dated March 16, 2001.(8)

10.32 The Finish Line, Inc. Profit Sharing and 401(k) Plan Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account sponsored by National City Bank.(8)

13        Annual Report to Stockholders for the year ended March 2, 2002.

21        Subsidiaries of The Finish Line, Inc.

23        Consent of Ernst & Young LLP (independent auditors).

  (1) Previously filed as a like numbered exhibit to the Registrant's Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.

  (2) Previously filed as a like numbered exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-62063) and incorporated herein by reference.

  (3) Previously filed as a like numbered exhibit to the Registrant's Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended May 31, 1994 and incorporated herein by reference.

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

   (8) Previously filed as a like numbered exhibit to the Registrant's Annual report on Form 10-K (File No. 0-20184) for the year ended March 3, 2001 and incorporated herein by reference.

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

                                            THE FINISH LINE, INC.

Date:  May 15, 2002           By: /s/ Kevin S. Wampler,
                                  ---------------------
                              Kevin S. Wampler, Senior Vice President, Chief
                              Accounting Officer,
                              (Principal Financial and Accounting Officer)

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

Date: May 15, 2002        /s/ Alan H. Cohen
                          --------------------------
                          Alan H. Cohen, Chairman of the Board, President and
                          Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2002        /s/ David I. Klapper
                          -----------------------------
                          David I. Klapper, Senior Executive Vice President,
                          and Director

Date: May 15, 2002        /s/ Larry J. Sablosky
                          -------------------------------
                          Larry J. Sablosky, Senior Executive Vice President
                          and Director

Date: May 15, 2002        /s/ Jonathan K. Layne
                          -------------------------------
                          Jonathan K. Layne, Director

Date: May 15, 2002        /s/ Jeffrey H. Smulyan
                          -------------------------------
                          Jeffrey H. Smulyan, Director

Date: May 15, 2002        /s/ Stephen Goldsmith
                          ------------------------------
                          Stephen Goldsmith, Director

Date: May 15, 2002        /s/ Bill Kirkendall
                          --------------------------------
                          Bill Kirkendall, Director

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

                              THE FINISH LINE, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

COL A                                       COL B                 COL C                 COL D      COL E
-----                                       -----                 -----                 -----      -----

                                                                Additions

                                                         ------------------------
                                                                       Charged to
                                            Balance      Charged to    Other          Deduc-       Balance
                                            at Beg.      Costs and     Accounts-      tions-       at End of
Description                                 of Period    Expense       Describe       Describe     Period
-----------------------------               ---------    ----------    ----------     --------     ---------
Year ended February 26, 2000:

Deducted from asset account:
 Reserve for inventory
 obsolescence ............................  $  3,300     $  1,000            --             --     $ 4,300
                                            --------     --------      --------       --------     -------
Total ....................................  $  3,300     $  1,000      $      0       $      0     $ 4,300
                                            ========     ========      ========       ========     =======

Year ended March 3, 2001:

Deducted from asset account:
 Reserve for inventory
 obsolescence ............................  $  4,300     $  7,575            --             --     $11,875
                                            --------     --------      --------       --------     -------
  Total ..................................  $  4,300     $  7,575      $      0       $      0     $11,875
                                            ========     ========      ========       ========     =======

Year ended March 2, 2002:

Deducted from asset account:
 Reserve for inventory
 obsolescence ............................  $ 11,875     $     --            --       $ (9,518)    $ 2,357
                                            --------     --------      --------       --------     -------
  Total ..................................  $ 11,875     $      0      $      0       $ (9,518)    $ 2,357
                                            ========     ========      ========       ========     =======

           Exhibit Index
           -------------

Exhibit
Number                            Description
------     --------------------------------------------------------------

13         Annual Report to Stockholders for the year ended March 2, 2002

21         Subsidiaries of The Finish Line, Inc.

23         Consent of Ernst & Young LLP (independent auditors).