Form 10-Q
period 2002-06-01
FINISH LINE INC /DE/
filed 2002-06-27
CIK 886137

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        _________________________________

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the thirteen week period ended June 1, 2002
                                         ------------

                                       OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________


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

                              Yes  X     No ___
                                  ---

     Shares of common stock outstanding at June 21, 2002:

                            Class A 20,125,960
                            Class B  4,350,810

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              THE FINISH LINE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                June 1,           March 2,
                                                 2002               2002
                                             -----------       -----------
                         ASSETS              (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                       $ 72,585          $ 74,510
Marketable securities                              3,316             3,343
Accounts receivable                                3,626             2,221
Merchandise inventories                          161,931           141,878
Other                                             10,717             7,673
                                             -----------       -----------
Total current assets                             252,175           229,625

PROPERTY AND EQUIPMENT:
Land                                                 315               315
Building                                          11,108            10,767
Leasehold improvements                            98,853            97,724
Furniture, fixtures, and equipment                46,391            45,685
Construction in progress                           3,465             2,801
                                             -----------       -----------
                                                 160,132           157,292

Less accumulated depreciation                     69,818            66,554
                                             -----------       -----------
                                                  90,314            90,738
OTHER ASSETS:
Deferred income taxes                              8,395             7,984
                                             -----------       -----------
                                                $350,884          $328,347
                                             ===========       ===========


                             See accompanying notes.

                              THE FINISH LINE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        June 1,         March 2,
                                                                                         2002             2002
                                                                                      -----------     ----------
        LIABILITIES AND STOCKHOLDERS' EQUITY                                          (unaudited)
CURRENT LIABILITIES:
Accounts payable                                                                        $ 73,335        $ 50,908
Employee compensation                                                                      4,535           7,768
Accrued property and sales taxes                                                           3,840           4,036
Deferred income taxes                                                                      3,705           2,922
Other liabilities and accrued expenses                                                     7,204          10,145
                                                                                        --------        --------
Total current liabilities                                                                 92,619          75,779

Long-term deferred rent payments                                                           8,734           8,614

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued                         --              --
Common stock, $.01 par value
   Class A:
        Shares authorized - 30,000
        Shares issued - (June 1, 2002 - 22,045;
          March 2, 2002 - 22,045)                                                            220             220
        Shares outstanding - (June 1, 2002 - 20,124;
          March 2, 2002 - 19,961)
   Class B:
        Shares authorized - 12,000
        Shares issued and outstanding - (June 1, 2002 - 4,351;
          March 2, 2002 - 4,351)                                                              44              44
Additional paid-in capital                                                               123,986         123,559
Retained earnings                                                                        140,382         136,705
Accumulated other comprehensive loss                                                           4              22

Treasury stock - (June 1, 2002 - 1,921; March 3, 2001 - 2,084)                           (15,105)        (16,596)
                                                                                        --------        --------
     Total stockholders' equity                                                          249,531         243,954
                                                                                        --------        --------
Total liabilities and stockholders' equity                                              $350,884        $328,347
                                                                                        ========        ========

                             See accompanying notes.

                              THE FINISH LINE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                 Thirteen Weeks Ended
                                                 June 1,     June 2,
                                                  2002        2001
                                                ---------   ---------
Net sales                                       $ 170,576   $ 160,825
Cost of sales (including occupancy expense)       121,998     120,370
                                                ---------   ---------
Gross profit                                       48,578      40,455
Selling, general, and administrative expenses      43,089      39,796
Repositioning charge reversal                          --        (660)
                                                ---------   ---------
Operating income                                    5,489       1,319
Interest income - net                                 348         480
                                                ---------   ---------
Income before income taxes                          5,837       1,799
Provision for income taxes                          2,160         648
                                                ---------   ---------
Net income                                      $   3,677   $   1,151
                                                =========   =========
Basic net income per share                      $     .15   $     .05
                                                =========   =========
Basic weighted average shares                      24,406      24,443
                                                =========   =========
Diluted net income per share                    $     .15   $     .05
                                                =========   =========
Diluted weighted average shares                    24,986      24,655
                                                =========   =========

                             See accompanying notes.

                              THE FINISH LINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands) - (Unaudited)

                                                           Thirteen Weeks Ended
                                                            June 1,     June 2,
                                                             2002        2001
                                                           --------    --------
                 OPERATING ACTIVITIES:

Net Income                                                 $  3,677    $  1,151
Adjustments to reconcile net income to net cash used
  in operating activities:
  Depreciation and amortization                               4,218       4,056
  Deferred income taxes                                         372         772
  Repositioning charge reversal                                  --        (893)
  Loss on disposal of property and equipment                    227           6
  Changes in operating assets and liabilities:
    Accounts receivable                                      (1,405)     (4,707)
    Merchandise inventories                                 (20,053)      7,449
    Other current assets                                     (3,044)     (2,019)
    Accounts payable                                         22,427      (4,899)
    Employee compensation                                    (3,233)     (2,677)
    Other liabilities and accrued expenses                   (3,137)       (414)
    Deferred rent payments                                      120         270
                                                           --------    --------
  Net cash provided by (used in) operating activities           169      (1,905)

INVESTING ACTIVITIES:
Purchases of property and equipment                          (4,028)     (2,211)
Proceeds from disposal of property and equipment                  7          --
Proceeds from sale of marketable securities                      10          --
                                                           --------    --------
   Net cash used in investing activities                     (4,011)     (2,211)

FINANCING ACTIVITIES:
Proceeds and tax benefits from exercise of stock options      1,917           2
Purchase of treasury stock                                       --        (626)
                                                           --------    --------
   Net cash provided by (used in) financing activities        1,917        (624)
                                                           --------    --------
Net decrease in cash and cash equivalents                    (1,925)     (4,740)
Cash and cash equivalents at beginning of period             74,510      45,422
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 72,585    $ 40,682
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

            These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 2, 2002.

2.   Repositioning Reserves

            In the 4/th/ quarter of 2001 the Company approved a repositioning plan and recorded a pre-tax non-recurring charge totaling $19,809,000. Those charges included inventory markdowns, lease buyouts and asset impairment charges for 17 planned store closings, and asset impairment charges for 14 identified under-performing stores.

            At March 2, 2002 the Company had a remaining lease obligation reserve balance of $1,369,000 related to the repositioning plan. The Company made payments of $243,000 against the lease obligation reserve in the first quarter. The remaining $1,126,000 lease obligation reserve represents expected future lease obligations after store closure for the 1 store to be closed in fiscal 2003.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

            The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Annual Report incorporated by reference to the Form 10K for the year ended March 2, 2002.

Results of Operations

            The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

                                                Thirteen Weeks Ended
                                                 June 1,    June 2,
                                                  2002       2001
                                                 -------   --------
                                                    (Unaudited)

Net Sales                                          100.0%     100.0%
Cost of sales (including occupancy expenses)        71.5       74.9
                                                 -------   --------
Gross profit                                        28.5       25.1
Selling, general and administrative expenses        25.3       24.7
Repositioning charge reversal                         --        (.4)
                                                 -------   --------
Operating income                                     3.2         .8
Interest income - net                                 .2         .3
                                                 -------   --------
Income before income taxes                           3.4        1.1
Provision for income taxes                           1.2         .4
                                                 -------   --------
Net income                                           2.2%        .7%
                                                 =======   ========

THIRTEEN WEEKS ENDED JUNE 1, 2002 COMPARED TO THIRTEEN WEEKS ENDED JUNE 2, 2001

            Net sales increased 6.1% to $170.6 million for the thirteen weeks ended June 1, 2002 from $160.8 million for the thirteen weeks ended June 2, 2001. Of this increase, $7.1 million was attributable to a 2.0% increase in the number of stores open during the period from 442 at June 2, 2001 to 451 at June 1, 2002. The balance of the increase was attributable to a $657,000 increase in net sales from the existing stores open only part of the first thirteen weeks of last year and a comparable store sales increase of 3.3% for the thirteen weeks ended June 1, 2002 for those stores opened during the entire thirteen weeks of last year. Comparable net footwear sales for the thirteen weeks ended June 1, 2002 increased 3.1% while comparable net activewear and accessories sales increased 4.3% for the comparable period. Net sales per square foot increased to $62 for the thirteen weeks ended June 1, 2002 compared to $60 for the thirteen weeks ended June 2, 2001.

     Gross profit for the thirteen weeks ended June 1, 2002 was $48.6 million, an increase of $8.1 million over the thirteen weeks ended June 2, 2001. During this same period, gross profit increased to 28.5% of net sales versus 25.1% for the prior year. Of this 3.4% increase, 3.1% was due to an increase in margin for products sold. In addition, occupancy costs decreased .2% as a percentage of net sales and inventory shrink decreased .1% as a percentage of net sales. The product margin was negatively effected in the prior year as the Company liquidated aged product in conjunction with the repositioning plan and by a charge of $502,000 to cost of sales representing additional inventory writedowns associated with the repositioning plan.

     Selling, general and administrative expenses increased $3.3 million (8.3%) to $43.1 million (25.3% of net sales) for the thirteen weeks ended June 1, 2002 from $39.8 million (24.7% of net sales) for the thirteen weeks ended June 2, 2001. This dollar increase was primarily attributable to the operating costs related to operating 9 additional stores at June 1, 2002 versus June 2, 2001. The increase as a percent to sales was driven by increased marketing costs associated with the Company's branding campaign and rollout of its private label apparel. Additionally, freight costs increased as the Company brought in inventory early as noted in the liquidity section below.

     In connection with the repositioning plan the Company established a reserve for future lease payments for store closures of $3.8 million which was included in accrued expenses at March 3, 2001. The accrued expense was reduced $2.4 million in fiscal 2002 which represented payments of $434,000 and a decrease in the expected future lease store closure obligation of $2.0 million, which was taken back into income as a change in estimate. The accrued expense was reduced by payments of $243,000 in the first quarter ended June 1, 2002. The remaining reserve, which is $1.1 million at June 1, 2002 compared to $1.4 million at March 2, 2002 is reviewed periodically to determine its adequacy.

     Net interest income was $348,000 (.2% of net sales) for the thirteen week period ended June 1, 2002 compared to $480,000 (.3% of net sales) for the thirteen weeks ended June 2, 2001, a decrease of $132,000. This decrease was the result of decreased yields on its invested balances compared to the prior year along with an investment change to primarily tax exempt instruments from taxable instruments.

     The Company's provision for income taxes increased $1.5 million to $2.2 million for the thirteen weeks ended June 1, 2002 compared to $648,000 for the thirteen weeks ended June 2, 2001. The increase is due to the increased level of income before income taxes for the thirteen weeks ended June 1, 2002, and an increase in the effective tax rate to 37% for the thirteen weeks ended June 1, 2002 from 36% for the thirteen weeks ended June 1, 2001.

     Net income increased 219.6% to $3.7 million for the thirteen weeks ended June 1, 2002 compared to $1.2 million for the thirteen weeks ended June 2, 2001. Diluted net income per share increased 200.0% to $.15 for the thirteen weeks ended June 1, 2002 compared to diluted net income per share of $.05 for the thirteen weeks ended June 2, 2001. Diluted weighted average shares outstanding were 24,986,000 and 24,655,000, respectively, for the thirteen weeks ended June 1, 2002 and June 2, 2001.

Liquidity and Capital Resources

     The Company had net cash provided of $169,000 from its operating activities during the thirteen weeks ended June 1, 2002 as compared to a net use of cash from operating activities of $1.9 million during the quarter ended June 2, 2001.

     The Company had a net use of cash from its investing activities of $4.0 million and $2.2 million for the thirteen weeks ended June 1, 2002 and June 2, 2001, respectively. The $4.0 million use of cash in 2002 is primarily due to new and remodeled stores construction.

     The Company's working capital was $159.6 million at June 1, 2002 which was a $5.8 million increase from $153.8 million at March 2, 2002.

     Merchandise inventories were $161.9 million at June 1, 2002 compared to $141.9 million at March 2, 2002. On a per square foot basis, merchandise inventories at June 1, 2002 increased 15.9% compared to June 2, 2001, and were 13.4% higher than at March 2, 2002. This increase was planned by the Company to provide better flow of merchandise for the back to school selling season and to frontload merchandise to lessen the effect of the potential strike that has been threatened by the longshoreman's union against the Pacific Maritime Association in July of this year.

     At June 1, 2002, the Company had cash and cash equivalents of $72.6 million, marketable securities of $3.3 million and no interest bearing debt. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. Marketable securities range in maturity from 90 days to two years and are primarily invested in tax exempt municipal obligations. Marketable securities are classified as available-for-sale and are available to support current operations.

     The Company plans to open 35-38 stores in fiscal 2003, remodel 15 existing stores and close 5 to 10 stores. In addition, the Company has initiated plans to expand the existing Corporate Office and Distribution Center in Indianapolis with an addition of 275,000 square feet. This project is estimated to cost $15-$18 million and is expected to begin in Fall 2003 with completion in 2004. Based on these projects, the Company now expects capital expenditures for the current fiscal year to approximate $30-$35 million. Management believes that cash and marketable securities on hand, operating cash flow and the Company's existing $60,000,000 bank facility, which expires on September 20, 2003, will provide sufficient capital to complete the Company's fiscal 2003 store expansion program and to satisfy the Company's other capital requirements through fiscal 2003.

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

         None.

ITEM 2:  Changes in Securities

         None.

ITEM 3:  Defaults Upon Senior Securities

         None.

ITEM 4:  Submission of Matters to a Vote of Security-Holders

         None.

ITEM 5:  Other Information

         None.

ITEM 6:  Exhibits and Reports on Form 8-K:

         (a) Exhibits

               None.

         (b) Reports on Form 8-K

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     THE FINISH LINE, INC.


Date:  June 27, 2002                                 By: /s/ Kevin S. Wampler
                                                         --------------------
                                                     Kevin S. Wampler,
                                                     Senior Vice President-Chief
                                                     Accounting Officer and
                                                     Assistant Secretary