Form 10-Q
period 2002-08-31
FINISH LINE INC /DE/
filed 2002-10-02
CIK 886137

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended August 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                 .

Commission File number 0-20184

The Finish Line, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-1537210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

3308 North Mitthoeffer Road Indianapolis, Indiana 46235
(Address of principal executive offices) (zip code)

317-899-1022
(Registrant’s telephone number, including area code)

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

Yes  ☒    No ☐

Shares of common stock outstanding at September 27, 2002:

Class A	19,662,720
Class B	4,347,810

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 31, 2002	March 2, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$82,234	$74,510
Marketable securities	1,252	3,343
Accounts receivable	6,733	2,221
Merchandise inventories	160,078	141,878
Other	10,199	7,673

Total current assets	260,496	229,625
Property and Equipment:
Land	315	315
Building	11,170	10,767
Leasehold improvements	101,455	97,724
Furniture, fixtures, and equipment	49,069	45,685
Construction in progress	3,688	2,801

	165,697	157,292
Less accumulated depreciation	72,995	66,554

	92,702	90,738
Other Assets:
Deferred income taxes	8,724	7,984

Total assets	$361,922	$328,347

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 31, 2002	March 2, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$69,517	$50,908
Employee compensation	7,666	7,768
Accrued property and sales tax	5,501	4,036
Deferred income taxes	3,727	2,922
Other liabilities and accrued expenses	8,646	10,145

Total current liabilities	95,057	75,779
Long-term deferred rent payments	8,854	8,614

Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value
Class A:
Shares authorized—30,000
Shares issued (August 31, 2002—22,048; March 2, 2002—22,045)
Shares outstanding (August 31, 2002—20,045 March 2, 2002—19,961)	220	220
Class B:
Shares authorized—12,000
Shares issued and outstanding (August 31, 2002—4,348; March 2, 2002—4,351)	44	44
Additional paid-in capital	124,078	123,559
Retained earnings	149,484	136,705
Accumulated other comprehensive income	9	22
Treasury stock (August 31, 2002—2,002; March 2, 2002—2,084)	(15,824)	(16,596)

Total stockholders’ equity	258,011	243,954

Total liabilities and stockholders’ equity	$361,922	$328,347

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
Net sales	$204,280	$196,776	$374,856	$357,601
Cost of sales (including occupancy expense)	143,634	137,922	265,632	258,292

Gross profit	60,646	58,854	109,224	99,309
Selling, general, and administrative expenses	47,515	43,494	90,604	83,290
Repositioning charge reversal	(1,126)	—	(1,126)	(660)

Operating income	14,257	15,360	19,746	16,679
Interest income—net	189	458	537	938

Income before income taxes	14,446	15,818	20,283	17,617
Provision for income taxes	5,345	5,694	7,505	6,342

Net income	$9,101	$10,124	12,778	$11,275

Basic earnings per share	$.37	$.41	$.52	$.46

Basic weighted average shares	24,481	24,400	24,444	24,421

Diluted earnings per share	$.37	$.41	$.51	$.46

Diluted weighted average shares	24,896	24,777	24,941	24,716

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)—(Unaudited)

	Twenty-Six Weeks Ended
	August 31, 2002	September 1, 2001
Operating Activities:
Net Income	$12,778	$11,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,513	8,205
Repositioning charge reversal	(1,126)	(660)
Deferred income taxes	65	2,797
Loss on disposal of property and equipment	448	4
Changes in operating assets and liabilities:
Accounts receivable	(4,512)	(5,592)
Merchandise inventories	(18,200)	(1,071)
Other current assets	(2,526)	(1,592)
Accounts payable	18,609	25,385
Employee compensation	(102)	(2,231)
Other current liabilities and accrued expenses	1,092	2,840
Deferred rent payments	240	590

Net cash provided by operating activities	15,279	39,950

Investing Activities:
Purchases of property and equipment	(10,951)	(7,055)
Proceeds from disposal of property and equipment	26	966
Proceeds from maturity of available-for-sale marketable securities	2,071	1,018
Proceeds from sale of available-for-sale marketable securities	8	—

Net cash used in investing activities	(8,846)	(5,071)

Financing Activities:
Proceeds and tax benefits from exercise of stock options	2,155	383
Common stock repurchased	(864)	(626)

Net cash provided by (used in) financing activities	1,291	(243)

Net increase in cash and cash equivalents	7,724	34,636
Cash and cash equivalents at beginning of period	74,510	45,422

Cash and cash equivalents at end of period	$82,234	$80,058

See accompanying notes

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of The Finish Line, Inc. and its wholly-owned subsidiaries Spike’s Holding, Inc. and Finish Line Transportation Co., Inc. (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.

The Company has experienced, and expects to continue to experience, significant variability in sales and net income from quarter to quarter. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Except for the historical information contained herein, the matters discussed in this filing are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, the availability of products, management of growth, and the other risks detailed in this quarterly report and the Company’s other Securities and Exchange Commission filings.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 2, 2002.

Throughout this document, the terms “fiscal 2003” and “fiscal 2004” refer to the Company’s fiscal years which ends March 1, 2003 and February 28, 2004, respectively.

2.    Repositioning Reserves

In the 4th quarter of fiscal 2001 the Company approved a repositioning plan and recorded a pre-tax non-recurring charge totaling $19,809,000. Those charges included inventory markdowns, lease buyouts and asset impairment charges for 17 planned store closings, and asset impairment charges for 14 identified under-performing stores.

At March 2, 2002 the Company had a remaining lease obligation reserve balance of $1,369,000 related to the repositioning plan. The Company made payments of $243,000 against the lease obligation reserve in the first quarter. The remaining $1,126,000 lease obligation reserve, which related to one store, was reversed and taken into income as a change in estimate during the second quarter of fiscal 2003. Management made the determination to keep the store open based on its recent positive operating performance.

3.    Subsequent Event

On September 20, 2002, the Company’s corporate office and distribution center located in Indianapolis, Indiana were damaged by a tornado. The distribution center sustained the majority of damage while the corporate offices, which are connected to the facility, suffered only minor damage. The Company has leased temporary storage warehouse space in a nearby location while operating the usable space of the existing distribution center. On September 25, 2002, the Company recommenced receiving merchandise from vendors and began shipping from the existing distribution center to the Company’s retail stores. A significant amount of inventory stored in the distribution center and allocated for the remaining 17 new stores scheduled for opening in the third quarter was damaged by the tornado. The Company may delay the opening of these 17 new stores if this damaged inventory cannot be replenished by vendors on a timely basis.

The Company maintains comprehensive property insurance to cover physical damage to the facility and its contents including inventory, as well as coverage for loss of business and extra expenses as a result of this event. While management is still evaluating the extent of the damage, it currently believes the Company’s insurance coverage and comprehensive contingency plan will mitigate the economic impact of the tornado damage.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this filing regard matters that are not historical facts and are forward looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Because such forward looking statements contain risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to: changing consumer preferences; the Company’s inability to successfully market its footwear, apparel, accessories and other merchandise; price, product and other competition from other retailers (including internet and direct manufacturer sales); the unavailability of products; the inability to locate and obtain favorable lease terms for the Company’s stores; the loss of key employees, general economic conditions and adverse factors impacting the retail athletic industry; management of growth; potential strike by the longshoreman’s union against the Pacific Maritime Association; the inability of the Company to recover from the impact of the recent tornado (including the inability of the Company to recover under the Company’s various insurance policies); and the other risks detailed in the Company’s Securities and Exchange Commission filings. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below. The following discussion and analysis should be read in conjunction with the unaudited Financial Statements included elsewhere herein.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 31, 2002	September 1, 2001	August 31, 2002	September 1, 2001
	(Unaudited)		(Unaudited)
Income Statement Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy expenses)	70.3	70.1	70.9	72.2

Gross profit	29.7	29.9	29.1	27.8
Selling, general and administrative expenses	23.3	22.1	24.1	23.3
Repositioning charge reversal	(.6)	—	(.3)	(.2)

Operating income	7.0	7.8	5.3	4.7
Interest income—net	.1	.2	.1	.3

Income before income taxes	7.1	8.0	5.4	5.0
Provision for income taxes	2.6	2.9	2.0	1.8

Net income	4.5%	5.1%	3.4%	3.2%

Thirteen Weeks Ended August 31, 2002 Compared to Thirteen Weeks Ended September 1, 2001

Net sales increased 3.8% to $204.3 million for the thirteen weeks ended August 31, 2002 from $196.8 million for the thirteen weeks ended September 1, 2001. This increase in net sales was primarily attributable to an increase in the number of stores in operation along with a comparable store sales gain. As of August 31, 2002, the number of stores in operation increased 3.1% to 459 from 445 at September 1, 2001. During the thirteen weeks ended August 31, 2002, the Company’s comparable store sales increased .6% compared to the same period in the prior year. Comparable net footwear sales for the thirteen weeks ended August 31, 2002 decreased approximately 2.4%, while comparable net activewear and accessories sales for the comparable period increased approximately 17.5%.

Gross profit for the thirteen weeks ended August 31, 2002 was $60.6 million, an increase of $1.8 million over the thirteen weeks ended September 1, 2001. During this same period, gross profit decreased to 29.7% of net sales versus 29.9% for the prior year. Of this .2% decrease, .6% was due to decreased margin for products sold which was partially offset by a .1% decrease in occupancy costs as a percentage of net sales and a .3% improvement in inventory shrink as a percentage of net sales.

Selling, general and administrative expenses increased $4.0 million (9.2%) to $47.5 million (23.3% of net sales) for the thirteen weeks ended August 31, 2002 from $43.5 million (22.1% of net sales) for the thirteen weeks ended September 1, 2001. This dollar increase was primarily attributable to the operating costs related to 14 additional stores at August 31, 2002 versus September 1, 2001 along with increased marketing costs associated with the Company’s branding campaign. In addition, labor costs, which increased as a percentage of net sales due to decreased comparable store sales in July and August, along with increased freight costs each contributed to the increase in selling general and administrative expenses as a percent to total sales.

Net interest income was $189,000 (.1% of net sales) for the thirteen weeks ended August 31, 2002, compared to net interest income of $458,000 (.2% of net sales) for the thirteen weeks ended September 1, 2001, a decrease of $269,000. This decrease was the result of decreased interest rates for invested cash balances for the thirteen weeks ended August 31, 2002 compared to the same period of the prior year.

In connection with the repositioning plan, the Company established a reserve for future lease payments for store closures of $3.8 million which was included in accrued expenses at March 3, 2001. The accrued expense was reduced $2.4 million in fiscal 2002 which represented payments of $434,000 and a decrease in the expected future lease store closure obligation of $2.0 million, which reserve was reversed and taken into income as a change in estimate. The accrued expense was further reduced by payments of $243,000 in the quarter ended June 1, 2002. The remaining reserve of $1.1 million was reversed into income as a change in estimate in the quarter ended August 31, 2002, as management made the determination to keep the store open based on its recent positive operating performance.

The Company’s provision for income taxes decreased $349,000 for the thirteen weeks ended August 31, 2002. The decrease is due to the decreased level of income before income taxes for the thirteen weeks ended August 31, 2002, partially offset by an increase in the effective tax rate to 37.0% for the thirteen weeks ended August 31, 2002 from 36.0% for the thirteen weeks ended September 1, 2001.

Net income decreased 10.1% to $9.1 million for the thirteen weeks ended August 31, 2002 compared to $10.1 million for the thirteen weeks ended September 1, 2001. Diluted net income per share decreased 9.8% to $.37 for the thirteen weeks ended August 31, 2002 compared to diluted net income per share of $.41 for the thirteen weeks ended September 1, 2001. Diluted net income per share would have been $.34 for the thirteen weeks ended August 31, 2002 if the Company had not reversed the remaining portion of the repositioning reserve. Diluted weighted average shares outstanding were 24,896,000 and 24,777,000 for the thirteen weeks ended August 31, 2002 and September 1, 2001, respectively.

Twenty-Six Weeks Ended August 31, 2002 Compared to Twenty-Six Weeks Ended September 1, 2001

Net sales increased 4.8% ($17.3 million) to $374.9 million for the twenty-six weeks ended August 31, 2002 from $357.6 million for the twenty-six weeks ended September 1, 2001. Of this increase, $7.4 million was attributable to a 3.2% increase in the number of stores open (24 stores opened less 10 stores closed) during the period from 445 at September 1, 2001 to 459 at August 31, 2002. The balance of the increase was due to a $4.9 million increase in net sales from the 17 stores open only part of the twenty-six week period last year, along with a comparable store sales increase of 1.8% for the twenty-six weeks ended August 31, 2002. Comparable net footwear sales for the twenty-six weeks ended August 31, 2002 increased approximately .1% while comparable net activewear and accessory sales increased approximately 11.4%.

Gross profit for the twenty-six weeks ended August 31, 2002 was $109.2 million, an increase of $9.9 million over the twenty-six weeks ended September 1, 2001. Gross profit was 29.1% of net sales for the twenty-six weeks ended August 31, 2002 compared to 27.8% of net sales for the twenty-six weeks ended September 1, 2001. Of this 1.3% increase, 1.0% was due to an increase in margin for products sold. In addition, occupancy costs decreased .1% as a percentage of net sales and inventory shrink improved .2% as a percentage of net sales. The product margin was negatively effected in the prior year as the Company liquidated aged product at lower margins in conjunction with the repositioning plan and recorded a charge of $502,000 to cost of sales in the prior year representing additional inventory writedowns associated with the repositioning plan.

Selling, general and administrative expenses increased $7.3 million (8.8%) to $90.6 million (24.1% of net sales) for the twenty-six weeks ended August 31, 2002 from $83.3 million (23.3% of net sales) for the twenty-six weeks ended September 1, 2001. This dollar increase was primarily attributable to the operating costs related to operating 14 additional stores at August 31, 2002 versus September 1, 2001. The increase as a percentage of sales was driven by higher marketing costs associated with the Company’s branding campaign and higher labor costs.

In connection with the repositioning plan, the Company established a reserve for future lease payments for store closures of $3.8 million which was included in accrued expenses at March 3, 2001. The accrued expense was reduced $1.3 million in the twenty-six weeks ended August 31, 2002 which represented payments of $243,000 and a decrease in the expected future lease store closure obligation of $1.1 million, which was reversed and taken into income as a change in estimate.

Net interest income was $537,000 (.1% of net sales) for the twenty-six weeks ended August 31, 2002, compared to net interest income of $938,000 (.3% of net sales) for the twenty-six weeks ended September 1, 2001, a decrease of $401,000. This decrease was the result of decreased interest rates for the invested cash balances for the comparable periods.

The Company’s provision for federal and state income taxes increased $1.2 million to $7.5 million for the twenty-six weeks ended August 31, 2002 from $6.3 million for the twenty-six weeks ended August 31, 2002. The increase is due to the increased level of income before income taxes for the twenty-six weeks ended August 31, 2002 along with an increase in the effective tax rate to 37.0% for the twenty-six weeks ended August 31, 2002 from 36.0% for the twenty-six weeks ended September 1, 2001.

Net income increased 13.3% to $12.8 million for the twenty-six weeks ended August 31, 2002 compared to $11.3 million for the twenty-six weeks ended September 1, 2001. Diluted net income per share increased 10.9% to $.51 for the twenty-six weeks ended August 31, 2002 compared to diluted net income per share of $.46 for the twenty six weeks ended September 1, 2001. Diluted weighted average shares outstanding were 24,941,000 and 24,716,000, for the periods ended August 31, 2002 and September 1, 2001, respectively.

Liquidity and Capital Resources

The Company generated cash of $15.3 million from its operating activities during the twenty-six weeks ended August 31, 2002 as compared to $39.9 million during the twenty-six weeks ended September 1, 2001.

The Company had a net use of cash from its investing activities of $8.8 million and $5.1 million for the twenty-six weeks ended August 31, 2002 and September 1, 2001, respectively. In fiscal 2003, $11.0 million was used primarily for construction of new stores and remodeling of existing stores. This amount was partially offset by $2.1 million in net maturities of marketable securities.

Merchandise inventories were $160.1 million at August 31, 2002 compared to $141.9 million at March 2, 2002 and $146.6 million at September 1, 2001. On a per square foot basis, merchandise inventories at August 31, 2002 increased 6.5% compared to September 1, 2001.

The Company’s working capital was $165.4 million at August 31, 2002, an increase of $11.6 million from $153.8 million at March 2, 2002.

At August 31, 2002 the Company had cash and cash equivalents of $82.2 million, marketable securities of $1.3 million and no interest bearing debt. Cash equivalents are primarily invested in taxable instruments with maturities of one to twenty-eight days. Marketable securities range in maturity from 90 days to one year and are primarily invested in tax exempt municipal obligations. Marketable securities are classified as available-for-sale and are available to support current operations.

The Company amended its existing revolving line of credit effective August 9, 2002. The amendment extended the term to September 20, 2005, reduced the available credit to $50,000,000 and adjusted certain restrictive covenants. At August 31, 2002 the Company had no borrowings under the line and is in compliance with all restrictive covenants.

In fiscal 2003, the Company plans to open a total of 38 stores, remodel 13 existing stores and close 5 to 10 stores. In fiscal 2004, the Company plans to open a total of 45 new stores,while remodeling 10 to 20 existing stores and closing 5 to 7 stores. In addition, as previously announced, the Company has initiated plans to expand the existing corporate office and distribution center in Indianapolis with an addition of 275,000 square feet at an estimated cost of $15-$18 million. However, due to the impact of the recent tornado, management has not determined as of the date of this quarterly report when the expansion will commence. The Company believes that it can continue its current store growth plans through fiscal 2004 with the existing distribution center and additional temporary warehouse space until the distribution center expansion project can be completed. The Company now expects capital expenditures for fiscal 2003 to approximate an aggregate of $25-$30 million, of which approximately $11.0 million has been spent to date. Management believes that cash and marketable securities on hand, operating cash flow and the Company’s existing $50,000,000 bank facility will provide sufficient capital to complete the Company’s fiscal 2003 store expansion program and to satisfy the Company’s other capital requirements through fiscal 2003.

Item 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out is evaluation.

PART II—OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

None.

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2002 Annual Meeting of Stockholders was held on July 18, 2002.

(b)
The following directors were elected to serve until the 2003 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 15,464,044 shares (1 vote per share) of Class A common stock and the 4,350,810 shares (10 votes per share) of Class B common stock represented at the meeting, the directors were elected by the following votes:

	Number Of Votes Received
Name	For	Against
Alan H. Cohen	55,016,338	3,956,806
David I. Klapper	55,016,338	3,956,806
Larry J. Sablosky	55,016,338	3,956,806
Jonathan K. Layne	58,860,132	113,012
Jeffrey H. Smulyan	58,860,132	113,012
Stephen Goldsmith	58,860,132	113,012
Bill Kirkendall	58,860,132	113,012

(c)	The 2002 Stock Incentive Plan of The Finish Line, Inc. was approved and adopted by the stockholders by the following vote:

For	Against	Abstain
47,137,589	7,758,268	543,709

ITEM 5:    OTHER INFORMATION

None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits

10.33	Second Amendment to Credit Agreement among The Finish Line, Inc., The Lenders Signatory Thereto and National City Bank of Indiana as Agent, dated August 9, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

There were no reports filed on Form 8-K during the thirteen week period ended August 31, 2002; however, the Company filed a report on Form 8-K on September 24, 2002 with respect to a press release issued by the Company on September 21, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

By:	/s/ KEVIN S. WAMPLER
Kevin S. Wampler Senior Vice President — Chief Accounting Officer and Assistant Secretary
Date: October 1, 2002

I, Alan H. Cohen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Finish Line, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 1, 2002

By:	/s/ ALAN H. COHEN
Alan H. Cohen President and Chief Executive Officer

I, Steven J. Schneider, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Finish Line, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 1, 2002

By:	/s/ STEVEN J. SCHNEIDER
Steven J. Schneider Executive Vice President, COO and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.33	Second Amendment to Credit Agreement among The Finish Line, Inc., The Lenders Signatory Thereto and National City Bank of Indiana as Agent, dated August 9, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.