Form 10-Q
period 2002-11-30
FINISH LINE INC /DE/
filed 2003-01-09
CIK 886137

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended November 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File number 0-20184

The Finish Line, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-1537210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

3308 North Mitthoeffer Road, Indianapolis, Indiana 46235
(Address of principal executive offices)(zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No  ☐

Shares of common stock outstanding at January 3, 2003:

Class A             18,683,620

Class B               4,347,810

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 30, 2002	December 1, 2001	March 2, 2002
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,977	$30,406	$74,510
Marketable securities	745	5,500	3,343
Accounts receivable	9,035	6,332	2,221
Merchandise inventories	180,856	167,094	141,878
Income taxes recoverable	6,395	3,927	—
Other	11,753	11,064	7,673

Total current assets	245,761	224,323	229,625

PROPERTY AND EQUIPMENT:
Land	315	315	315
Building	8,730	10,578	10,767
Leasehold improvements	106,881	96,789	97,724
Furniture, fixtures, and equipment	53,425	45,309	45,685
Construction in progress	1,242	1,736	2,801

	170,593	154,727	157,292
Less accumulated depreciation	75,847	62,889	66,554

	94,746	91,838	90,738

OTHER ASSETS:
Deferred income taxes	6,916	7,603	7,984

Total assets	$347,423	$323,764	$328,347

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 30, 2002	December 1, 2001	March 2, 2002
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,419	$58,571	$50,908
Employee compensation	7,456	5,568	7,768
Accrued property and sales tax	3,755	4,071	4,036
Deferred income taxes	4,785	6,214	2,922
Other liabilities and accrued expenses	6,354	7,817	10,145

Total current liabilities	94,769	82,241	75,779

Long-term deferred rent payments	8,874	8,324	8,614

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—30,000
Shares issued—(November 30, 2002 – 18,684; December 1, 2001 – 21,998; March 2, 2002 – 22,045)
Shares outstanding—(November 30, 2002 – 22,048; December 1, 2001–19,754; March 2, 2002 – 19,961)	220	220	220
Class B:
Shares authorized—12,000
Shares issued and outstanding—(November 30, 2002 – 4,348 ; December 1, 2001 – 4,362; March 2, 2002 – 4,351)	44	44	44
Additional paid-in capital	124,142	123,265	123,559
Retained earnings	146,327	127,712	136,705
Accumulated other comprehensive income	6	23	22
Treasury stock—(November 30, 2002 –3,364; December 1, 2001– 2,244; March 2, 2002 – 2,084)	(26,959)	(18,065)	(16,596)

Total stockholders’ equity	243,780	233,199	243,954

Total liabilities and stockholders’ equity	$347,423	$323,764	$328,347

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty–Nine Weeks Ended
	November 30, 2002	December 1, 2001	November 30, 2002	December 1, 2001
Net sales	$147,877	$142,266	$522,733	$499,867
Cost of sales (including occupancy expenses)	112,271	107,297	377,903	365,589

Gross profit	35,606	34,969	144,830	134,278

Selling, general, and administrative expenses	40,752	38,748	131,356	122,038
Repositioning charge reversal	—	(549)	(1,126)	(1,209)

Operating income (loss)	(5,146)	(3,230)	14,600	13,449
Interest income—net	137	387	674	1,325

Income (loss) before income taxes	(5,009)	(2,843)	15,274	14,774
Provision (benefit) for income taxes	(1,853)	(1,023)	5,652	5,319

Net income (loss)	$(3,156)	$(1,820)	$9,622	$9,455

Basic net income (loss) per share	$(.13)	$(.08)	$.40	$.39

Basic weighted average shares	23,443	24,173	24,110	24,339

Diluted net income (loss) per share	$(.13)	$(.07)	$.39	$.38

Diluted weighted average shares	23,659	24,549	24,514	24,660

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 30, 2002	December 1, 2001
OPERATING ACTIVITIES:
Net Income	$9,622	$9,455
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,812	12,178
Repositioning charge reversal	(1,126)	(1,209)
Deferred income taxes	2,931	3,945
Loss on destruction of property and equipment in a tornado	1,960	—
Loss (gain) on disposal of property and equipment	536	(7)
Accounts receivable	(6,814)	(2,856)
Merchandise inventories	(38,978)	(21,591)
Other current assets	(4,080)	(3,831)
Accounts payable	21,511	5,121
Employee compensation	(312)	(1,072)
Accrued income taxes recoverable	(6,395)	(6,849)
Other liabilities and accrued expenses	(2,946)	2,058
Deferred rent payments	260	710

Net cash used in operating activities	(11,019)	(3,498)

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,447)	(10,515)
Proceeds from disposal of property and equipment	131	980
Proceeds from sale of available-for-sale marketable securities	11	—
Proceeds from maturity of available for sale of marketable securities	2,572	1,031

Net cash used in investing activities	(16,733)	(8,504)

FINANCING ACTIVITIES:
Proceeds and tax benefits from exercise of stock options	2,218	517
Common stock repurchased	(11,999)	(3,531)

Net cash used in financing activities	(9,781)	(3,014)

Net decrease in cash and cash equivalents	(37,533)	(15,016)
Cash and cash equivalents at beginning of period	74,510	45,422

Cash and cash equivalents at end of period	$36,977	$30,406

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

Except for the historical information contained herein, the matters discussed in this filing are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, product demand and market acceptance risks (including market acceptance of the Company’s new merchandising strategies undertaken by the new apparel buying team), the effect of economic conditions, the effect of competitive products and pricing, the availability of products, management of growth, and the other risks detailed in the Company’s Securities and Exchange Commission filings.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 2, 2002.

Throughout this document, the terms “fiscal 2003” and “fiscal 2004” refer to the Company’s fiscal years which end March 1, 2003 and February 28, 2004, respectively.

2.    Repositioning Reserves

In the 4th quarter of fiscal 2001 the Company approved a repositioning plan and recorded a pre-tax non-recurring charge totaling $19,809,000. Those charges included inventory markdowns, lease buyouts and asset impairment charges for 17 planned store closings, and asset impairment charges for 14 identified under-performing stores.

At March 2, 2002 the Company had a remaining lease obligation reserve balance of $1,369,000 related to the repositioning plan. The Company made payments of $243,000 against the lease obligation reserve in the first quarter of fiscal 2003. The remaining $1,126,000 lease obligation reserve, which related to one store, was reversed and taken into income as a change in estimate during the second quarter of fiscal 2003. Management made the determination to keep the store open based on its recent positive operating performance.

3.    Purchase of Treasury Stock

During the quarter ended November 30, 2002, the Company purchased 1,361,500 shares of its Class A Common Stock in the open market at an average price of $8.18 per share for an aggregate amount of $11,135,000. To date in fiscal 2003, the Company has purchased 1,458,900 shares of its Class A Common Stock in the open market at an average price of $8.22 per share for an aggregate amount of $11,999,000. The Company has purchased 1,861,600 shares of Class A Stock out of the 2.5 million shares authorized by the Board of Directors under the current repurchase plan. The treasury shares may be issued upon exercise of employee stock options or for other corporate purposes.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Infrequent Event

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

A significant amount of inventory stored in the distribution center that had been allocated for the remaining 17 new stores scheduled for opening in the third quarter was damaged by the tornado. The Company delayed the opening of several of these 17 new stores as it worked with vendors to replenish the damaged inventory but the Company was able to open all of these stores prior to the end of the third quarter.

The Company maintains comprehensive property insurance to cover physical damage to the facility (at replacement value) and its contents, including inventory (at retail value), as well as coverage for loss of business and extra expenses incurred as a result of an insured event. The Company believes its insurance coverage and the implementation of its comprehensive contingency plan will mitigate the direct economic impact of the tornado damage.

As a result of damages caused by the tornado, the Company recorded the following as of and for the quarter ended November 30, 2002:

Cost of inventory destroyed	$7,366
Restoration, clean up and debris removal costs	2,327
Write off of property and equipment destroyed	1,960

Total costs	11,653
Insurance proceeds received	(10,500)
Insurance receivable recorded	(1,960)

Deferred revenue recorded	$(807)

Additional proceeds are expected to be received for the destroyed inventory when the insured retail value is agreed to by the insurance company. Any such additional receipts will be recorded as income when agreed to or paid by the insurance company. The excess amount of $807,000 received has been recorded as deferred revenue and classified as part of the other liabilities until additional expenditures are incurred with respect to the restoration, clean up and debris removal of the facility.

The property and equipment destroyed is insured at replacement cost. The Company has recorded a receivable from the insurance company equal to the net book value of the property and equipment damaged and will record additional proceeds for replacement cost when agreed to or paid by the insurance company. No funds have been received or settlement agreed to with respect to any losses for business interruption.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and assumptions contained in this filing that do not directly and exclusively relate to historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Because such forward-looking statements contain risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to: changing consumer preferences; the Company’s inability to successfully market its footwear, apparel, accessories and other merchandise; price, product and other competition from other retailers (including internet and direct manufacturer sales); the unavailability of products; the inability to locate and obtain favorable lease terms for the Company’s stores; the loss of key employees, general economic conditions and adverse factors impacting the retail athletic industry; management of growth; the inability of the Company to recover from the impact of the recent tornado (including the inability of the Company to recover under the Company’s various insurance policies); and the other risks detailed in the Company’s Securities and Exchange Commission filings. The Company undertakes no obligation to update or to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below. The following discussion and analysis should be read in conjunction with the unaudited Financial Statements included elsewhere herein.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2002	December 1, 2001	November 30, 2002	December 1, 2001

Income Statement Data: (Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	75.9	75.4	72.3	73.1

Gross profit	24.1	24.6	27.7	26.9
Selling, general and administrative expenses	27.6	27.3	25.1	24.4
Repositioning charge reversal	—	(.4)	(.2)	(.2)

Operating income (loss)	(3.5)	(2.3)	2.8	2.7
Interest income-net	.1	.3	.1	.3

Income (loss) before income taxes	(3.4)	(2.0)	2.9	3.0
Provision (benefit) for income taxes	(1.3)	(.7)	1.1	1.1

Net income (loss)	(2.1)%	(1.3)%	1.8%	1.9%

Thirteen Weeks Ended November 30, 2002 Compared to Thirteen Weeks Ended December 1, 2001

Net sales increased 3.9% to $147.9 million for the thirteen weeks ended November 30, 2002 from $142.3 million for the thirteen weeks ended December 1, 2001. This increase in net sales was primarily attributable to net sales from new stores. As of November 30, 2002, the number of stores in operation increased 5.9% to 481 from 454 at December 1, 2001. During the thirteen weeks ended November 30, 2002, the Company’s comparable store sales decreased 1.0% compared to the same period in the prior year. Comparable footwear net sales for the thirteen weeks ended November 30, 2002¸ decreased approximately 5.8% versus the thirteen weeks ended December 1, 2001. Comparable activewear and accessories net sales increased approximately 18.3% for the comparable period. Net sales per square foot decreased to $52 from $53 for the same thirteen week period of the prior year.

Gross profit for the thirteen weeks ended November 30, 2002 was $35.6 million an increase of $637,000 over the thirteen weeks ended December 1, 2001. During this same period, gross profit decreased to 24.1% of net sales versus 24.6% for the prior year. Of this .5% decrease, .2% was due to a decrease in margin for product sold and .7% was due to an increase in occupancy costs as a percentage of net sales, which were partially offset by a .4% improvement in inventory shrink.

Selling, general and administrative expenses increased $2.1 million (5.2%) to $40.8 million (27.6% of net sales) for the thirteen weeks ended November 30, 2002 from $38.7 million (27.3% of net sales) for the thirteen weeks ended December 1, 2001. This dollar increase was primarily attributable to the operating costs related to operating 27 additional stores at November 30, 2002 versus December 1, 2001. The increase as a percentage of sales is primarily attributable to increases in freight costs.

Net interest income was $137,000 (.1% of net sales) for the thirteen weeks ended November 30, 2002, compared to net interest income of $387,000 (.3% of net sales) for the thirteen weeks ended December 1, 2001, a decrease of $250,000. This decrease was the result of decreased interest rates for invested cash balances for the thirteen weeks ended November 30, 2002 compared to the same period of the prior year.

The Company had a benefit for income taxes of $1.9 million for the thirteen weeks ended November 30, 2002, as compared to a benefit for income taxes of $1.0 million for the thirteen weeks ended December 1, 2001. The increase is due to the increased level of loss before income taxes for the thirteen weeks ended November 30, 2002, and an increase in the effective tax rate to 37.0% for the thirteen weeks ended November 30, 2002 from 36.0% for the thirteen weeks ended December 1, 2001.

Net loss increased 73.4% to $3.2 million for the thirteen weeks ended November 30, 2002 compared to $1.8 million for the thirteen weeks ended December 1, 2001. Diluted net loss per share was $.13 for the thirteen weeks ended November 30, 2002 compared to diluted net loss per share of $.07 for the thirteen weeks ended December 1, 2001. Diluted weighted average shares outstanding were 23,659,000 and 24,549,000 for the thirteen weeks ended November 30, 2002 and December 1, 2001, respectively. The decrease in weighted average shares outstanding was the result of the implementation of Company’s stock repurchase plan.

Thirty-Nine Weeks Ended 11/30/02 Compared to Thirty-Nine Weeks Ended 12/01/01

Net sales increased 4.6% ($22.8 million) to $522.7 million for the thirty-nine weeks ended November 30, 2002 from $499.9 million for the thirty-nine weeks ended December 1, 2001. Of this increase, $4.4 million was attributable to a 5.9% increase in the number of stores open (37 stores opened less 10 stores closed) during the period from 454 at December 1, 2001 to 481 at November 30, 2002. The balance of the increase was attributable to a $13.8 million increase in net sales from the existing stores open only part of the first thirty-nine weeks of last year along with a comparable store net sales increase of 1.0% for the thirty-nine weeks ended November 30, 2002. Comparable footwear net sales for the thirty-nine weeks ended November 30, 2002, decreased approximately 1.5%. Comparable activewear and accessories net sales increased approximately 13.7% for the comparable period. Net sales per square foot increased to $189 from $188 for the same period of the prior year.

Gross profit for the thirty-nine weeks ended November 30, 2002 was $144.8 million, an increase of $10.6 million over the thirty-nine weeks ended December 1, 2001. During this same period gross profit increased to 27.7% of net sales versus 26.9% for the prior year. Of this .8% increase, .7% was due to an increase in margin for product sold. The balance of the increase was due to a .2% improvement in inventory shrink, which was partially offset by a .1% increase in occupancy costs as a percentage of net sales. The product margin was negatively effected in the prior year as the Company liquidated aged product at lower margins in conjunction with the repositioning plan and recorded a charge of $502,000 to cost of sales in the prior year representing additional inventory writedowns associated with the repositioning plan.

Selling, general and administrative expenses increased $9.4 million (7.6%) to $131.4 million (25.1% of net sales) for the thirty-nine weeks ended November 30, 2002 from $122.0 million (24.4% of net sales) for the thirty-nine weeks ended December 1, 2001. This dollar increase was primarily attributable to the operating costs related to operating 27 additional stores at November 30, 2002 versus December 1, 2001. The increase as a percentage of sales was driven by higher freight costs and higher marketing costs associated with the Company’s branding campaign.

The remaining accrued repositioning plan expense (which was included in accrued expenses as of March 1, 2002 and which related to future lease payments remaining at March 1, 2002 of $1.3 million) was reduced in the thirty-nine weeks ended November 30, 2002 by payments of $243,000 and a decrease in the expected future lease store closure obligation of $1.1 million, which was reversed and taken back into income as a change in estimate in fiscal 2003 after Management made the determination to keep the store to which the reserve related open based on its recent positive operating performance. In fiscal 2002 the accrued repositioning plan expense was reduced $1.5 million in the thirty-nine weeks ended December 1, 2001, which represented payments of $309,000 and a decrease in the expected future lease store closure obligation of $1.2 million, which was taken back into income as a change in estimate as a result of the successful negotiation of lease termination costs relating to the closing of five stores.

Net interest income was $674,000 (.1% of net sales) for the thirty-nine weeks ended November 30, 2002, compared to net interest income of $1.3 million (.3% of net sales) for the thirty-nine weeks ended December 1, 2001, a decrease of $651,000. This decrease was the result of decreased interest rates for the invested cash balances for the comparable periods.

The Company’s provision for federal and state income taxes was $5.7 million for the thirty-nine weeks ended November 30, 2002 compared to $5.3 million for the thirty-nine weeks ended December 1, 2001. The provision was affected by the increased level in income before income taxes for the thirty-nine weeks ended November 30, 2002, along with an increase in the effective tax rate to 37.0% for the thirty-nine weeks ended November 30, 2002 from 36.0% for the thirty-nine weeks ended December 1, 2001.

Net income increased 1.8% to $9.6 million for the thirty-nine weeks ended November 30, 2002 compared to $9.5 million for the thirty-nine weeks ended December 1, 2001. Diluted net income per share increased 2.6% to $.39 for the thirty-nine weeks ended November 30, 2002 compared to diluted net income per share of $.38 for the thirty-nine weeks ended December 1, 2001. Diluted weighted average shares outstanding were 24,514,000 and 24,660,000 for the periods ended November 30, 2002 and December 1, 2001, respectively. The decrease in weighted average shares outstanding was the result of the Company’s stock repurchase plan, which was partially offset by the exercise of Company stock options.

Liquidity and Capital Resources

The Company had a net use of cash of $11.0 million from its operating activities during the thirty-nine weeks ended November 30, 2002 as compared to a net use of cash from its operating activities of $3.5 million during the thirty-nine weeks ended December 1, 2001.

The Company had a net use of cash from its investing activities of $16.7 million and $8.5 million for the thirty-nine week periods ended November 30, 2002 and December 1, 2001, respectively. Of the $16.7 million used in fiscal 2003, $19.4 million was used for new store construction and remodeling of existing stores, which was partially offset by $2.6 million in net maturities and proceeds from marketable securities.

At November 30, 2002 the Company had cash equivalents of $37.0 million, marketable securities of $745,000 and no interest bearing debt. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. Marketable securities range in maturity from 90 days to two years from date of purchase and are primarily invested in tax exempt municipal obligations. Marketable securities are classified as available-for-sale and are available to support current operations.

The Company had working capital of $151.0 million at November 30, 2002, a decrease of $2.8 million from the working capital of $153.8 million at March 2, 2002.

Merchandise inventories were $180.9 million at November 30, 2002 compared to $141.9 million at March 2, 2002 and $167.1 million at December 1, 2001. On a per square foot basis, merchandise inventories at November 30, 2002 increased approximately 2.9% compared to December 1, 2001.

In fiscal 2003, the Company has opened a total of 37 stores, remodeled 13 existing stores and closed 5 stores. The Company does not plan to open any additional new stores for the remainder of fiscal 2003. In fiscal 2004, the Company currently plans to open a total of 45 new stores, while remodeling 15 to 20 existing stores and closing 5 to 7 existing stores. In addition, as previously announced, the Company has initiated plans to expand the existing corporate office and distribution center in Indianapolis with an addition of 275,000 square feet at an estimated cost of $17-$18 million. However, due to the impact of the September 2002 tornado, management has not determined as of the date of this quarterly report when the expansion will commence. The Company believes that it can continue its current store growth plans through fiscal 2004 with the existing distribution center and the additional temporary leased warehouse space until the distribution center expansion project can be completed. The Company now expects capital expenditures for fiscal 2003 to approximate an aggregate of $25-$30 million, including $1-$2 million related to the distribution center rebuild, which will be covered by insurance. Management believes that cash and marketable securities on hand, operating cash flow and the Company’s existing $50,000,000 bank facility will provide sufficient capital to complete the Company’s fiscal 2004 store expansion program and to satisfy the Company’s other capital requirements through fiscal 2004.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market-risk associated with interest rates as of March 2, 2002, see “Quantitative and Qualitative Disclosures about Market Risk: in the Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year then ended. For the thirty-nine weeks ended November 30, 2002, there has been no significant change in related market risk factors.

Item 4.    Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in all material respects in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. FINANCIAL INFORMATION

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
Kevin S. Wampler Senior Vice President—Chief Accounting Officer and Assistant Secretary

Date: January 8, 2003

CERTIFICATIONS

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

Date: January 8, 2003

By:	/s/ ALAN H. COHEN
President and Chief Executive Officer

I, Steven J. Schneider, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Finish Line, Inc.;

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

Date: January 8, 2003

By:	/s/ STEVEN J. SCHNEIDER
Executive Vice President, COO and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.