Form 10-K
period 2003-03-01
FINISH LINE INC /DE/
filed 2003-05-08
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 1, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 0-20184

THE FINISH LINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-1537210
(State of Incorporation)	(I.R.S. Employer ID No.)

3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235

Registrant’s telephone number, including area code: (317) 899-1022

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.01 par value

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 21, 2003 was approximately $295,992,000, which was based on the last sale price reported for such date by NASDAQ.

The number of shares of the Registrant’s Common Stock outstanding on April 21, 2003 was:

Class A Common Stock: 18,751,100

Class B Common Stock: 4,347,810

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement dated June 17, 2003 for the Annual Meeting of Stockholders to be held on July 17, 2003 (hereinafter referred to as the “2003 Proxy Statement”) are incorporated into Part III.

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K and the documents incorporated by reference contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed in the Form 10-K and the documents incorporated by reference are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: changing consumer preferences; the Company’s inability to successfully market its footwear, apparel, accessories and other merchandise; price, product and other competition from other retailers (including internet and direct manufacturer sales); the unavailability of products; potential disruption in our supply chain due to health concerns relating to severe acute respiratory syndrome or other related illness; the inability to locate and obtain favorable lease terms for the Company’s stores; the effect of terrorist actions on business activities and of the United States response to any terrorist actions; the loss of key employees; general economic conditions and adverse factors impacting the retail athletic industry; management of growth; and the other risks detailed in the Company’s Securities and Exchange Commission filings. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1—Business

General

The Finish Line, Inc. together with its wholly owned subsidiaries Spike’s Holding, Inc. and Finish Line Transportation Company, Inc. (collectively, the “Company” or “Finish Line”) is one of the largest mall-based specialty retailers of brand name athletic and lifestyle footwear, activewear and accessories in the United States. As of April 21, 2003, the Company operated 482 stores in 45 states. A Finish Line store generally carries a large selection of men’s, women’s and children’s athletic and lifestyle shoes, as well as a broad assortment of activewear and accessories. Brand names offered by the Company include Nike, adidas, Reebok, New Balance, K-Swiss, And 1, Timberland, Asics, Saucony, Converse and Skechers.

The Company attempts to distinguish itself from other athletic footwear specialty retailers through larger mall-based store formats. Finish Line stores average 5,951 square feet, and the Company’s stores opened during fiscal 2003 averaged approximately 4,800 square feet. The Company’s strategy is to create an exciting and entertaining retail environment by continually updating store designs, and to operate a larger store size, which permits greater product depth and merchandising flexibility. Since activewear and accessories potentially carry higher gross margins than footwear, Finish Line devotes a greater percentage of its sales area to these products than typical athletic footwear specialty stores. Activewear and accessories accounted for approximately 20% of the Company’s net sales in fiscal 2003.

The Company’s principal executive offices are located at 3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235, and its telephone number is (317) 899-1022.

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

Inventory Management.    The Company stresses effective replenishment and distribution to each store. The Company’s advanced information and distribution systems enable it to track inventory in each store by stockkeeping unit (SKU) on a daily basis, giving Finish Line flexibility to merchandise its products effectively. In addition, these systems allow the Company to respond promptly to changing customer preferences and to maintain optimal inventory levels in each store. The Company’s inventory management system features automatic replenishment driven by point-of-sale (POS) data capture and a highly automated distribution center, which enables Finish Line to ship merchandise to each store every third day.

Product Diversity; Broad Demographic Appeal.    Finish Line stocks its stores with a combination of the newest high profile and brand name merchandise, unique products manufactured exclusively for the Company, as well as promotional and opportunistic purchases of other brand name merchandise. Product diversity, in combination with the Company’s store formats and commitment to customer service, is intended to attract a broad demographic cross-section of customers.

Expansion Strategies

The Company’s objective is to continue its store expansion program by introducing Finish Line stores into new markets as well as increasing its visibility in previously established markets.

New Store Openings.    Since the Company’s initial public offering in June 1992, Finish Line has expanded from 104 stores to 482 stores at April 21, 2003. The Company opened 37 new stores in fiscal 2003 and intends to open approximately 50 new stores in fiscal 2004. Total square footage increased 5% in fiscal 2003 over the prior year as a result of the Company’s continued expansion.

For fiscal 2004 the Company plans to increase its total square footage open by approximately 7% to 8% (50 new stores). Almost all of this square footage growth will result from the continued emphasis on smaller traditional stores averaging approximately 4,500 to 5,000 square feet. The Company expects that its new stores will be in both new and existing geographic markets.

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

Traditional Format Concept—The Company as of April 21, 2003 operates 443 traditional format stores which are less than 10,000 square feet in size. They typically are stocked with 600-700 footwear styles and 10,000+ pairs of shoes. While the average size of all traditional concept stores is 5,185 square feet, traditional concept stores opened in fiscal 2003 averaged 4,817 square feet.

Larger Format Concept—The Company as of April 21, 2003 operates 39 larger format stores which are more than 10,000 square feet in size. They are typically stocked with 1,000-1,300 footwear styles and 20,000-30,000+ pairs of shoes. This format offers Finish Line the opportunity to establish a dominant presence in the best major malls throughout the country. The Company did not open any larger format stores during fiscal year 2003 and will continue to evaluate malls for this concept.

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

Merchandise

The following table sets forth the percentage of net sales attributable to the categories of footwear, activewear and related accessories during the periods indicated. These percentages fluctuate substantially during the different consumer buying seasons. To take advantage of this seasonality, the Company’s stores have been designed to allow for a shift in emphasis in the merchandise mix between footwear and activewear/accessory items.

	Year Ended
Category	March 1, 2003	March 2, 2002	March 3, 2001
Footwear	80%	82%	80%
Activewear/Accessories	20%	18%	20%

Total	100%	100%	100%

All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the corporate headquarters. The store manager and district manager, along with management at the Company’s headquarters, review the merchandise mix to adapt to permanent or temporary changes or trends in the marketplace.

The Company adopted a more aggressive strategy in selling aged inventory during fiscal 2001, which allowed the Company to reconfigure merchandise assortments to place greater emphasis on better performing fresher merchandise. This has lead to improved inventory turns and merchandise product margins.

Prior to fiscal 2003, the Company’s activewear/accessories sales had been negatively affected by a fashion shift away from branded athletic apparel and a transition to new merchandising strategies. As a result, activewear/accessories decreased as a percent of total sales from 32% at March 1, 1997 to 18% at March 2, 2002. During fiscal 2003, a resurgence in the licensed apparel business ended the decline in the activewear/accessories sales. The Company believes that activewear/accessories sales will represent 20-22% of total sales in fiscal 2004.

Footwear

Finish Line’s distinctive shoe walls are stocked with the latest in athletic, casual and outdoor footwear that the industry has to offer, including: Nike, adidas, Reebok, K-Swiss, New Balance, Puma, Timberland, And 1, Asics, Converse, Skechers and many others. To make shopping easier for customers, footwear is categorized into definable sections including: basketball, cross-training, running, casual and lifestyle, fitness, tennis, cleated and outdoor. Most categories are available in men’s, women’s and children’s styles.

Activewear/Accessories

Many of the same companies that supply Finish Line with quality footwear, also supply activewear, including products made by Nike, adidas and Reebok. Many vendors offer footwear, activewear and accessories in “collections”. Categories of activewear consist of jackets, caps, tops, pants, shorts, windwear, running wear, warm-ups, fleece, fitness wear and sport-casual wear. In addition, the Company carries licensed apparel and caps which has gained strength this past year. Among the accessories offered by the Company are socks, athletic bags, backpacks, sunglasses, watches and shoe-care products.

The Company’s apparel sales performed well during fiscal 2003 led by strong growth in licensed apparel. The Company believes this category will continue to grow in fiscal 2004 led by licensed apparel. The Company is also working closely with the branded apparel vendors on new initatives and continues to develop new private label product offerings to provide more competitive introductory price points in key product categories. In March 2002, the Company launched its new private brand apparel line, Finish Line Blue Label. The Finish Line Blue Label brand is targeted toward the recently defined marketing edit point of a young, college-aged consumer who is “action addicted”.

Marketing

The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes television, direct mail, consumer print, outdoor, and the internet in its marketing efforts.

The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense for fiscal 2003 and fiscal 2002 was 1.7% and 1.6% of net sales, after deducting co-op reimbursements, respectively. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multimillion dollar advertising campaigns of its key suppliers, such as Nike, adidas, and Reebok.

The Company also uses in-store contests, promotions and event sponsorships, as well as a comprehensive public relations effort to further market the Company.

Purchasing and Distribution

Finish Line’s footwear purchasing is coordinated through a centralized merchandising department under the direction of an Executive Vice President-Chief Merchandising Officer. The buying and merchandise departments are comprised of approximately 47 people. The footwear and activewear/accessories divisions consist of a Senior Vice-President-Footwear, a Vice-President-Apparel, divisional merchandise managers, multiple buyers and associate buyers. Both buying divisions are supported by a planning and merchandising division, which consists of a Vice-President-Planning, planners, merchandisers and administrative assistants.

The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 119 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 54% and 56% of total purchases in fiscal 2003 and fiscal 2002, respectively. The Company purchased approximately 79% and 78% of total merchandise in fiscal 2003 and fiscal 2002, respectively, from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

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

Nearly all of the Company’s merchandise is shipped directly from suppliers to the distribution center, where the Company processes and ships it by contract and common carriers to its stores. Each day shipments are made to one-third of the Company’s stores. In any three-week period, each store will receive five shipments. A shipment is normally received one to four days from the date that the order is filled depending on the store’s distance from the distribution center. Historically, the Company maintains approximately two-thirds of a month’s supply of merchandise at the distribution center and in turnout to the stores.

Management Information System

The Company has a computerized management information system, which includes a local area network of computers at corporate headquarters used by management to support decision-making along with PC-based POS computers at the stores. Store computers are connected via frame relay to computers at corporate headquarters. A perpetual inventory system permits corporate management to review daily each store’s inventory by department, class and SKU. This system includes an automated replenishment system that allows the Company to replace faster-selling items more quickly. Store associates are able to use the WAN and perpetual inventory system to locate and sell merchandise that can then be fulfilled from another store. Other functions in the system include accounting, distribution, inventory tracking and control.

Store Operations

The Company’s Executive Vice President—Store Operations, Senior Vice President—Store Operations and regional and district managers visit the stores regularly to review the implementation of Company plans and policies, monitor operations, and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at corporate headquarters. Each store has a store manager or co-managers that are responsible for supervision and overall operations, one or more assistant managers and additional full and part-time sales associates.

Regional, district and store managers receive a fixed salary and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All assistant store managers and sales associates are paid on an hourly basis.

Real Estate

As of April 21, 2003, Finish Line operated 482 stores in 45 states. With the exception of five strip-center stores, all Finish Line stores are located in enclosed shopping malls. The typical store format has a sales floor, which includes a try-on area, a display area where each style of footwear carried in the store is displayed by category (e.g., basketball, tennis, running), and an adjacent stock room where the footwear inventory is maintained. Sales floors in all stores represent approximately 65% to 75% of the total space.

Finish Line believes that its ability to obtain attractive, high traffic store locations, such as enclosed malls is a critical element of its business and a key factor in its future growth and profitability. In determining new store locations, management evaluates market areas, in-mall locations, “anchor” stores, consumer traffic, mall sales per square foot, competition and occupancy, construction and other costs associated with opening a store. The Company believes that the number of desirable store sites likely to be available in the future will permit it to implement its growth strategy in total square footage.

Finish Line leases all of its stores. Initial lease terms of the stores generally range from five to ten years in duration without renewal options, although some of the stores are subject to leases for five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount.

Based upon expenditures for fiscal 2003, the Company estimates that the cash requirements during fiscal 2004 for opening a traditional new store (averaging approximately 5,000 square feet) will approximate $500,000. This estimate includes $325,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $275,000 ($175,000 net of payables) in inventory investment.

Competition

The Company’s business is highly competitive. Many of the products the Company sells are sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores mass merchandisers, and internet e-tailers. Some of the Company’s primary competitors are large national and/or regional chains that have substantially greater financial and other resources than Finish Line. Among the Company’s competition are stores that are owned by major suppliers to the Company. To a lesser extent, the Company competes with mail order and local sporting goods and athletic specialty stores. In many cases, the Company’s stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases the Company enters into do not restrict the opening of stores by competitors.

The Company attempts to differentiate itself from its competition by operating larger, more attractive, well-stocked stores in high retail traffic areas, with competitive prices and knowledgeable and courteous customer service representatives. The Company attempts to keeps its prices competitive with athletic specialty and sporting goods stores in each trade area, including competitors that are not necessarily located inside the mall. The Company believes it accomplishes this by effectively mixing high profile and brand name merchandise with promotional and opportunistic purchases of other brand name merchandise and by controlling expenses, especially administrative and overhead expenses, with small, efficient departments throughout the organization.

Seasonal Business

The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the late summer (late July through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal years ended March 1, 2003, and March 2, 2002 these periods accounted for approximately 32% and 33% of the Company’s annual sales, respectively.

Employees

As of April 4, 2003, the Company employed 9,930 persons, 2,534 of whom were full-time and 7,396 of whom were part-time. Of this total, 521 were employed at the Company’s Indianapolis, Indiana corporate headquarters and distribution center and 38 were employed as regional and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union and employee relations are generally considered good.

Retirement Plan

For fiscal 2003, the Company contributed cash in the amount of $1,061,000 (including forfeitures) to the Company’s Profit Sharing Plan. While no assurances can be given that it will continue to do so in the future, the Company has in the past purchased on the open market its Class A Common Stock and later contributed it in lieu of cash to the Company’s Profit Sharing Plan. The Company made no such contributions of stock during fiscal 2003.

During 2001 the Company amended and restated the plan to add a 401(k) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of the employee’s wages. The Company contributed matching funds of approximately $936,000 in fiscal 2003.

Trademarks

The Company has registered in the United States Patent and Trademark Office several trademarks relating to its business. The Company believes its trademark and service mark registrations are valid, and it intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks and service marks.

Available Information

The Company’s Internet address is http://www.finishline.com. The Company makes available free of charge through its Internet website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of March 1, 2003:

	(a)	(b)	(c)
Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Shares remaining available for future issuance under equity compensation plans (excluding Shares reflected in column (a))
Equity compensation plans approved by stockholders	2,511,155	$10.80	800,050
Equity compensation plans not approved by stockholders	-0-	N/A	-0-

Item 2—Properties

In November 1991, the Company moved into its existing corporate headquarters and distribution center located on 16 acres in Indianapolis, Indiana. The facility, which is owned by the Company, was designed and constructed to the Company’s specifications and includes automated conveyor and storage rack systems designed to reduce labor costs, increase efficiency in processing merchandise and enhance space productivity. In 1992, the Company purchased an additional 17 adjacent acres, thus bringing the total size of the headquarters property to 33 acres. The facility currently includes 46,000 square feet of office space and 256,000 square feet of warehouse space. On September 20, 2002, the Company’s corporate offices and distribution center were damaged by a tornado. The distribution center sustained the majority of damage while the corporate offices which are connected to the facility suffered only minor damage. The Company expects the reconstruction to be extensively complete by the end of June 2003. In fiscal 2004, upon completion of the tornado damage reconstruction, the Company plans to commence a 375,000 square foot addition to the office and distribution center in Indianapolis, Indiana. This addition had been scheduled to begin in fiscal 2003 but was delayed due to the tornado damage.

Store Locations

At April 21, 2003, the Company operated 482 stores in 45 states. With the exception of five strip center stores, all Finish Line stores are located in enclosed shopping malls. The following table sets forth information concerning the Company’s stores.

State	Total	State	Total
Alabama	5	Missouri	12
Arizona	9	Nebraska	4
Arkansas	4	Nevada	1
California	14	New Hampshire	4
Colorado	7	New Jersey	12
Connecticut	4	New Mexico	1
Delaware	2	New York	27
Florida	26	North Carolina	18
Georgia	17	North Dakota	1
Idaho	1	Ohio	39
Illinois	34	Oklahoma	8
Indiana	23	Oregon	2
Iowa	8	Pennsylvania	31
Kansas	8	South Carolina	6
Kentucky	8	South Dakota	1
Louisiana	4	Tennessee	14
Maine	2	Texas	34
Maryland	18	Vermont	1
Massachusetts	9	Virginia	18
Michigan	22	Washington	5
Minnesota	2	West Virginia	5
Mississippi	2	Wisconsin	8
		Wyoming	1

		Total	482

The Company leases all of its stores. Initial lease terms for the Company’s stores generally range from five to ten years in duration without renewal options, although some of the stores are subject to leases for five years with one of more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount.

Item 3—Legal Proceedings

The Company is from time to time, involved in certain legal proceedings in the ordinary course of conducting its business. Management believes there are no pending legal proceedings in which the Company is currently involved which will have a material adverse effect on the Company’s financial position.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth, for the periods indicated, the range of high and low sale prices for Finish Line’s Common Stock as reported by the Nasdaq Stock Market.

Quarter Ended	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
May	$20.87	$13.72	$10.61	$5.88
August	18.26	8.50	12.71	8.92
November	10.64	7.25	13.10	8.55
February	13.45	9.31	17.55	12.45

The Class A Common Stock has traded on the Nasdaq National Market under the symbol FINL since the Company became a public entity in June 1992. As of April 21, 2003, there were approximately 299 holders of Class A Common Stock and three holders of Class B Common Stock. The Company believes that the number of beneficial holders of its Class A Common Stock was in excess of 500 as of that date. Since its initial public offering in June 1992, the Company has not declared any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. See Management’s Discussion and Analysis and Note 3 of Notes to Consolidated Financial Statements for restrictions on the Company’s ability to pay dividends.

Item 6—Selected Financial Data

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001	February 26, 2000	February 27, 1999
	(in thousands, except per share and store operating data)
Income Statement Data:
Net sales	$757,159	$701,426	$663,906	$585,963	$522,623
Cost of sales (including occupancy costs)	542,303	508,533	491,527	423,505	373,170

Gross profit	214,856	192,893	172,379	162,458	149,453
Selling, general and administrative expenses	183,072	167,681	156,820	139,273	117,507
Insurance settlement	(7,382)	—	—	—	—
Asset impairment charges	1,364	—	6,778	—	—
Repositioning charges (reversal)	(1,126)	(2,003)	3,806	—	—

Operating income	38,928	27,215	4,975	23,185	31,946
Interest income—net	814	1,610	970	826	1,421

Income before income taxes	39,742	28,825	5,945	24,011	33,367
Income taxes	14,705	10,377	2,200	8,404	12,680

Net income	$25,037	$18,448	$3,745	$15,607	$20,687

Earnings Per Share Data:
Basic earnings per share	$1.05	$.76	$.15	$.63	$.81

Diluted earnings per share	$1.03	$.75	$.15	$.62	$.80

Share Data(1):
Weighted-average shares	23,841	24,312	24,458	24,848	25,541

Diluted weighted-average shares	24,221	24,683	24,663	25,039	25,833

Selected Store Operating Data:
Number of stores
Opened during period	37	27	34	55	59
Closed during period	9	14	7	4	3
Open at end of period	477	449	436	409	358
Total square feet(2)	2,838,807	2,694,380	2,653,886	2,478,930	2,095,264
Average square feet per store(2)	5,951	6,001	6,087	6,061	5,853
Net sales per square foot for comparable stores(3)	$273	$262	$256	$272	$310
Increase (decrease) in comparable store net sales(4)	3.5%	4.5%	1.3%	(2.6)%	(1.7)%

Balance Sheet Data:
Working capital	$165,555	$153,846	$133,640	$124,898	$106,661
Total assets	350,078	328,347	308,868	289,095	278,555
Total debt	—	—	—	—	—
Stockholders’ equity	259,501	243,954	226,747	222,392	208,679

(1)	Consists of weighted-average common and common equivalent shares outstanding for the period
(2)	Computed as of the end of each fiscal period
(3)	Calculated excluding sales for the 53rd week of fiscal 2001
(4)	Calculated using those stores that were open for the full current fiscal period and were also open for the full prior fiscal period.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	71.6	72.5	74.0

Gross profit	28.4	27.5	26.0
Selling, general and administrative expenses	24.2	23.9	23.6
Insurance settlement	(1.0)	—	—
Asset impairment charges	0.2	—	1.0
Repositioning charges (reversals)	(0.1)	(0.3)	0.6

Operating income	5.1	3.9	0.8
Interest income—net	0.1	0.2	0.1

Income before income taxes	5.2	4.1	0.9
Income taxes	1.9	1.5	0.3

Net income	3.3%	2.6%	0.6%

General.    The following discussion and analysis should be read in conjunction with the information set forth under “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The table above sets forth operating data of the Company as a percentage of net sales for the periods indicated.

Critical Accounting Policies.    Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to the valuation of inventory, the potential impairment of long-lived assets and the valuation of the repositioning plan reserve. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Valuation of Inventory.    Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. The Company’s valuation of inventory includes a markdown reserve for merchandise that will be sold below cost. The markdown reserves value is based upon historical information and assumptions about future demand and market conditions. It is possible that changes to the markdown reserve could be required in future periods due to changes in market conditions.

Impairment of Long-Lived Assets.    The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amounts of such assets may not be recoverable. The Company considers historical performances and future estimated results in its evaluation of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.

Repositioning Plan Reserve.    During fiscal 2001, the Company recorded reserves in connection with its repositioning plan. The reserve process relating to lease obligations for planned store closings required the use of estimates. The Company adjusted these estimates to actual in fiscal 2003 and fiscal 2002 as results were finalized.

Fiscal 2003 Compared to Fiscal 2002.    Net sales for fiscal 2003 were $757.2 million, an increase of $55.7 million or 7.9% over fiscal 2002. Of this increase, $16.4 million was attributable to an increase from the 27 existing stores open only part of fiscal 2002, and $18.8 million was attributable to a 6.2% increase in the number of stores open (37 stores open less 9 stores closed) during the period from 449 at the end of fiscal 2002 to 477 at the end of fiscal 2003. The balance of the increase in net sales was attributable to a comparable store net sales increase of 3.5% in fiscal 2003. Comparable net footwear sales increased 0.9% for fiscal 2003 while comparable net activewear and accessories sales increased by 15.2%.

Gross profit, which includes product margin less store occupancy costs, for fiscal 2003 was $214.9 million compared to gross profit of $192.9 million in fiscal 2002. This was an increase of approximately $22.0 million or 11.4% over fiscal 2002, and an increase of approximately 0.9% as a percent of net sales. This 0.9% increase is due to a 0.6% increase in margin for product sold, a 0.2% improvement in inventory shrink and a 0.1% decrease in occupancy costs as a percentage of net sales.

Selling, general and administrative expenses were $183.1 million in fiscal 2003, an increase of $15.4 million or 9.2% over fiscal 2002, and increased to 24.2% from 23.9% as a percentage of net sales. The dollar increase was primarily attributable to the operating costs related to the 28 additional stores open during 2003. The increase as a percentage of net sales was driven by higher freight costs and higher marketing costs associated with the Company’s branding campaign.

On September 20, 2002 the Company’s corporate office and distribution center located in Indianapolis, Indiana were damaged by a tornado. The Company maintains comprehensive property insurance including coverage for inventory at retail selling value. In February 2003, the Company recorded income of $7.4 million related to the settlement of the inventory portion of the insurance claim.

In February 2003, the Company recorded a charge of $1.4 million for asset impairment charges for 6 identified under-performing stores. The charge represents the difference between the carrying amount of the assets and each store’s estimated future discounted cash flows.

In March 2001, the Company approved a repositioning plan and recorded pre-tax non-recurring repositioning and asset impairment charges totaling $19.8 million in connection with additional inventory markdowns, lease costs and asset impairment charges for 17 planned store closings, and asset impairment charges for 14 identified under-performing stores.

In connection with the store closings, the Company established a reserve for future lease payments after store closures and the balance at March 2, 2002 was $1.4 million. The reserve was reduced to zero in fiscal 2003 which represented payments of $243,000 and a decrease in the expected future store closure obligation of $1.1 million, which was taken back into income as a change in estimate based on the related stores improved performance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net interest income for fiscal 2003 was $814,000 compared to net interest income of $1.6 million for fiscal 2002. The decrease was the result of decreased interest rates for the invested cash balances for the comparable periods. In addition, during fiscal 2003 the Company switched to tax exempt investments for the majority of investments.

Income tax expense was $14.7 million for fiscal 2003 compared to $10.4 million for fiscal 2002. The increase in the Company’s provision for federal and state taxes in 2003 is due to the increased level of income before taxes along with an increase in the effective tax rate to 37% for fiscal 2003 compared to 36% in fiscal 2002.

Net income increased 35.7% to $25.0 million for fiscal 2003 compared to $18.4 million for fiscal 2002. Diluted net income per share increased 37.3% to $1.03 for fiscal 2003 compared to $.75 for fiscal 2002. Diluted weighted average shares outstanding were 24,221,000 and 24,683,000, for fiscal 2003 and 2002, respectively.

Fiscal 2002 Compared to Fiscal 2001.

Net sales for fiscal 2002 were $701.4 million, an increase of $37.5 million or 5.7% over fiscal 2001. Of this increase, $14.4 million was attributable to an increase from the 34 existing stores open only part of fiscal 2001, and $20.4 million was from an increase in the number of stores open during the period from 436 at the end of fiscal 2001 to 449 at the end of fiscal 2002. The balance of the increase in net sales was attributable to a comparable store net sales increase of 4.5% in fiscal 2002, which was partially offset by fiscal 2002 containing seven fewer days than fiscal 2001. Comparable net footwear sales increased 7.1% for fiscal 2002 while comparable net activewear and accessories sales decreased 6.1%. Activewear and accessories were negatively effected by the transition to new merchandise strategies undertaken by the new apparel buying team, however in the fourth quarter of 2002 comparable activewear and accessories sales increased 2.0%.

Gross profit, which includes product margin less store occupancy costs, for fiscal 2002 was $192.9 million compared to $172.4 million in fiscal 2001. Fiscal 2001 included charges of $9.2 million in cost of sales representing inventory writedowns associated with the repositioning plan. The remaining increase in 2002 over 2001 was approximately $11.3 million or 6.6% over fiscal 2001, and an increase of approximately 0.2% as a percent of net sales. This 0.2% increase was due to a 0.3% increase in margin for product sold, partially offset by a 0.1% increase in occupancy costs as a percentage of net sales.

Selling, general and administrative expenses were $167.7 million, an increase of $10.9 million or 6.9% over fiscal 2001, and increased to 23.9% from 23.6% as a percentage of net sales. The dollar increase was primarily attributable to the operating costs related to the 27 additional stores opened during 2002. The increase as a percentage of net sales was a result of fiscal 2001 benefiting from an extra week due to the 53-week retail calendar which added approximately $14.0 million in sales to fiscal 2001.

In March 2001, the Company approved a repositioning plan and recorded pre-tax non-recurring repositioning and asset impairment charges totaling $19.8 million in connection with additional inventory markdowns, lease costs and asset impairment charges for 17 planned store closings, and asset impairment charges for 14 identified under-performing stores.

During 2002 the Company completed its repositioning plan related to aged inventory and recognized an additional $288,000 of expense related to inventory markdowns which was recorded as a component of cost of sales. The repositioning markdown reserve balance was zero as of March 2, 2002.

In connection with the store closings, the Company established a reserve for future lease payments after store closures of $3.8 million accrued expense was reduced $2.4 million in fiscal 2002 which represented payments of $434,000 and a decrease in the expected future store closure obligation of $2.0 million, which was taken back into income as a change in estimate. The remaining reserve, which was $1.4 million at March 2, 2002, is reviewed periodically to determine its adequacy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net interest income for fiscal 2002 was $1.6 million compared to net interest income of $1.0 million for fiscal 2001. The increase was the result of increased levels of invested cash due to the Company’s progress with the liquidation of aged inventory and fewer store openings in fiscal 2002.

Income tax expense was $10.4 million for fiscal 2002 compared to $2.2 million for fiscal 2001. The increase in the Company’s provision for federal and state taxes in 2002 was due to the increased level of income before taxes slightly offset by a decrease in the effective tax rate to 36% for fiscal 2002 compared to 37% in fiscal 2001.

Net income increased 392.6% to $18.4 million for fiscal 2002 compared to $3.7 million for fiscal 2001. Diluted net income per share increased 400.0% to $.75 for fiscal 2002 compared to $.15 for fiscal 2001. Diluted weighted average shares outstanding were 24,683,000 and 24,663,000, for fiscal 2002 and 2001, respectively.

	Quarter ended
	June 1, 2002		August 31, 2002		November 30, 2002		March 1, 2003
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$170,576	100.0%	$204,280	100.0%	$147,877	100.0%	$234,427	100.0%
Cost of sales (including occupancy costs)	121,998	71.5	143,634	70.3	112,271	75.9	164,401	70.1

Gross profit	48,578	28.5	60,646	29.7	35,606	24.1	70,026	29.9
Selling, general and administrative expenses	43,089	25.3	47,515	23.3	40,752	27.6	51,715	22.1
Insurance settlement	—	—	—	—	—	—	(7,382)	(3.2)
Asset impairment charges	—	—	(1,126)	(0.6)	—	—	1,364	0.6

Operating income (loss)	5,489	3.2	14,257	7.0	(5,146)	(3.5)	24,329	10.4
Interest income—net	348	0.2	189.1		137	0.1	140	0.1

Income (loss) before income taxes	5,837	3.4	14,446	7.1	(5,009)	(3.4)	24,469	10.5
Income taxes (benefit)	2,160	1.2	5,345	2.6	(1,853)	(1.3)	9,054	3.9

Net income (loss)	$3,677	2.2%	$9,101	4.5%	$(3,156)	(2.1)	$5,415	6.6%

Basic earnings (loss) per share	$0.15		$0.37		$(0.13)		$0.67

Diluted earnings (loss) per share	$0.15		$0.37		$(0.13)		$0.66

	Quarter ended
	June 2, 2001		September 1, 2001		December 1, 2001		March 2, 2002
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$160,825	100.0%	$196,776	100.0%	$142,266	100.0%	$201,559	100.0%
Cost of sales (including occupancy costs)	120,370	74.9	137,922	70.1	107,297	75.4	142,944	70.9

Gross profit	40,455	25.1	58,854	29.9	34,969	24.6	58,615	29.1
Selling, general and administrative expenses	39,796	24.7	43,494	22.1	38,748	27.3	45,643	22.7
Repositioning charges (reversals)—net	(660)	(0.4)	—	—	(549)	(0.4)	(794)	(0.4)

Operating income (loss)	1,319.8		15,360	7.8	(3,230)	(2.3)	13,766	(6.8)
Interest income—net	480	0.3	458	0.2	387.3		285.2

Income (loss) before income taxes	1,799	1.1	15,818	8.0	(2,843)	(2.0)	14,051	7.0
Income taxes (benefit)	648	0.4	5,694	2.9	(1,023)	(.7)	5,058	2.5

Net income (loss)	1,151	0.7%	10,124	5.1%	(1,820)	(1.3)%	8,993	4.5%

Basic earnings (loss) per share	$.05		$.41		$(.08)		$.37

Diluted earnings (loss) per share	$.05		$.41		$(.07)		$.36

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Quarterly Comparisons.    The Company’s merchandise is marketed during all seasons, with the highest volume of merchandise sold during the second and fourth fiscal quarters as a result of back-to-school and holiday shopping. The third fiscal quarter has traditionally had the lowest volume of merchandise sold and the lowest results of operations.

The table above sets forth quarterly operating data of the Company, including such data as a percentage of net sales, for fiscal 2003 and fiscal 2002. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

Liquidity and Capital Resources.    The Company finances the opening of new stores and the resulting increase in inventory requirements principally from operating cash flow and cash on hand. Net cash provided by operations was $31.0 million, $39.8 million and $44.9 million respectively, for fiscal 2003, 2002 and 2001. At March 1, 2003, the Company had cash and cash equivalents of $73.4 million and an additional $506,000 in marketable securities. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. Marketable securities represent securities that range in maturity from 90 days to one year and are primarily invested in tax exempt municipal obligations. Marketable securities are classified as available-for-sale and are available to support current operations.

Merchandise inventories were $158.8 million at March 1, 2003 compared to $141.9 million at March 2, 2002. On a per square foot basis, merchandise inventories at March 1, 2003 increased 6.2% compared to March 2, 2002. The Company believes current inventory levels are appropriate, based on the industry environment.

The Company has an unsecured committed Credit Agreement (the “Facility”) with a syndicate of commercial banks in the amount of $50 million, which expires on September 20, 2005. The Company periodically reviews its ongoing credit needs with its syndicate of commercial banks and currently expects to be able to renew or renegotiate the Facility prior to its expiration for an additional period beyond the current maturity date of September 20, 2005. The interest rate on the Facility is, at the Company’s election, either a negotiated rate approximating the federal funds effective rate plus 0.5% (this rate is available on the first $5 million of borrowings), the bank’s LIBOR Rate plus 0.75%, or the bank’s prime commercial lending rate. The margin percentage added to the LIBOR Rate is subject to adjustment quarterly based on the leverage ratio (as defined). At March 1, 2003, there were no borrowings outstanding under the Facility.

The Facility contains restrictive covenants which limit, among other things, mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, the Company must maintain a minimum leverage ratio (as defined) and minimum consolidated tangible net worth (as defined). The Company is also subject to a liquidity test and an annual capital expenditure limitation. The Company was in compliance with all such covenants at March 1, 2003.

Capital expenditures were $26.0 million and $13.6 million for fiscal 2003 and 2002, respectively. Expenditures in 2003 were primarily for the build-out of 37 stores that were opened during fiscal 2003, the remodeling of 13 existing stores and various corporate projects.

Expenditures in 2002 were primarily for the build-out of 27 stores that were opened in fiscal 2002, the remodeling of five existing stores and various corporate projects.

The Company anticipates that total capital expenditures for fiscal 2004 will be approximately $46-50 million. Of this amount, $27-29 million is primarily for the build-out of approximately 50 new stores, the remodeling of 15-20 existing stores, and various corporate projects. In addition, as previously announced, the Company has initiated plans to expand the existing corporate office and distribution center in Indianapolis with

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

an addition of 375,000 square feet at an estimated cost of $20-$21 million. The Company believes that it can continue its current store growth plans through fiscal 2004 with the existing distribution center and the additional temporary leased warehouse space until the distribution center expansion project can be completed in early fiscal 2004.

The Company estimates that its cash requirement to open a traditional format new store (averaging approximately 4,750 square feet) to be $500,000 (net of landlord construction allowance). These requirements for a traditional store include approximately $325,000 for fixtures, equipment, and leasehold improvements and $275,000 ($175,000 net of payables) in new store inventory.

During fiscal 2001, the Company contributed 165,000 shares of Finish Line Class A Common Stock to the Company’s retirement plan for its employees. The Company had purchased the shares in fiscal 1999 at an aggregate cost of $1.5 million.

Effective September 2, 1998, the Board of Directors approved a stock repurchase program. The Company was authorized to purchase on the open market or in privately negotiated transactions, through December 31, 1999, up to 2.6 million shares of the Company’s Class A Common Stock outstanding. Effective December 28, 1999, the Board of Directors extended the stock repurchase program through December 31, 2000 at which time it expired. Effective January 18, 2001 the Board of Directors approved a new stock repurchase program, through which the Company is authorized to purchase on the open market or in privately negotiated transactions through February 28, 2004, up to 2.5 million shares of the Company’s Class A Common Stock outstanding. As of March 1, 2003, the Company holds 3,352,390 shares of its Class A Common Stock purchased on the open market at an average price of $8.01 per share for an aggregate purchase amount of $26.9 million, and has 638,400 shares available to repurchase under the January 2001 program. The treasury shares may be issued upon the exercise of employee stock options or for other corporate purposes.

Management believes that cash on hand, operating cash flow and borrowings under the Company’s existing Facility will be sufficient to complete the Company’s fiscal 2004 store expansion program and to satisfy the Company’s other capital requirements through fiscal 2004.

Effects of Inflation.    As the costs of inventory and other expenses of the Company have increased, the Company has generally been able to increase its selling prices. In periods of high inflation, increased build-out and other costs could adversely affect the Company’s expansion plans.

Item 7A—Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to changes in interest rates primarily from its investments in available-for-sale marketable securities. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates would adversely effect the net fair value of the Company’s marketable securities by $6,800 at March 1, 2003.

Item 8—Financial Statements and Supplementary Data

To the Board of Directors and Stockholders of the Finish Line, Inc.

We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of March 1, 2003 and March 2, 2002, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended March 1, 2003. Our audits also include the financial statement schedule listed in the index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at March 1, 2003 and March 2, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 1, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Fort Wayne, Indiana

March 25, 2003

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 1, 2003	March 2, 2002
Assets
Current Assets
Cash and cash equivalents	$73,399	$74,510
Marketable securities	506	3,343
Accounts receivable	5,854	2,221
Merchandise inventories	158,780	141,878
Other	8,693	7,673

Total current assets	247,232	229,625

Property and Equipment
Land	315	315
Building	8,730	10,767
Leasehold improvements	106,409	97,724
Furniture, fixtures, and equipment	54,019	45,685
Construction in progress	4,526	2,801

	173,999	157,292
Less accumulated depreciation	79,037	66,554

	94,962	90,738
Other assets
Deferred income taxes	7,884	7,984

Total assets	$350,078	$328,347

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$54,770	$50,908
Employee compensation	8,287	7,768
Accrued property and sales tax	4,841	4,036
Deferred income taxes	5,800	2,922
Other liabilities and accrued expenses	7,979	10,145

Total current liabilities	81,677	75,779

Long-term deferred rent payments	8,900	8,614

Stockholders’ Equity
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value
Class A:
Shares authorized—30,000
Shares issued (2003—22,048; 2002—22,045)
Shares outstanding (2003—18,695; 2002—19,961)	220	220
Class B:
Shares authorized—12,000
Shares issued and outstanding (2003—4,348; 2002—4,351)	44	44
Additional paid-in capital	124,347	123,559
Retained earnings	161,742	136,705
Accumulated other comprehensive income	2	22
Treasury stock (2003—3,353; 2002—2,084)	(26,854)	(16,596)

Total stockholders’ equity	259,501	243,954

Total liabilities and stockholders’ equity	$350,078	$328,347

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Net sales	$757,159	$701,426	$663,906
Cost of sales (including occupancy costs)	542,303	508,533	491,527

Gross profit	214,856	192,893	172,379
Selling, general and administrative expenses	183,072	167,681	156,820
Insurance settlement	(7,382)	—	—
Asset impairment charges	1,364	—	6,778
Repositioning charges (reversals)	(1,126)	(2,003)	3,806

Operating income	38,928	27,215	4,975
Interest income—net	814	1,610	970

Income before income taxes	39,742	28,825	5,945
Income taxes	14,705	10,377	2,200

Net income	$25,037	$18,448	$3,745

Basic earnings per share	$1.05	$.76	$0.15

Diluted earnings per share	$1.03	$.75	$0.15

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Operating activities
Net income	$25,037	$18,448	$3,745
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	1,364	—	6,778
Repositioning charges (reversals)	(1,126)	(2,003)	3,806
Depreciation	17,543	16,318	16,391
Contribution of treasury stock to retirement plan	—	—	1,758
Deferred income taxes	2,978	279	(7,157)
Loss on destruction of property and equipment—tornado	1,960	—	—
Loss on disposal of property and equipment	402	60	247
Changes in operating assets and liabilities
Accounts receivable	(3,633)	1,255	6,079
Merchandise inventories	(16,902)	3,625	3,476
Other current assets	(1,020)	(440)	(5,760)
Other assets	—	—	209
Accounts payable	3,862	(2,542)	11,262
Employee compensation	519	1,128	2,003
Other liabilities and accrued expenses	(235)	2,673	779
Deferred rent payments	286	1,000	1,257

Net cash provided by operating activities	31,035	39,801	44,873

Investing activities
Purchases of property and equipment	(26,047)	(13,641)	(16,413)
Proceeds from disposals of property and equipment	554	999	142
Proceeds from sale of available-for-sale marketable securities	2,817	3,181	4,960

Net cash used in investing activities	(22,676)	(9,461)	(11,311)

Financing activities
Proceeds from short-term debt	—	—	48,305
Principal payments on short-term debt	—	—	(48,305)
Proceeds and tax benefits from exercise of stock options	2,529	2,280	192
Purchase of treasury stock	(11,999)	(3,532)	(1,393)

Net cash used in financing activities	(9,470)	(1,252)	(1,201)

Net increase (decrease) in cash and cash equivalents	(1,111)	29,088	32,361
Cash and cash equivalents at beginning of year	74,510	45,422	13,061

Cash and cash equivalents at end of year	$73,399	$74,510	$45,422

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Totals
	Class A	Class B	Treasury	Class A	Class B
Balance at February 26, 2000	18,203	6,268	1,785	$200	$63	$122,269	$114,512	$(41)	$(14,611)	$222,392
Comprehensive income:
Net income for 2001							3,745			3,745
Other comprehensive income—Net unrealized gain on available-for-sale securities, net of tax expense of $30								53		53

Total comprehensive income										3,798
Non-qualified Class A Common Stock options exercised	34					192				192
Treasury Stock purchased	(221)		221						(1,393)	(1,393)
Contribution of Treasury Stock to profit sharing plan	165		(165)			287			1,471	1,758

Balance at March 3, 2001	18,181	6,268	1,841	200	63	122,748	118,257	12	(14,533)	226,747
Comprehensive income:
Net income for 2002							18,448			18,448
Other comprehensive income—Net unrealized gain on available-for-sale securities, net of tax expense of $6								10		10

Total comprehensive income										18,458
Non-qualified Class A Common Stock options exercised	266		(160)	1		811			1,469	2,281
Treasury Stock purchased	(403)		403						(3,532)	(3,532)
Conversion of Class B Common Stock to Class A Common Stock	1,917	(1,917)		19	(19)					—

Balance at March 2, 2002	19,961	4,351	2,084	220	44	123,559	136,705	22	(16,596)	243,954
Comprehensive income:
Net income for 2003							25,037			25,037
Other comprehensive loss—Net unrealized loss on available-for-sale securities, net of tax benefit of $11								(20)		(20)

Total comprehensive income										25,017
Non-qualified Class A Common Stock options exercised	190		(190)			788			1,741	2,529
Treasury Stock purchased	(1,459)		1,459						(11,999)	(11,999)
Conversion of Class B Common Stock to Class A Common Stock	3	(3)

Balance at March 1, 2003	18,695	4,348	3,353	$220	$44	$124,347	$161,742	$2	$(26,854)	$259,501

See accompanying notes

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Basis of Presentation.    The consolidated financial statements include the accounts of The Finish Line, Inc. and its wholly-owned subsidiaries Spike’s Holding, Inc. and Finish Line Transportation Co., Inc. (collectively the “Company”). All significant intercompany transactions and balances have been eliminated. Throughout these notes to the financial statements, the fiscal years ended March 1, 2003, March 2, 2002 and March 3, 2001 are referred to as 2003, 2002 and 2001, respectively.

The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in 2003 and 2002, and 53 weeks in 2001.

Nature of Operations.    Finish Line is a specialty retailer of men’s, women’s and children’s brand-name athletic, outdoor and lifestyle footwear, activewear and accessories. The Company manages its business on the basis of one reportable segment. Finish Line stores average approximately 5,951 square feet in size and are primarily located in enclosed malls throughout most of the United States.

In 2003, the Company purchased approximately 79% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 54%, 56% and 53% of merchandise purchases in 2003, 2002 and 2001 respectively.

Use of Estimates.    Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share.    Earnings per share are calculated based on the weighted-average number of outstanding common shares. Diluted earnings per share are calculated based on the weighted-average number of outstanding common shares, plus the effect of dilutive stock options. All per-share amounts, unless otherwise noted, are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options).

Revenue Recognition.    Revenues from retail sales are recognized at the time the customer receives the merchandise.

Cash and Cash Equivalents.    Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Merchandise Inventories.    Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. The Company records vendor discounts as a reduction of inventory upon receipt of goods.

Property and Equipment.    Property and equipment are stated at cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the assets, or where applicable, the terms of the respective leases, whichever is shorter.

Impairment of Long-Lived Assets.    The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values.

Store Opening and Closing Costs.    Store opening costs and other non-capitalized expenditures incurred prior to opening new retail stores are expensed as incurred. In the event a store is closed before its lease has expired, the estimated post-closing lease obligation, less sublease rental income, was provided for when a decision to close the store was made through December 31, 2002. Beginning January 1, 2003 any estimated post-closing lease obligations, less sublease rental income, is provided for when the leased space is no longer in use as required by SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

Deferred Rent Payments.    The Company is a party to various lease agreements which require scheduled rent increases over the noncancelable lease term. Rent expense for such leases is recognized on a straight-line basis over the related lease term. The difference between rent based upon scheduled monthly payments and rent expense recognized on a straight-line basis is recorded as deferred rent payments.

Advertising.    The Company generally expenses the cost of advertising as incurred. Advertising expense net of co-op credits for the years ended 2003, 2002 and 2001 amounted to $12,836,000, $11,158,000 and $10,203,000 respectively. Cooperative credits are recorded when the advertising has occurred and documentation of proof of advertising has been submitted to the vendor.

Financial Instruments.    Financial instruments consist of cash and cash equivalents, accounts receivable, marketable securities and accounts payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The fair value of marketable securities is determined on the basis of market quotes by brokers and is disclosed in Note 2.

The Company classifies its marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. Held-to-maturity securities are those securities which the Company has the positive intent and ability to hold until maturity. Marketable securities not included in trading or held-to-maturity are classified as available-for-sale.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designations as of each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. The Company has no held-to-maturity or trading securities at March 1, 2003 or March 2, 2002.

At March 1, 2003 and March 2, 2002, the Company had not invested in, nor did it have, any derivative financial instruments.

Stock Based Compensation.    In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” was issued. SFAS 148 is effective for fiscal years ending after December 15, 2002, and gives further guidance regarding methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and regarding disclosure requirements as previously defined in SFAS 123. The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation would have been as follows:

	2003	2002	2001
	(in thousands, except per share amounts)
Net income (in thousands)
As reported	$25,037	$18,448	$3,745
Total stock based employee compensation expense using the fair value based method, net of related tax	(1,750)	(1,271)	(1,555)

Pro forma	$23,287	$17,177	$2,190

Diluted earnings per share
As reported	$1.03	$.75	$.15
Pro forma	.98	.71	.09
Basic earnings per share
As reported	$1.05	$.76	$.15
Pro forma	1.00	.72	.09

The estimated weighted-average fair value of the individual options granted during 2003, 2002 and 2001 was $8.18, $9.46 and $6.35 respectively, on the date of grant. The fair values for all years were determined using a Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Dividend yield	0%	0%	0%
Volatility	74.7%	75.7%	78.0%
Risk-free interest rate	3.78%	5.14%	6.20%
Expected life	7 years	7 years	7 years

Reclassification.    Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

2.    Marketable Securities

The following is a summary of available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 1, 2003 municipal obligations (all mature within one year)	$500	$6	$—	$506
March 2, 2002 municipal obligations	$3,307	$43	$(7)	$3,343

3.    Debt Agreement

The Company has an unsecured committed Credit Agreement (the “Facility”) with a syndicate of commercial banks in the amount of $50,000,000, which expires on September 20, 2005. At March 1, 2003, there were no borrowings outstanding under the Facility. Letters of credit amounting to $181,000 relating to purchase commitments were outstanding at March 1, 2003.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Facility contains restrictive covenants which limit, among other things, mergers, acquisitions, redemptions of common stock, and payment of dividends. In addition, the Company must maintain a minimum leverage ratio (as defined) and minimum consolidated tangible net worth (as defined). The Company is also subject to a liquidity test and an annual capital expenditure limitation. The Company was in compliance with all restrictive covenants of the debt agreement in effect at March 1, 2003.

The interest rate on the Facility is, at the Company’s election, either a negotiated rate approximating the federal funds effective rate plus 0.5% (this rate is available on the first $5,000,000 of borrowings), the bank’s LIBOR Rate plus 0.75% or the bank’s prime commercial lending rate. The margin percentage added to the LIBOR Rate is subject to adjustment quarterly based on the leverage ratio (as defined). Interest expense, which approximated interest paid, for 2003, 2002 and 2001 was $0, $0 and $26,000, respectively. The Company pays a commitment fee on the Facility at an effective annual rate of 0.15%.

4.    Leases

The Company leases retail stores under noncancelable operating leases which generally have lease terms ranging from five to ten years. Most of these lease arrangements do not provide for renewal periods. Many of the leases contain contingent rental provisions computed on the basis of store sales. In addition to rent payments, these leases generally require the Company to pay real estate taxes, insurance, maintenance, and other costs. The components of rent expense incurred under these leases are as follows:

	2003	2002	2001
	(in thousands)
Base rent	$56,577	$53,819	$50,341
Deferred rent	285	1,000	1,257
Contingent rent	2,697	2,088	2,299

Rent expense	$59,559	$56,907	$53,897

A schedule of future base rent payments by fiscal year for signed operating leases at March 1, 2003 with initial or remaining non-cancelable terms of one year or more is as follows:

(in thousands)
2004	$60,202
2005	57,961
2006	55,012
2007	51,950
2008	49,645
Thereafter	114,669

$389,439

This schedule of future base rent payments includes lease commitments for eleven new stores and eight remodels which were not open as of March 1, 2003.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Income Taxes

The components of income taxes are as follows:

	2003	2002	2001
	(in thousands)
Currently payable
Federal	$10,450	$9,553	$8,373
State	1,267	562	1,015

	11,717	10,115	9,388
Deferred
Federal	2,595	247	(6,411)
State	393	15	(777)

	2,988	262	(7,188)

Total provision for income taxes	$14,705	$10,377	$2,200

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2003	2002
	(in thousands)
Deferred tax assets
Rent accrual	$3,372	$3,794
Property and equipment	5,256	4,651
Uniform capitalization	1,237	1,268
Vacation accrual	602	716
Other	362	142

Total deferred tax assets	10,829	10,571
Deferred tax liabilities
Inventory	(8,000)	(5,509)
Other	(745)	—

Total deferred tax liabilities	(8,745)	(5,509)

Net deferred tax asset	$2,084	$5,062

The effective income tax rate varies from the statutory federal income tax rate for 2003, 2002 and 2001 due to the following:

	2003	2002	2001
Tax at statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.6%	2.6%	2.6%
Tax exempt interest	(.6)%	(0.4)%	(5.9)%
Other	—	(1.2)%	5.3%

	37.0%	36.0%	37.0%

Payments of income taxes for 2003, 2002 and 2001 were $13,048,000, $8,257,000 and $5,678,000 respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Retirement Plan

The Company sponsors a defined contribution profit sharing plan which covers substantially all employees who have completed one year of service. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. During 2001, the Company amended and restated the plan to add a 401(k) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of an employee’s wages. The Company’s total expense for the plan in 2003, 2002 and 2001 amounted to $2,207,000, $1,603,000 and $1,036,000, respectively.

7.    Stock Options

The Board of Directors has reserved 1,250,000 shares of Class A Common Stock for issuance upon exercise of options or other awards under the option plan. Stock options have been granted to directors, officers and other key employees. Generally, options outstanding under the plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years and expire ten years after the date of grant.

During February 2002, the Company awarded 105,000 options at a price equal to $1.00 which cliff vest after four years and expire ten years after the date of grant. Total compensation expense recognized for these option awards was $402,000 for 2003 and $33,000 for 2002.

A reconciliation of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted-Average Exercise Price
February 26, 2000	1,809,040	$9.55
Granted	12,000	8.38
Exercised	(34,200)	4.24
Cancelled	(76,105)	10.64

March 3, 2001	1,710,735	9.59
Granted	1,020,450	10.76
Exercised	(265,765)	5.40
Cancelled	(191,810)	11.74

March 2, 2002	2,273,610	10.43
Granted	501,950	11.40
Exercised	(190,175)	7.08
Cancelled	(74,230)	13.11

March 1, 2003	2,511,155	10.80

The following table summarizes information concerning outstanding and exercisable options at March 1, 2003:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 1-$ 5	249,025	5.1	2.78	144,025	4.09
$ 5-$10	922,880	7.1	7.46	416,730	7.67
$ 10-$15	762,150	8.3	12.10	260,200	13.45
$ 15-$25	577,100	7.5	17.86	211,025	20.55

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options exercisable were 1,031,980, 946,650, and 950,375 at fiscal year end 2003, 2002 and 2001, respectively.

8.    Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing earnings per share:

	2003	2002	2001
	(in thousands, except per share amounts)
Income available to common stockholders	$25,037	$18,448	$3,745

Basic earnings per share:
Weighted-average number of common shares outstanding	23,841	24,312	24,458
Basic earnings per share	$1.05	$.76	$.15

Diluted earnings per share:
Weighted-average number of common shares outstanding	23,841	24,312	24,458
Stock options	380	371	205

Diluted weighted-average number of common shares outstanding	24,221	24,683	24,663

Diluted earnings per share	$1.03	$.75	$.15

9.    Common Stock

At March 1, 2003, shares of the Company’s stock outstanding consisted of Class A and Class B Common Stock. Class A and Class B Common Stock have identical rights with respect to dividends and liquidation preference. However, Class A and Class B Common Stock differ with respect to voting rights, convertibility and transferability.

Holders of Class A Common Stock are entitled to one vote for each share held of record, and holders of Class B Common Stock are entitled to ten votes for each share held of record. The Class A Common Stock and the Class B Common Stock vote together as a single class on all matters submitted to a vote of stockholders (including the election of directors), except that, in the case of a proposed amendment to the Company’s Restated Certificate of Incorporation that would alter the powers, preferences or special rights of either Class A Common Stock or the Class B Common Stock, the class of Common Stock to be altered shall vote on the amendment as a separate class. Shares of Class A and Class B Common Stock do not have cumulative voting rights.

While shares of Class A Common Stock are not convertible into any other series or class of the Company’s securities, each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the Class B Stockholders.

Shares of Class B Common Stock may not be transferred to third parties (except for transfer to certain family members of the holders and in other limited circumstances). All of the shares of Class B Common Stock are held by the founding stockholders and their family members.

The Company’s Board of Directors approved a stock repurchase program in which the Company was authorized to purchase on the open market or in privately negotiated transactions, through December 31, 2000, up to 2,600,000 shares of Class A Common Stock outstanding. Effective January 18, 2001, the Board of Directors approved a new stock repurchase program. The Company is authorized to purchase on the open market

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or in privately negotiated transactions through February 28, 2004, up to 2,500,000 shares of the Company’s Class A Common Stock outstanding. As of March 1, 2003, the Company holds as treasury shares 3,352,390 shares of its Class A Common Stock at an average price of $8.01 per share for an aggregate purchase amount of $26,854,000, and has 638,400 shares available to repurchase under the January 2001 plan. The treasury shares may be issued upon the exercise of employee stock options or for other corporate purposes.

10.    Repositioning and Asset Impairment Charges

In the fourth quarter of 2003, the Company recorded an asset impairment charge totaling $1,364,000 for six identified under-performing stores pursuant to SFAS No. 144. The asset impairment test was applied to all stores with negative contribution and cash flows. The asset impairment charge was calculated as the difference between the carrying amount of the assets and each store’s estimated future discounted cash flows.

In the fourth quarter of 2001, the Company approved a repositioning plan (the “Plan”). As part of that Plan, the Company recorded pre-tax repositioning and asset impairment charges totaling $19,809,000 in connection with additional inventory markdowns, lease costs and asset impairment charges for 17 planned store closings, and asset impairment charges for 14 identified under-performing stores.

The most significant component of the Plan included a more aggressive approach to reducing aged inventory by reconfiguring merchandise assortments to place greater emphasis on better performing fresher merchandise. The additional markdown reserve, which totaled $9,225,000, was recorded as a component of cost of sales in 2001. During 2002 the Company completed its repositioning plan related to aged inventory and recognized an additional $288,000 of expense related to inventory markdowns which was recorded as a component of cost of sales in 2002. The repositioning markdown reserve balance was zero as of March 2, 2002.

In connection with the store closings, the Company established in 2001 a reserve for future lease payments after store closures of $3,806,000, all of which was included in accrued expenses at March 3, 2001. During 2002, the accrued expense was reduced $2,437,000 which represented payments of $434,000 and a decrease in the expected future lease store closure obligation of $2,003,000. The reserve balance at March 2, 2002 was $1,369,000. During 2003, the accrued liability was reduced to zero, which represented payments of $243,000 and a decrease in the expected future store closure obligation of $1,126,000.

The Company recorded an asset impairment charge in 2001, pursuant to the requirements of SFAS No. 121, of $3,140,000 related to the planned store closings. The fixed assets written off could not readily be used at other store locations nor was there a ready market outside the Company to determine fair value. The assets, consisting principally of fixtures and leasehold improvements, were discarded at the time of store closing. Accordingly, the asset impairment charge recorded represented the carrying value of the assets at the time of approval of the repositioning plan and depreciation of these assets was discontinued at that time. Operating results for the individual stores are included in operations through the closing dates of the respective stores.

In 2001 the Company also reviewed its under-performing stores for asset impairment charges. The asset impairment test was applied to all stores with negative contribution and cash flows. An asset impairment charge in 2001 of $3,638,000 was calculated as the difference between the carrying amount of the assets and each store’s estimated future discounted cash flows.

11.    Infrequent Event

On September 20, 2002, the Company’s corporate office and distribution center located in Indianapolis, Indiana were damaged by a tornado. The distribution center sustained the majority of damage while the corporate offices, which are connected to the facility, suffered only minor damage. The Company has leased temporary

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of damages caused by the tornado, the Company recorded the following as of and for the year ended March 1, 2003 (in thousands):

Insurance proceeds received—inventory	$(14,878)
Cost of inventory destroyed	7,366
Claim expenses	130

Insurance income recorded—inventory	$(7,382)

Restoration, clean up and debris removal costs	$3,909
Write off of property and equipment destroyed	1,960
Assets capitalized	(1,745)
Insurance proceeds received	(3,000)

Insurance receivable recorded	$1,124

The inventory portion of the claim is complete and no additional funds will be received. The property and equipment destroyed is insured at replacement cost. The Company has recorded a receivable from the insurance company equal to the net book value of the property and equipment damaged, contents destroyed and extra expenses incurred and will record additional proceeds for replacement cost when agreed to or paid by the insurance company. No funds have been received or settlement agreed to with respect to any losses for business interruption.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Registrant and its independent auditors on matters of accounting principles or practices.

PART III

Item 10—Directors and Executive Officers of The Registrant

Name	Age	Position	Officer or Director Since
Alan H. Cohen	56	Chairman of the Board of Directors President and Chief Executive Officer	1976
David I. Klapper (3)	54	Senior Executive Vice President, Director	1976
Larry J. Sablosky	54	Senior Executive Vice President, Director	1982
Steven J. Schneider	47	Executive Vice President—COO, CFO & Assistant Secretary	1989
Glenn S. Lyon	52	Executive Vice President—Chief Merchandising Officer	2001
Gary D. Cohen	50	Executive Vice President—General Counsel and Secretary	1997
Donald E. Courtney	48	Executive Vice President—CIO and Distribution	1989
George S. Sanders	45	Executive Vice President—Real Estate and Store Development	1994
Michael L. Marchetti	52	Executive Vice President—Store Operations	1995
Kevin S. Wampler	40	Senior Vice President—Chief Accounting Officer and Assistant Secretary	1997
Robert A. Edwards	40	Senior Vice President—Distribution	1997
Kevin G. Flynn	39	Senior Vice President—Marketing	1997
James B. Davis	40	Senior Vice President—Real Estate	1997
Joseph L. Gravitt	43	Senior Vice President—Store Operations	1998
Roger C. Underwood	33	Senior Vice President—Information Systems	2000
Timothy R. Geis	43	Senior Vice-President—Footwear	2003
Michael J. Smith	45	Senior Vice-President—Security and Loss Prevention	2003
Jonathan K. Layne(2)(3)(4)	49	Director	1992
Jeffrey H. Smulyan(1)(5)	55	Director	1992
Stephen Goldsmith(1)(6)	56	Director	1999
Bill Kirkendall(1)(2)(7)	49	Director	2001

(1)	Member of the Audit Committee
(2)	Member of the Compensation and Stock Option Committee
(3)	Member of the Finance Committee
(4)	Mr. Layne is a partner in the law firm of Gibson, Dunn & Crutcher LLP
(5)	Mr. Smulyan is chairman of the Board and President of Emmis Communications Corporation
(6)	Mr. Goldsmith is currently Senior Vice President for Strategic Initiatives and e-Government with ACS, Faculty Director for the Innovations in American Government Program at Harvard’s Kennedy School of Government, and as Chairman of the Corporation for National Service.
(7)	Mr. Kirkendall is an Independent Management Consultant

Additional information required by this Item is incorporated herein by reference to the Sections entitled “Election of Directors—Nominees”, and “Management—Executive Officers and Directors” in the 2003 Proxy Statement to be filed within 120 days of March 1, 2003, the Company’s most recent fiscal year end.

Item 11—Executive Compensation

The information required by this item is incorporated herein by reference to the Section entitled “Executive Compensation” in the 2003 Proxy Statement to be filed within 120 days of March 1, 2003, the Company’s most recent fiscal year end.

Item 12—Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Section entitled “Securities Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement to be filed within 120 days of March 1, 2003, the Company’s most recent fiscal year end.

Item 13—Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Sections entitled “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the 2003 Proxy Statement to be filed within 120 days of March 1, 2003, the Company’s most recent fiscal year end.

PART IV

Item 14—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under applicable Securities and Exchange Commission regulations, the principal executive officer and principal financial officer of a reporting company are required to periodically review the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the Securities and Exchange Commission (such as this Form 10-K) is recorded, processed, summarized, and reported on a timely basis.

As of May 8, 2003 (the “Evaluation Date”) Alan H. Cohen, chairman, president, and chief executive officer, and Steven J. Schneider, executive vice president, chief operating officer and chief financial officer, evaluated our disclosure controls and procedures and concluded that they are effective.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Item 15—Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. The following financial statements of The Finish Line, Inc. and the report of independent auditors are filed in Item 8 as part of this report:

2.	The Financial Statement Schedule of The Finish Line, Inc. is listed in Item 15(d).

(b)	Reports on Form 8-K

There were no reports filed on Form 8-K during the thirteen week period ending March 1, 2003; however, the Company did file a report on Form 8-K on March 27, 2003 with respect to a press release issued by the Company on March 27, 2003 relating to the Company’s fourth quarter earnings and a report on Form 8-K on April 30, 2003 with respect to certain officers entering into Sales Plans under SEC Rule 10b5-1.

(c)	Exhibits

Exhibit Number	Description

3.1.1	Restated Certificate of Incorporation of The Finish Line, Inc.(1)

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of The Finish Line, Inc.(1)

3.2	Bylaws of The Finish Line, Inc. as amended and restated.(1)

4.1	1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.(2)

10.6.2	Form of Incentive Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(1)

10.6.3	Form of Non-Qualified Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(1)

10.7	Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(1)

10.8	2002 Stock Incentive Plan of The Finish Line, Inc.(3)

10.18	Amended and Restated Tax Indemnification Agreement.(4)

10.26	Revolving Credit Agreement among Spike’s Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.(5)

10.28	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(6)

10.29	Amendment to Revolving Credit Agreement among Spike’s Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.(7)

10.30	Credit Agreement among The Finish Line, Inc., the Lenders signatory thereto and National City Bank of Indiana, as Agent, dated September 20, 2000.(8)

10.31	First Amendment to Credit Agreement among The Finish Line, Inc., the Lendors signatory thereto and National City Bank of Indiana, as Agent, dated March 16, 2001.(9)

10.32	The Finish Line, Inc. Profit Sharing and 401(k) Plan Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account sponsored by National City Bank.(9)

10.33	Second Amendment to Credit Agreement among The Finish Line, Inc., the Lenders signatory thereto and National City Bank of Indiana, as Agent, dated August 9, 2002.(10)

10.34	Third Amendment to Credit Agreement among The Finish Line, Inc., the Lendors signatory thereto and National City Bank of Indiana, as Agent, dated February 21, 2003.

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Ernst & Young LLP (independent auditors).

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.

(2)	Previously filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-62063) and incorporated herein by reference.
(3)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A (File No. 0-20184) and incorporated herein by reference.
(4)	Previously filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended May 31, 1994 and incorporated herein by reference.
(5)	Previously filed as a like numbered exhibit to the Registrants’ Quarterly Report on Form 10Q (File No. 0-20184) for the quarter ended August 30, 1997 and incorporated herein by reference.
(6)	Previously filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-20184) for the year ended February 27, 1999 and incorporated herein by reference.
(7)	Previously filed as a like numbered exhibit to the Registrants’ Quarterly Report on Form 10Q (File No. 0-20184) for the quarter ended November 27, 1999 and incorporated herein by reference.
(8)	Previously filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended November 25, 2000 and incorporated herein by reference.
(9)	Previously filed as a like numbered exhibit to the Registrant’s Annual report on Form 10-K (File No. 0-20184) for the year ended March 3, 2001 and incorporated herein by reference.
(10)	Previously filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended August 31, 2002 and incorporated herein by reference.

(d)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date: May 8, 2003	By:	/s/ KEVIN S. WAMPLER,
Kevin S. Wampler, Senior Vice President, Chief Accounting Officer, (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature to this Annual Report on Form 10-K appears below hereby constitutes and appoints Alan H. Cohen and Steven J. Schneider as such person’s true and lawful attorney-in-fact and agent with full power of substitution for such person and in such person’s name, place and stead, in any and all capacities, to sign and to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents in connection therewith, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any substitute therefore, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 8, 2003	/s/ ALAN H. COHEN Alan H. Cohen, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2003	/s/ DAVID I. KLAPPER David I. Klapper, Senior Executive Vice President, and Director

Date: May 8, 2003	/s/ LARRY J. SABLOSKY Larry J. Sablosky, Senior Executive Vice President and Director

Date: May 8, 2003	/s/ JONATHAN K. LAYNE Jonathan K. Layne, Director

Date: May 8, 2003	/s/ JEFFREY H. SMULYAN Jeffrey H. Smulyan, Director

Date: May 8, 2003	/s/ STEPHEN GOLDSMITH Stephen Goldsmith, Director

Date: May 8, 2003	/s/ BILL KIRKENDALL Bill Kirkendall, Director

CERTIFICATIONS

I, Alan H. Cohen, certify that:

1.	I have reviewed this annual report on Form 10-K of The Finish Line, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 8, 2003

By:	/s/ ALAN H. COHEN
Alan H. Cohen President and Chief Executive Officer

I, Steven J. Schneider, certify that:

1.	I have reviewed this annual report on Form 10-K of The Finish Line, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 8, 2003

By:	/s/ STEVEN J. SCHNEIDER
Steven J. Schneider Executive Vice President, COO and Chief Financial Officer

Index to Financial Statement Schedule	Page
II—Valuation and Qualifying Accounts	40

THE FINISH LINE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

COL A	COL B	COL C		COL D		COL E
		Additions
Description	Balance at Beg. of Period	Charged to Costs and Expense	Charged to Other Accounts- Describe	Deductions- Describe		Balance at End of Period
Year ended March 3, 2001:
Deducted from asset account:
Reserve for inventory obsolescence	$4,300	$7,575	—	—		$11,875

Total	$4,300	$7,575	$0	$0		$11,875

Year ended March 2, 2002:
Deducted from asset account:
Reserve for inventory obsolescence	$11,875	$—	—	$(9,518	)*	$2,357

Total	$11,875	$0	$0	$(9,518)		$2,357

Year ended March 1, 2003:
Deducted from asset account:
Reserve for inventory obsolescence	$2,357	$619	—	—		$2,976

Total	$2,357	$619	$0	$0		$2,976

*	For the year ended March 2, 2002, the $9,518 in deductions primarily represents charges related to inventory reductions incurred in accordance with the Company’s repositioning plan.

All supporting schedules other than the above have been omitted because they are not required or the information to be set forth therein is included in the financial statements or in the notes thereto.

Exhibit Index

Exhibit Number	Description

10.34	Third Amendment to Credit Agreement among The Finish Line, Inc., the Lenders signatory thereto and National City Bank of Indiana, as Agent, dated February 21, 2003.

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Ernst & Young LLP (independent auditors).

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.