Form 10-Q
period 2003-05-31
FINISH LINE INC /DE/
filed 2003-07-01
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended May 31, 2003

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

Yes ☒     No ☐

Shares of common stock outstanding at June 20, 2003:

Class A 19,621,825

Class B 3,572,810

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31, 2003	June 1, 2002	March 1, 2003
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,823	$72,585	$73,399
Marketable securities	502	3,316	506
Accounts receivable	3,859	3,626	5,854
Merchandise inventories	182,240	161,931	158,780
Other	12,177	10,717	8,693

Total current assets	269,601	252,175	247,232

PROPERTY AND EQUIPMENT:
Land	315	315	315
Building	8,709	11,108	8,730
Leasehold improvements	110,042	98,853	106,409
Furniture, fixtures, and equipment	54,368	46,391	54,019
Construction in progress	9,218	3,465	4,526

	182,652	160,132	173,999
Less accumulated depreciation	80,867	69,818	79,037

	101,785	90,314	94,962
OTHER ASSETS:
Deferred income taxes	7,172	8,395	7,884

	$378,558	$350,884	$350,078

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31, 2003	June 1, 2002	March 1, 2003
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,154	$73,335	$54,770
Employee compensation	4,850	4,535	8,287
Accrued property and sales taxes	4,311	3,840	4,841
Deferred income taxes	7,033	3,705	5,800
Other liabilities and accrued expenses	8,004	7,204	7,979

Total current liabilities	102,352	92,619	81,677
Long-term deferred rent payments	8,930	8,734	8,900

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—30,000
Shares issued—(May 31, 2003 – 22,498; June 1, 2002 – 22,045; March 1, 2003 – 22,048)	225	220	220
Shares outstanding—(May 31, 2003 – 19,249; June 1, 2002 – 20,124; March 1, 2003 – 18,695)
Class B:
Shares authorized—12,000
Shares issued and outstanding—(May 31, 2003 – 3,898; June 1, 2002 – 4,351; March 1, 2003 – 4,348)	39	44	44
Additional paid-in capital	124,637	123,986	124,347
Retained earnings	168,285	140,382	161,742
Accumulated other comprehensive income	—	4	2
Treasury stock—(May 31, 2003 – 3,249; June 1, 2002 – 1,921; March 1, 2003 – 3,353)	(25,910)	(15,105)	(26,854)

Total stockholders’ equity	267,276	249,531	259,501

Total liabilities and stockholders’ equity	$378,558	$350,884	$350,078

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 31, 2003	June 1, 2002
Net sales	$207,805	$170,576
Cost of sales (including occupancy expense)	147,094	121,998

Gross profit	60,711	48,578
Selling, general, and administrative expenses	50,525	43,089

Operating income	10,186	5,489
Interest income – net	200	348

Income before income taxes	10,386	5,837
Provision for income taxes	3,843	2,160

Net income	$6,543	$3,677

Basic net income per share	$.28	$.15

Basic weighted average shares	23,093	24,406

Diluted net income per share	$.28	$.15

Diluted weighted average shares	23,678	24,986

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)—(Unaudited)

	Thirteen Weeks Ended
	May 31, 2003	June 1, 2002
OPERATING ACTIVITIES:
Net income	$6,543	$3,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,590	4,218
Deferred income taxes	1,945	372
Loss on disposal of property and equipment	79	227
Changes in operating assets and liabilities:
Accounts receivable	1,995	(1,405)
Merchandise inventories	(23,460)	(20,053)
Other current assets	(3,484)	(3,044)
Accounts payable	23,384	22,427
Employee compensation	(3,437)	(3,233)
Other liabilities and accrued expenses	(505)	(3,137)
Deferred rent payments	30	120

Net cash provided by operating activities	7,680	169

INVESTING ACTIVITIES:
Purchases of property and equipment	(11,519)	(4,028)
Proceeds from disposal of property and equipment	27	7
Proceeds from sale of marketable securities	1	10

Net cash used in investing activities	(11,491)	(4,011)

FINANCING ACTIVITIES:
Proceeds and tax benefits from exercise of stock options	1,235	1,917

Net cash provided by financing activities	1,235	1,917

Net decrease in cash and cash equivalents	(2,576)	(1,925)
Cash and cash equivalents at beginning of period	73,399	74,510

Cash and cash equivalents at end of period	$70,823	$72,585

See accompanying notes

The Finish Line, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of The Finish Line, Inc. and its wholly-owned subsidiaries Spike’s Holding, Inc. and Finish Line Transportation Co., Inc. (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.

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

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended March 1, 2003.

2.    Stock Based Compensation

In December 2002, the FASB issued Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation.” FAS 148 is effective for fiscal years ending after December 15, 2002, and gives further guidance regarding methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and regarding disclosure requirements as previously defined in FAS 123. The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation would have been as follows for the first quarter ended:

	May 31, 2003	June 1, 2002
	(in thousands except per share data)
Net income as reported	$6,543	$3,677
Total stock based employee compensation expense using the fair value based method, net of related tax	(517)	(486)

Pro forma net income	$6,026	$3,191

Diluted earnings per share
As reported	$.28	$.15
Pro forma	.26	.13
Basic earnings per share
As reported	$.28	$.15
Pro forma	.27	.13

No individual options were granted during the three month periods ended May 31, 2003 and June 1, 2002. The fair values for all years were determined using a Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Dividend yield	0%	0%
Volatility	74.7%	75.7%
Risk-free interest rate	3.78%	5.14%
Expected life	7 years	7 years

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended March 1, 2003.

Results of Operations

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended
	May 31, 2003	June 1, 2002
	(Unaudited)
Net sales	100.0%	100.0%
Cost of sales (including occupancy expenses)	70.8	71.5

Gross profit	29.2	28.5
Selling, general and administrative expenses	24.3	25.3

Operating income	4.9	3.2
Interest income – net	.1	.2

Income before income taxes	5.0	3.4
Provision for income taxes	1.9	1.2

Net income	3.1%	2.2%

THIRTEEN WEEKS ENDED MAY 31, 2003 COMPARED TO THIRTEEN WEEKS ENDED JUNE 1, 2002

Net sales increased 21.8% to $207.8 million for the thirteen weeks ended May 31, 2003 from $170.6 million for the thirteen weeks ended June 1, 2002. Of this increase, $11.2 million was attributable to an 8.6% increase in the number of stores open during the period from 451 at June 1, 2002 to 490 at May 31, 2003. The balance of the increase was attributable to a $545,000 increase in net sales from the existing stores open only part of the first thirteen weeks of last year and a comparable store sales increase of 14.1% for the thirteen weeks ended May 31, 2003 for those stores opened during the entire thirteen weeks of last year. Comparable net footwear sales for the thirteen weeks ended May 31, 2003 increased 9.8% while comparable net activewear and accessories sales increased 37.0% for the comparable period. Net sales per square foot increased to $72 for the thirteen weeks ended May 31, 2003 compared to $62 for the thirteen weeks ended June 1, 2002.

Gross profit for the thirteen weeks ended May 31, 2003 was $60.7 million, an increase of $12.1 million over the thirteen weeks ended June 1, 2002. During this same period, gross profit increased to 29.2% of net sales versus 28.5% for the prior year. This 0.7% increase was due to a 1.7% improvement in occupancy costs as a percentage of net sales along with a 0.1% improvement in inventory shrink, which was partially offset by a 1.1% decrease in margin for products sold. The occupancy costs improvement was a result of increased sales productivity at the stores along with benefit from the closing or renegotiation of lease terms for under-performing stores. Product margins decreased due to the continued promotional environment and increased clearance activity in the last half of the quarter.

Selling, general and administrative expenses increased $7.4 million (17.3%) to $50.5 million (24.3% of net sales) for the thirteen weeks ended May 31, 2003 from $43.1 million (25.3% of net sales) for the thirteen weeks ended June 1, 2002. This dollar increase was primarily attributable to the operating costs related to operating 39 additional stores at May 31, 2003 versus June 1, 2002.

Net interest income was $200,000 (0.1% of net sales) for the thirteen week period ended May 31, 2003 compared to $348,000 (0.2% of net sales) for the thirteen weeks ended June 1, 2002, a decrease of $148,000. This decrease was primarily due to decreased yields on its invested balances compared to the prior year.

The Company’s provision for income taxes increased $1.7 million to $3.8 million for the thirteen weeks ended May 31, 2003 compared to $2.2 million for the thirteen weeks ended June 1, 2002. The increase is due to the increased level of income before income taxes for the thirteen weeks ended May 31, 2003 as the effective tax rate for both periods presented was 37%.

Net income increased 77.9% to $6.5 million for the thirteen weeks ended May 31, 2003 compared to $3.7 million for the thirteen weeks ended June 1, 2002. Diluted net income per share increased 86.7% to $.28 for the thirteen weeks ended May 31, 2003 compared to diluted net income per share of $.15 for the thirteen weeks ended June 1, 2002. Diluted weighted average shares outstanding were 23,678,000 and 24,986,000 respectively, for the thirteen weeks ended May 31, 2003 and June 1, 2002. The decrease in weighted average shares outstanding was the result of the Company’s stock repurchase plan, which was partially offset by shares issued upon exercise of Company stock options.

Liquidity and Capital Resources

The Company had net cash provided of $7.7 million from its operating activities during the thirteen weeks ended May 31, 2003 as compared to net cash provided from operating activities of $169,000 during the quarter ended June 1, 2002.

The Company had a net use of cash from its investing activities of $11.5 million and $4.0 million for the thirteen weeks ended May 31, 2003 and June 1, 2002, respectively. The $11.5 million use of cash in 2003 is primarily due to new and remodeled stores construction along with the start of the expansion of the Corporate Office and Distribution Center.

The Company’s working capital was $167.2 million at May 31, 2003 which was a $1.6 million increase from $165.6 million at March 1, 2003.

Merchandise inventories were $182.2 million at May 31, 2003 compared to $158.8 million at March 1, 2003 and $161.9 at June 1, 2002. On a per square foot basis, merchandise inventories at May 31, 2003 increased 5.6% compared to June 1, 2002, and were 12.7% higher than at March 1, 2003.

At May 31, 2003, the Company had cash and cash equivalents of $70.8 million, marketable securities of $502,000 and no interest bearing debt. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days. The marketable securities mature in July 2003 and are invested in tax exempt municipal obligations. Marketable securities are classified as available-for-sale and are available to support current operations.

The Company plans to open 55 stores in fiscal 2004, remodel 20 existing stores and close 5 to 10 stores. In addition, the Company has broken ground on the expansion of the existing Corporate Office and Distribution Center in Indianapolis with an addition of 375,000 square feet. This project is estimated to cost $20-$21 million with completion in 2004. Based on these projects, the Company now expects capital expenditures for the current fiscal year to approximate $49-$50 million. Management believes that cash and marketable securities on hand, operating cash flow and the Company’s existing $50,000,000 bank facility, which expires on September 20, 2005, will provide sufficient capital to complete the Company’s fiscal 2004 store expansion program and to satisfy the Company’s other capital requirements through fiscal 2004.

ITEM 3.

QUANTITVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISKS

For a discussion of the Company’s market-risk associated with interest rates as of March 1, 2003 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2003. For the thirteen weeks ended May 31, 2003, there has been no significant change in related market risk factors.

ITEM 4.

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Chief Operating Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in all material respects in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

(a) Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on March 27, 2003 with respect to a press release issued by the Company on March 27, 2003 relating to the Company’s fourth quarter earnings and a report on Form 8-K on April 30, 2003 with respect to certain officers entering into Sales Plans under SEC Rule 10b5-1. Subsequent to the thirteen week period ending May 31, 2003 the Company filed a report on Form 8-K with respect to a press release issued by the Company on June 5, 2003 relating to the Company’s first quarter sales release and a report on Form 8-K on June 30, 2003 with respect to a press release issued by the Company on June 30, 2003 relating to the Company’s first quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: June 30, 2003	By:	/s/ Kevin S. Wampler
Kevin S. Wampler, Senior Vice President-Chief Accounting Officer and Assistant Secretary

CERTIFICATIONS

I, Alan H. Cohen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Finish Line, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date: June 30, 2003

By:    /s/  Alan H. Cohen

Alan H. Cohen

President and Chief Executive Officer

I, Steven J. Schneider, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Finish Line, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date:  June 30, 2003

By:    /s/  Steven J. Schneider

Steven J. Schneider

Executive Vice President, COO and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

99.1	Certification Purusant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.