Form 10-Q
period 2003-08-30
FINISH LINE INC /DE/
filed 2003-09-25
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the thirteen week period ended August 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act

Rule 12b-2).  Yes  ☒  No   ☐

Shares of common stock outstanding at September 19, 2003:

Class A	20,180,466
Class B	3,295,284

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS	August 30, 2003	August 31, 2002	March 1, 2003

	(Unaudited)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$106,491	$82,234	$73,399
Marketable securities	—	1,252	506
Accounts receivable	8,231	6,733	5,854
Merchandise inventories	188,853	160,078	158,780
Other	11,461	10,199	8,693

Total current assets	315,036	260,496	247,232
PROPERTY AND EQUIPMENT:
Land	315	315	315
Building	11,676	11,170	8,730
Leasehold improvements	115,441	101,455	106,409
Furniture, fixtures, and equipment	56,374	49,069	54,019
Construction in progress	12,341	3,688	4,526

	196,147	165,697	173,999
Less accumulated depreciation	84,719	72,995	79,037

	111,428	92,702	94,962
OTHER ASSETS:
Deferred income taxes	5,857	8,724	7,884

Total assets	$432,321	$361,922	$350,078

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 30, 2003	August 31, 2002	March 1, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
	(Unaudited)	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$100,651	$69,517	$54,770
Employee compensation	9,402	7,666	8,287
Accrued property and sales tax	6,463	5,501	4,841
Deferred income taxes	9,128	3,727	5,800
Other liabilities and accrued expenses	8,507	8,646	7,979

Total current liabilities	134,151	95,057	81,677
Long-term deferred rent payments	8,960	8,854	8,900
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized – 30,000 Shares issued (August 30, 2003 – 23,100; August 31, 2002 – 22,048; March 1, 2003 – 22,048) Shares outstanding (August 30, 2003 – 20,164; August 31, 2002 – 20,045; March 1, 2003 – 18,695)	231	220	220
Class B:
Shares authorized – 12,000 Shares issued and outstanding (August 30, 2003 – 3,295; August 31, 2002 – 4,348; March 1, 2003 – 4,348)	33	44	44
Additional paid-in capital	126,231	124,078	124,347
Retained earnings	185,812	149,484	161,742
Accumulated other comprehensive income	(2)	9	2
Treasury stock (August 30, 2003 – 2,936; August 31, 2002 – 2,002; March 1, 2003 – 3,353)	(23,095)	(15,824)	(26,854)

Total stockholders’ equity	289,210	258,011	259,501

Total liabilities and stockholders’ equity	$432,321	$361,922	$350,078

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30,	August 31,	August 30,	August 31,
	2003	2002	2003	2002
Net sales	$270,789	$204,280	$478,594	$374,856
Cost of sales (including occupancy expense)	184,379	143,634	331,473	265,632

Gross profit	86,410	60,646	147,121	109,224
Selling, general, and administrative expenses	58,103	47,515	108,628	90,604
Repositioning charge reversal	—	(1,126)	—	(1,126)

Operating income	28,307	14,257	38,493	19,746
Interest income – net	130	189	330	537

Income before income taxes	28,437	14,446	38,823	20,283
Provision for income taxes	10,910	5,345	14,753	7,505

Net income	$17,527	$9,101	24,070	$12,778

Basic earnings per share	$.75	$.37	$1.04	$.52

Basic weighted average shares	23,352	24,481	23,222	24,444

Diluted earnings per share	$.73	$.37	$1.01	$.51

Diluted weighted average shares	24,037	24,896	23,857	24,941

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) – (Unaudited)

	Twenty-Six Weeks Ended
	August 30,	August 31,
	2003	2002
OPERATING ACTIVITIES:
Net Income	$24,070	$12,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,222	8,513
Repositioning charge reversal	—	(1,126)
Deferred income taxes	5,355	65
Loss on disposal of property and equipment	84	448
Changes in operating assets and liabilities:
Accounts receivable	(2,377)	(4,512)
Merchandise inventories	(30,073)	(18,200)
Other current assets	(2,768)	(2,526)
Accounts payable	45,881	18,609
Employee compensation	1,115	(102)
Other current liabilities and accrued expenses	2,150	1,092
Deferred rent payments	60	240

Net cash provided by operating activities	52,719	15,279
INVESTING ACTIVITIES:
Purchases of property and equipment	(25,799)	(10,951)
Proceeds from disposal of property and equipment	27	26
Proceeds from maturity of available-for-sale marketable securities	1	2,071
Proceeds from sale of available-for-sale marketable securities	500	8

Net cash used in investing activities	(25,271)	(8,846)
FINANCING ACTIVITIES:
Proceeds and tax benefits from exercise of stock options	5,644	2,155
Common stock repurchased	—	(864)

Net cash provided by financing activities	5,644	1,291

Net increase in cash and cash equivalents	33,092	7,724
Cash and cash equivalents at beginning of period	73,399	74,510

Cash and cash equivalents at end of period	$106,491	$82,234

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

2. Stock Based Compensation

As allowed by FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The effect of net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the thirteen week and twenty-six week periods ended would have been as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002
	(in thousands except per share data)
Net income as reported	$17,527	$9,101	$24,070	$12,778
Total stock based employee compensation expense using the fair value based method, net of related tax	(435)	(389)	(952)	(875)

Pro forma net income	$17,092	$8,712	$23,118	$11,903

Diluted earnings per share
As reported	$.73	$.37	$1.01	$.51
Pro forma	$.72	$.36	$.98	$.49
Basic earnings per share
As reported	$.75	$.37	$1.04	$.52
Pro forma	$.74	$.37	$1.01	$.50

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 30,	August 31,	August 30,	August 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy expenses)	68.1	70.3	69.3	70.9

Gross profit	31.9	29.7	30.7	29.1
Selling, general and administrative expenses	21.5	23.3	22.7	24.1
Repositioning charge reversal	—	(.6)	—	(.3)

Operating income	10.4	7.0	8.0	5.3
Interest income – net	.1	.1	.1	.1

Income before income taxes	10.5	7.1	8.1	5.4
Provision for income taxes	4.0	2.6	3.1	2.0

Net income	6.5%	4.5%	5.0%	3.4%

Thirteen Weeks Ended August 30, 2003 Compared to Thirteen Weeks Ended August 31, 2002

Net sales increased 32.6% to $270.8 million for the thirteen weeks ended August 30, 2003 from $204.3 million for the thirteen weeks ended August 31, 2002. This increase in net sales was primarily attributable to an increase in the number of stores in operation along with a comparable store sales gain. As of August 30, 2003, the number of stores in operation increased 11.1% to 510 from 459 at August 31, 2002. During the thirteen weeks ended August 30, 2003, the Company’s comparable store sales increased 21.4% compared to the same period in the prior year. Comparable net footwear sales for the thirteen weeks ended August 30, 2003 increased 17.9%, while comparable net activewear and accessories sales for the comparable period increased 38.4%.

Gross profit for the thirteen weeks ended August 30, 2003 was $86.4 million, an increase of $25.8 million over the thirteen weeks ended August 31, 2002. During this same period, gross profit increased to 31.9% of net sales versus 29.7% for the prior year. Of this 2.2% increase, 1.5% was due to a decrease in occupancy costs as a percentage of net sales and .7% was due to an increase in margin for products sold.

Selling, general and administrative expenses increased $10.6 million (22.3%) to $58.1 million (21.5% of net sales) for the thirteen weeks ended August 30, 2003 from $47.5 million (23.3% of net sales) for the thirteen weeks ended August 31, 2002. This dollar increase was primarily attributable to the operating costs related to 51 additional stores at August 30, 2003 versus August 31, 2002. The decrease as a percentage of net sales was primarily a result of the 21.4% comparable store gain recorded for the quarter ended August 30, 2003.

Net interest income was $130,000 (.1% of net sales) for the thirteen weeks ended August 30, 2003, compared to net interest income of $189,000 (.1% of net sales) for the thirteen weeks ended August 31, 2002, a decrease of $59,000. This decrease was the result of decreased interest rates for invested cash balances for the thirteen weeks ended August 30, 2003 compared to the same period of the prior year.

The Company’s provision for income taxes increased $5.6 million for the thirteen weeks ended August 30, 2003. The dollar increase is due to the increased level of income before income taxes for the thirteen weeks ended August 30, 2003, and an increase in the effective tax rate to 38.4% for the thirteen weeks ended August 30, 2003 from 37.0% for the thirteen weeks ended August 31, 2002. The increase in the effective tax rate is due to increased state taxes along with decreased tax exempt interest from investments.

Net income increased 92.6% to $17.5 million for the thirteen weeks ended August 30, 2003 compared to $9.1 million for the thirteen weeks ended August 31, 2002. Diluted net income per share increased 97.3% to $.73 for the thirteen weeks ended August 30, 2003 compared to diluted net income per share of $.37 for the thirteen weeks ended August 31, 2002. The impact of reversing the remaining portion of the repositioning reserve was an increase of diluted net income per share by $.03 for the thirteen weeks ended August 31, 2002. Diluted weighted average shares outstanding were 24,037,000 and 24,896,000 for the thirteen weeks ended August 30, 2003 and August 31, 2002, respectively. The decrease in weighted average shares outstanding was the result of the Company’s stock repurchase plan, which was partially offset by shares issued upon exercise of Company stock options.

Twenty-Six Weeks Ended August 30, 2003 Compared to Twenty-Six Weeks Ended August 31, 2002

Net sales increased 27.7% ($103.7 million) to $478.6 million for the twenty-six weeks ended August 30, 2003 from $374.9 million for the twenty-six weeks ended August 31, 2002. Of this increase, $28.1 million was attributable to a 11.1 % increase in the number of stores open (59 stores opened less 8 stores closed) during the period from 459 at August 31, 2002 to 510 at August 30, 2003. The balance of the increase was due to a $6.5 million increase in net sales from the 14 stores open only part of the twenty-six week period last year, along with a comparable store sales increase of 18.1% for the twenty-six weeks ended August 30, 2003. Comparable net footwear sales for the twenty-six weeks ended August 30, 2003 increased 14.1.% while comparable net activewear and accessory sales increased 37.8%.

Gross profit for the twenty-six weeks ended August 30, 2003 was $147.1 million, an increase of $37.9 million over the twenty-six weeks ended August 31, 2002. Gross profit was 30.7% of net sales for the twenty-six weeks ended August 30, 2003 compared to 29.1% of net sales for the twenty-six weeks ended August 31, 2002. This 1.6% increase was due to a decrease in occupancy costs as a percentage of net sales.

Selling, general and administrative expenses increased $18.0 million (19.9%) to $108.6 million (22.7% of net sales) for the twenty-six weeks ended August 30, 2003 from $90.6 million (24.1% of net sales) for the twenty-six weeks ended August 31, 2002. This dollar increase was primarily attributable to the operating costs related to operating 51 additional stores at August 30, 2003 versus August 31, 2002. The decrease as a percentage of net sales was primarily a result of the 18.1% comparable store gain recorded for the six months ended August 30, 2003.

Net interest income was $330,000 (.1% of net sales) for the twenty-six weeks ended August 30, 2003, compared to net interest income of $537,000 (.1% of net sales) for the twenty-six weeks ended August 31, 2002, a decrease of $207,000. This decrease was the result of decreased interest rates for the invested cash balances for the comparable periods.

The Company’s provision for federal and state income taxes increased $7.3 million to $14.8 million for the twenty-six weeks ended August 30, 2003 from $7.5 million for the twenty-six weeks ended August 31, 2002. The dollar increase is due to the increased level of income before income taxes for the twenty-six weeks ended August 30, 2003 along with an increase in the effective tax rate to 38.0% for the twenty-six weeks ended August 30, 2003 from 37.0% for the twenty-six weeks ended August 31, 2002. The 1% increase in the effective tax rate is due to increased state taxes along with decreased tax exempt interest from investments.

Net income increased 88.4% to $24.1 million for the twenty-six weeks ended August 30, 2003 compared to $12.8 million for the twenty-six weeks ended August 31, 2002. Diluted net income per share increased 98.0% to $1.01 for the twenty-six weeks ended August 30, 2003 compared to diluted net income per share of $.51 for the twenty six weeks ended August 31, 2002. Diluted weighted average shares outstanding were 23,857,000 and 24,941,000, for the periods ended August 30, 2003 and August 31, 2002, respectively. The decrease in weighted average shares outstanding was the result of the Company’s stock repurchase plan, which was partially offset by shares issued upon exercise of Company stock options.

Liquidity and Capital Resources

The Company generated cash of $52.7 million from its operating activities during the twenty-six weeks ended August 30, 2003 as compared to $15.3 million during the twenty-six weeks ended August 31, 2002.

The Company had a net use of cash from its investing activities of $25.3 million and $8.8 million for the twenty-six weeks ended August 30, 2003 and August 31, 2002, respectively. In fiscal 2004, $25.8 million was used primarily for construction of new stores, remodeling of existing stores and the expansion of the corporate offices and distribution center. This amount was partially offset by $500,000 in net maturities of marketable securities.

Merchandise inventories were $188.9 million at August 30, 2003 compared to $158.8 million at March 1, 2003 and $160.1 million at August 31, 2002. On a per square foot basis, merchandise inventories at August 30, 2003 increased 8.5% compared to August 31, 2002.

The Company’s working capital was $180.9 million at August 30, 2003, an increase of $15.3 million from $165.6 million at March 1, 2003.

At August 30, 2003 the Company had cash and cash equivalents of $106.5 million, no marketable securities and no interest bearing debt. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days.

In fiscal 2004, the Company plans to open a total of 55-58 stores, remodel 25 existing stores and close 5 to 10 stores. In addition, the Company has broken ground on the expansion of the existing corporate office and Distribution Center in Indianapolis with an addition of 375,000 square feet. This project is estimated to cost $20-21 million with completion in 2004. Based on these projects, the Company now expects capital expenditures for fiscal 2004 to approximate an aggregate of $50-$51 million. Management believes that cash and marketable securities on hand, operating cash flow and the Company’s existing $50,000,000 bank facility, which expires on September 20, 2005, will provide sufficient capital to complete the Company’s fiscal 2004 store expansion program and to satisfy the Company’s other capital requirements through fiscal 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market-risk associated with interest rates as of March 1, 2003 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2003. For the thirteen weeks ended August 30, 2003, there has been no significant change in related market risk factors.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, the information we are required to disclose in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	Legal Proceedings

None.

ITEM 2:	Changes in Securities and Use of Proceeds

None.

ITEM 3:	Defaults Upon Senior Securities

None.

ITEM 4:	Submission of Matters to a Vote of Security Holders

(a)	The 2003 Annual Meeting of Stockholders was held on July 17, 2003.

(b)	The following directors were elected to serve until the 2004 Annual Meeting of Stockholders or until their successors have been duly elected and qualified. Of the 17,146,348 shares (1 vote per share) of Class A common stock and the 3,897,810 shares (10 votes per share) of Class B common stock represented at the meeting, the directors were elected by the following votes:

	Number Of Votes Received
Name	For	Against
Alan H. Cohen	53,038,177	3,086,271
David I. Klapper	52,609,843	3,514,605
Larry J. Sablosky	52,609,843	3,514,605
William Carmichael	55,534,746	589,702
Jeffrey H. Smulyan	55,481,476	642,972
Stephen Goldsmith	55,481,346	643,102
Bill Kirkendall	55,481,476	642,972

ITEM 5:	Other Information

None.

ITEM 6:	Exhibits and Reports on Form 8-K:

(a) Exhibits

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on June 5, 2003 with respect to a press release issued by the Company on June 5, 2003 relating to the Company’s first quarter sales release and a report on Form 8-K on June 30, 2003 with respect to a press release issued by the Company on June 30, 2003 relating to the Company’s first quarter earnings. Additionally, the Company filed a report on Form 8-K on July 31,

2003 with respect to certain officers entering into Sales Plans under SEC Rule 10b5-1c. Subsequent to the thirteen week period ending August 30, 2003 the Company filed a report on Form 8-K with respect to a press release issued by the Company on September 4, 2003 relating to the Company’s first quarter sales release and a report on Form 8-K on September 24, 2003 with respect to a press release issued by the Company on September 24, 2003 relating to the Company’s second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date:	September 24, 2003	By:	/s/ KEVIN S. WAMPLER
Kevin S. Wampler Senior Vice President – Chief Accounting Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes- Oxley Act of 2002.