Form 10-Q
period 2003-11-29
FINISH LINE INC /DE/
filed 2004-01-05
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended November 29, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Shares of common stock outstanding at December 26, 2003:

Class A	20,757,176
Class B	2,950,284

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 29, 2003	November 30, 2002	March 1, 2003
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,494	$36,977	$73,399
Marketable securities	—	745	506
Accounts receivable	12,129	9,035	5,854
Merchandise inventories	229,988	180,856	158,780
Income taxes recoverable	2,929	6,395	—
Other	4,904	11,753	8,693

Total current assets	301,444	245,761	247,232
PROPERTY AND EQUIPMENT:
Land	315	315	315
Building	11,676	8,730	8,730
Leasehold improvements	121,458	106,881	106,409
Furniture, fixtures, and equipment	59,076	53,425	54,019
Construction in progress	15,516	1,242	4,526

	208,041	170,593	173,999
Less accumulated depreciation	89,018	75,847	79,037

	119,023	94,746	94,962
OTHER ASSETS:
Deferred income taxes	5,099	6,916	7,884

Total assets	$425,566	$347,423	$350,078

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 29, 2003	November 30, 2002	March 1, 2003
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$88,687	$72,419	$54,770
Employee compensation	7,590	7,456	8,287
Accrued property and sales tax	5,021	3,755	4,841
Deferred income taxes	9,511	4,785	5,800
Other liabilities and accrued expenses	10,171	6,354	7,979

Total current liabilities	120,980	94,769	81,677
Long-term deferred rent payments	9,026	8,874	8,900
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—30,000
Shares issued—(November 29, 2003—23,445; November 30, 2002—22,048; March 1, 2003—22,048)
Shares outstanding—(November 29, 2003—20,739; November 30, 2002—18,684; March 1, 2003—18,695)	234	220	220
Class B:
Shares authorized—12,000
Shares issued and outstanding—(November 29, 2003—2,950 ; November 30, 2002—4,348; March 1, 2003—4,348)	30	44	44
Additional paid-in capital	128,397	124,142	124,347
Retained earnings	187,963	146,327	161,742
Accumulated other comprehensive income	(1)	6	2
Treasury stock—(November 29, 2003—2,706; November 30, 2002—3,364; March 1, 2003—3,353)	(21,063)	(26,959)	(26,854)

Total stockholders’ equity	295,560	243,780	259,501

Total liabilities and stockholders’ equity	$425,566	$347,423	$350,078

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty–Nine Weeks Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Net sales	$202,035	$147,877	$680,629	$522,733
Cost of sales (including occupancy expenses)	147,976	112,271	479,449	377,903

Gross profit	54,059	35,606	201,180	144,830
Selling, general, and administrative expenses	51,960	40,752	160,588	131,356
Repositioning charge reversal	—	—	—	(1,126)
Insurance income—tornado	(1,228)	—	(1,228)	—

Operating income (loss)	3,327	(5,146)	41,820	14,600
Interest income—net	143	137	473	674

Income (loss) before income taxes	3,470	(5,009)	42,293	15,274
Provision (benefit) for income taxes	1,319	(1,853)	16,072	5,652

Net income (loss)	$2,151	$(3,156)	$26,221	$9,622

Basic net income (loss) per share	$.09	$(.13)	$1.12	$.40

Basic weighted average shares	23,595	23,443	23,346	24,110

Diluted net income (loss) per share	$.09	$(.13)	$1.09	$.39

Diluted weighted average shares	24,313	23,659	24,009	24,514

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands) (Unaudited)

	Thirty-Nine Weeks Ended
	November 29, 2003	November 30, 2002
OPERATING ACTIVITIES:
Net income	$26,221	$9,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,521	12,812
Repositioning charge reversal	—	(1,126)
Deferred income taxes	6,496	2,931
Loss on destruction of property and equipment in a tornado	—	1,960
Loss on disposal of property and equipment	84	536
Changes in operating assets and liabilities:
Accounts receivable	(6,275)	(6,814)
Merchandise inventories	(71,208)	(38,978)
Other current assets	3,789	(4,080)
Accounts payable	33,917	21,511
Employee compensation	(697)	(312)
Accrued income taxes recoverable/payable	2,092	(6,395)
Other liabilities and accrued expenses	(2,649)	(2,946)
Deferred rent payments	126	260

Net cash provided by (used in) operating activities	5,417	(11,019)
INVESTING ACTIVITIES:
Purchases of property and equipment	(37,693)	(19,447)
Proceeds from disposal of property and equipment	27	131
Proceeds from sale available-for-sale marketable securities	1	11
Proceeds from maturity of available for sale of marketable securities	500	2,572

Net cash used in investing activities	(37,165)	(16,733)
FINANCING ACTIVITIES:
Proceeds and tax benefits from exercise of stock options	9,843	2,218
Common stock repurchased	—	(11,999)

Net cash provided by (used in) financing activities	9,843	(9,781)

Net decrease in cash and cash equivalents	(21,905)	(37,533)
Cash and cash equivalents at beginning of period	73,399	74,510

Cash and cash equivalents at end of period	$51,494	$36,977

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

2. Stock Based Compensation

As allowed by FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The effect of net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the thirteen week and thirty-nine week periods ended would have been as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30 2002
	(in thousands except per share data)
Net income (loss) as reported	$2,151	$(3,156)	$26,221	$9,622
Total stock based employee compensation expense using the fair value based method, net of related tax	(533)	(438)	(1,503)	(1,313)

Pro forma net income (loss)	$1,618	$(3,594)	$24,718	$8,309

Diluted net income (loss) per share
As reported	$.09	$(.13)	$1.09	$.39
Pro forma	$.07	$(.15)	$1.04	$.35
Basic net income (loss) per share
As reported	$.09	$(.13)	$1.12	$.40
Pro forma	$.07	$(.16)	$1.07	$.35

3. Insurance Settlement

On September 20, 2002, the Company’s corporate office and distribution center located in Indianapolis, Indiana were damaged by a tornado. The distribution center sustained the majority of damage while the corporate offices, which are connected to the facility, suffered only minor damage.

The Company maintained comprehensive property insurance to cover physical damage to the facility (at replacement value) and its contents, including inventory (at retail value), as well as coverage for loss of business and extra expenses incurred as a result of an insured event. The Company has resolved and reported many of the insurance claims related to the tornado in prior periods. During the quarter ended November 29, 2003 a final settlement on the building portion of the insurance claim was received, which resulted in recognition of $1,228,000 of income.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and assumptions contained in this filing that do not directly and exclusively relate to historical facts are forward—looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Because such forward-looking statements contain risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to: changing consumer preferences; the Company’s inability to successfully market its footwear, apparel, accessories and other merchandise; price, product and other competition from other retailers (including internet and direct manufacturer sales); the unavailability of products; the inability to locate and obtain favorable lease terms for the Company’s stores; the loss of key employees, general economic conditions and adverse factors impacting the retail athletic industry; management of growth; and the other risks detailed in the Company’s Securities and Exchange Commission filings. The Company undertakes no obligation to update or to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below. The following discussion and analysis should be read in conjunction with the unaudited Financial Statements included elsewhere herein.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	73.2	75.9	70.4	72.3

Gross profit	26.8	24.1	29.6	27.7
Selling, general and administrative expenses	25.7	27.6	23.6	25.1
Repositioning charge reversal	—	—	—	(.2)
Insurance income—tornado	(.6)	—	(.2)	—

Operating income (loss)	1.7	(3.5)	6.2	2.8
Interest income—net	.1	.1	.1	.1

Income (loss) before income taxes	1.8	(3.4)	6.3	2.9
Provision (benefit) for income taxes	.7	(1.3)	2.4	1.1

Net income (loss)	1.1%	(2.1)%	3.9%	1.8%

Thirteen Weeks Ended November 29, 2003 Compared to Thirteen Weeks Ended November 30, 2002

Net sales increased 36.6% to $202.0 million for the thirteen weeks ended November 29, 2003 from $147.9 million for the thirteen weeks ended November 30, 2002. This increase in net sales was primarily attributable to a 24.8% increase in comparable store sales for the period along with an increase in net sales from new stores. As of November 29, 2003, the number of stores in operation increased 10.6% to 532 from 481 at November 30, 2002. Comparable footwear net sales for the thirteen weeks ended November 29, 2003¸ increased approximately 23.2% versus the thirteen weeks ended November 30, 2002. Comparable activewear and accessories net sales increased approximately 29.9% for the comparable period. Net sales per square foot increased to $65 from $52 for the same thirteen week period of the prior year.

Gross profit for the thirteen weeks ended November 29, 2003 was $54.1 million, an increase of $18.5 million over the thirteen weeks ended November 30, 2002. During this same period, gross profit increased to 26.8% of net sales versus 24.1% for the prior year. This 2.7% increase was due to a 2.6% decrease in occupancy costs as a percentage of net sales (primarily caused by the increase in net sales during the period) and a .1% increase in margin for merchandise sold.

Selling, general and administrative expenses increased $11.2 million (27.5%) to $52.0 million (25.7% of net sales) for the thirteen weeks ended November 29, 2003 from $40.8 million (27.6% of net sales) for the thirteen weeks ended November 30, 2002. This dollar increase was primarily attributable to the operating costs related to operating 51 additional stores at November 29, 2003 versus November 30, 2002. The decrease as a percentage of net sales was primarily a result of the 24.8% comparable store sales gain recorded for the thirteen weeks ended November 29, 2003.

On September 20, 2002 the Company’s corporate office and distribution center located in Indianapolis, Indiana were damaged by a tornado. The Company maintains comprehensive property insurance to cover physical damage to the facility (at replacement value) and its contents, including coverage for inventory at retail selling value. In November 2003 the Company recorded income of $1.2 million related to the settlement of the building portion of the insurance claim.

Net interest income was $143,000 (0.1% of net sales) for the thirteen weeks ended November 29, 2003, compared to net interest income of $137,000 (0.1% of net sales) for the thirteen weeks ended November 30, 2002.

The Company had a provision for income taxes of $1.3 million for the thirteen weeks ended November 29, 2003, as compared to a benefit for income taxes of $1.9 million for the thirteen weeks ended November 30, 2002. The increase is due to the increased level of income before income taxes for the thirteen weeks ended November 29, 2003, and an increase in the effective tax rate to 38.0% for the thirteen weeks ended November 29, 2003 from 37.0% for the thirteen weeks ended November 30, 2002, primarily the result of increases in state taxes.

Net income was $2.2 million for the thirteen weeks ended November 29, 2003 compared to a net loss of $3.2 million for the thirteen weeks ended November 30, 2002. Diluted net income per share was $.09 for the thirteen weeks ended November 29, 2003 compared to diluted net loss per share of $(.13) for the thirteen weeks ended November 30, 2002. Diluted weighted average shares outstanding were 24,313,000 and 23,659,000 for the thirteen weeks ended November 29, 2003 and November 30, 2002, respectively. The increase in weighted average shares outstanding was the result of shares issued upon exercise of Company stock options partially offset by the Company’s repurchase of shares of Class A Common Stock under its stock repurchase plan.

Thirty-Nine Weeks Ended November 29, 2003 Compared to Thirty-Nine Weeks Ended November 30, 2002

Net sales increased 30.2% ($157.9 million) to $680.6 million for the thirty-nine weeks ended November 29, 2003 from $522.7 million for the thirty-nine weeks ended November 30, 2002. Of this increase, $22.2 million was attributable to a 10.6% increase in the number of stores open (58 stores opened less 7 stores closed) during the period from 481 at November 30, 2002 to 532 at November 29, 2003. The balance of the increase was attributable to a $31.7 million increase in net sales from the existing stores open only part of the first thirty-nine weeks of last year along with a comparable store net sales increase of 20.0% for the thirty-nine weeks ended November 29, 2003. Comparable footwear net sales for the thirty-nine weeks ended November 29, 2003, increased approximately 16.5%. Comparable activewear and accessories net sales increased approximately 35.0% for the comparable period. Net sales per square foot increased to $227 from $189 for the same period of the prior year.

Gross profit for the thirty-nine weeks ended November 29, 2003 was $201.2 million, an increase of $56.4 million over the thirty-nine weeks ended November 29, 2002. During this same period gross profit increased to 29.6% of net sales versus 27.7% for the prior year. The increase was due to a 1.9% decrease in occupancy costs as a percentage of net sales primarily caused by the increase in net sales during the period.

Selling, general and administrative expenses increased $29.2 million (22.3%) to $160.6 million (23.6% of net sales) for the thirty-nine weeks ended November 29, 2003 from $131.4 million (25.1% of net sales) for the thirty-nine weeks ended November 30, 2002. This dollar increase was primarily attributable to the operating costs related to operating 51 additional stores at November 29, 2003 versus November 30, 2002. The decrease as a percentage of net sales was primarily a result of the 20.0% comparable store sales gain recorded for the thirty-nine weeks ended November 29, 2003.

On September 20, 2002 the Company’s corporate office and distribution center located in Indianapolis, Indiana were damaged by a tornado. The Company maintains comprehensive property insurance to cover physical damage to the facility (at replacement value) and its contents, including coverage for inventory at retail selling value. In November 2003 the Company recorded income of $1.2 million related to the settlement of the building portion of the insurance claim.

Net interest income was $473,000 (.1% of net sales) for the thirty-nine weeks ended November 29, 2003, compared to net interest income of $674,000 (.1% of net sales) for the thirty-nine weeks ended November 30, 2002, a decrease of $201,000. This decrease was the result of decreased interest rates for the invested cash balances for the comparable periods.

The Company’s provision for federal and state income taxes was $16.1 million for the thirty-nine weeks ended November 29, 2003 compared to $5.7 million for the thirty-nine weeks ended November 30, 2002. The $10.4 million increase in the provision is due to the increased level in income before income taxes for the thirty-nine weeks ended November 29, 2003, along with an increase in the effective tax rate to 38.0% for the thirty-nine weeks ended November 29, 2003 from 37.0% for the thirty-nine weeks ended November 30, 2002, primarily the result of increases in state taxes.

Net income increased 172.5% to $26.2 million for the thirty-nine weeks ended November 29, 2003 compared to $9.6 million for the thirty-nine weeks ended November 30, 2002. Diluted net income per share increased 179.5% to $1.09 for the thirty-nine weeks ended November 29, 2003 compared to diluted net income per share of $.39 for the thirty-nine weeks ended November 30, 2002. Diluted weighted average shares outstanding were 24,009,000 and 24,514,000 for the periods ended November 29, 2003 and November 30, 2002, respectively. The decrease in weighted average shares outstanding was the result of the Company repurchasing shares of its Class A Common Stock under the stock repurchase plan, which was partially offset by the exercise of Company stock options.

Liquidity and Capital Resources

The Company had net cash of $5.4 million provided by its operating activities during the thirty-nine weeks ended November 29, 2003 as compared to a net use of cash from its operating activities of $11.0 million during the thirty-nine weeks ended November 30, 2002. This increase was primarily the result of improved earnings.

The Company had a net use of cash from its investing activities of $37.2 million and $16.7 million for the thirty-nine week periods ended November 29, 2003 and November 30, 2002, respectively. Of the $37.2 million used in fiscal 2004, $37.7 million was used for new store construction, remodeling of existing stores and the expansion of the corporate office and distribution center. This amount was partially offset by $501,000 in net maturities and proceeds from marketable securities.

The Company had working capital of $180.5 million at November 29, 2003, an increase of $14.9 million from the working capital of $165.6 million at March 1, 2003.

Merchandise inventories were $230.0 million at November 29, 2003 compared to $158.8 million at March 1, 2003 and $180.9 million at November 30, 2002. As a result of planned early holiday receipts, merchandise inventories on a per square foot basis at November 29, 2003 increased approximately 17.8% compared to November 30, 2002.

At November 29, 2003 the Company had cash equivalents of $51.5 million and no interest bearing debt. Cash equivalents are primarily invested in tax exempt instruments with maturities of one to twenty-eight days.

Thus far in fiscal 2004, the Company has opened a total of 58 stores, remodeled 25 existing stores and closed 3 stores. The Company does not plan to open any additional new stores for the remainder of fiscal 2004. In fiscal 2005, the Company currently plans to open a total of 60 new stores, while remodeling 25 existing stores and closing 5 to 7 existing stores. In addition, the Company has made significant progress on the expansion of the existing corporate office and distribution center in Indianapolis with an addition of 375,000 square feet. This project is estimated to cost $20-21 million with completion in fiscal 2005. The Company now expects capital expenditures for fiscal 2004 to approximate an aggregate of $50-51 million. Management believes that cash and marketable securities on hand, operating cash flow and the Company’s existing $50,000,000 bank facility, which expires on September 20, 2005, will provide sufficient capital to complete the Company’s fiscal 2005 store expansion program and to satisfy the Company’s other capital requirements through fiscal 2005.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market-risk associated with interest rates as of March 1, 2003, see “Quantitative and Qualitative Disclosures about Market Risk, in Item 7A of Part II, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2003. For the thirty-nine weeks ended November 29, 2003, there has been no significant change in related market risk factors.

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

PART II. OTHER INFORMATION

ITEM 1:	Legal Proceedings

None.

ITEM 2:	Changes in Securities and Use of Proceeds

None.

ITEM 3:	Defaults Upon Senior Securities

None.

ITEM 4:	Submission of Matters to a Vote of Security-Holders

None.

ITEM 5:	Other Information

None.

ITEM 6:	Exhibits and Reports on Form 8-K:

(a) Exhibits
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on October 24, 2003 with respect to certain officers entering into Sales Plans under SEC Rule 10b5-1c. The Company filed a report on Form 8-K with respect to a press release issued by the Company on October 27, 2003 relating to senior management promotions. Subsequent to the thirteen week period ended November 29, 2003 the Company filed a report on Form 8-K with respect to a press release issued by the Company on December 4, 2003 relating to the Company’s third quarter sales release and a report on Form 8-K on January 5, 2004 with respect to a press release issued by the Company on January 5, 2004 relating to the Company’s third quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: January 5, 2004	By: /s/ Kevin S. Wampler

Kevin S. Wampler Executive Vice President—Chief Financial Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.