Form 10-K
period 2004-02-28
FINISH LINE INC /DE/
filed 2004-05-07
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 29, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $522,760,000, which was based on the last sale price reported for such date by NASDAQ.

The number of shares of the Registrant’s Common Stock outstanding on April 16, 2004 was:

Class A Common Stock: 21,193,026

Class B Common Stock: 2,865,284

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement dated June 21, 2004 for the Annual Meeting of Stockholders to be held on July 22, 2004 (hereinafter referred to as the “2004 Proxy Statement”) are incorporated into Part III.

PART I

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

Item 1—Business

General

The Finish Line, Inc. together with its wholly owned subsidiaries Spike’s Holding, Inc. and Finish Line Transportation Company, Inc. (the “Company” or “Finish Line”) is one of the largest mall-based specialty retailers of brand name athletic, outdoor and lifestyle footwear, activewear and accessories in the United States. As of April 16, 2004, the Company operated 545 stores in 46 states. A Finish Line store generally carries a large selection of men’s, women’s and children’s athletic and lifestyle shoes, as well as a broad assortment of activewear and accessories. Brand names offered by the Company include Nike, adidas, Reebok, K-Swiss, Phat Farm, New Balance, And 1, Timberland, Asics and Saucony.

The Company attempts to distinguish itself from other athletic footwear specialty retailers through larger mall-based store formats. Finish Line stores average 5,802 square feet, and the Company’s stores opened during fiscal 2004 averaged approximately 4,527 square feet. The Company’s strategy is to create an exciting and entertaining retail environment by continually updating store designs, and to operate a larger store size, which permits greater product depth and merchandising flexibility. Since activewear and accessories generally carry higher gross margins than footwear, Finish Line devotes a greater percentage of its sales area to these products than typical athletic footwear specialty stores. Activewear and accessories accounted for approximately 22% of the Company’s net sales in fiscal 2004.

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

New Store Openings.    Since the Company’s initial public offering in June 1992, Finish Line has expanded from 104 stores to 545 stores at April 16, 2004. The Company opened 58 new stores in fiscal 2004 and intends to open approximately 60 new stores in fiscal 2005. Total square footage increased 8.5% in fiscal 2004 over the prior year as a result of the Company’s continued expansion.

For fiscal 2005 the Company plans to increase its total square footage open by approximately 8% to 9% (60 new stores). Almost all of this square footage growth will result from the continued emphasis on smaller traditional stores averaging approximately 4,800 square feet. The Company expects that its new stores will be in both new and existing geographic markets.

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

Traditional Format Concept—The Company, as of April 16, 2004, operates 507 traditional format stores which are less than 10,000 square feet in size. They typically are stocked with 600-800 footwear styles and 10,000+ shoes. While the average size of all traditional concept stores is 5,143 square feet, traditional concept stores opened in fiscal 2004 averaged 4,527 square feet.

Larger Format Concept—The Company, as of April 16, 2004 operates 38 larger format stores which are more than 10,000 square feet in size. They are typically stocked with 1,000–1,300 footwear styles and 20,000–30,000+ shoes. This format offers Finish Line the opportunity to establish a dominant presence in the best major malls throughout the country. The Company did not open any larger format stores during fiscal year 2004 and will continue to evaluate malls for this concept.

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

	Year Ended
Category	February 28, 2004	March 1, 2003	March 2, 2002
Footwear	78%	80%	82%
Activewear/Accessories	22%	20%	18%

Total	100%	100%	100%

All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the corporate headquarters. The store manager and district manager, along with management at the Company’s headquarters, review the merchandise mix to adapt to permanent or temporary changes or trends in the marketplace.

The Company’s activewear/accessories sales have been positively affected by a fashion shift to licensed apparel. As a result, activewear/accessories have increased as a percent of total sales from 20% at March 1, 2003 to 22% at February 28, 2004. The Company believes that activewear/accessories sales will represent 22-23% of total sales in fiscal 2005.

Footwear

Finish Line’s distinctive shoe walls are stocked with the latest in athletic, casual and outdoor footwear that the industry has to offer, including: Nike, adidas, Reebok, Phat Farm, K-Swiss, New Balance, Timberland, And 1, Asics, Saucony and many others. To make shopping easier for customers, footwear is categorized into definable sections including: basketball, cross-training, running, fitness, tennis, cleated, golf, outdoor, casual and lifestyle. Most categories are available in men’s, women’s and children’s styles.

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

The Company’s apparel sales performed well during fiscal 2004 with the Company reporting positive apparel/accessory comparable sales gains in every quarter. The Company is working closely with the branded apparel vendors to continue this positive sales trend and has been developing new private label product offerings to provide more competitive introductory price points in key product categories. In March 2002, the Company launched its new private brand apparel line, Finish Line Blue Label. The Finish Line Blue Label brand is targeted toward the recently defined marketing edit point of a young, college-aged consumer who is “action addicted”.

Marketing

The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes television, direct mail, consumer print, outdoor, and the internet in its marketing efforts.

The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense for fiscal 2004 and fiscal 2003 was 1.5% and 1.7% of net sales, after deducting co-op reimbursements, respectively. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multimillion dollar advertising campaigns of its key suppliers, such as Nike, adidas, and Reebok.

The Company also uses in-store contests, promotions and event sponsorships, as well as a comprehensive public relations effort, to further market the Company.

Purchasing and Distribution

Finish Line’s footwear purchasing is coordinated through a centralized merchandising department under the direction of a Senior Vice President—General Merchandise Manager. The buying and merchandise departments are comprised of approximately 40 people. The footwear and activewear/accessories divisions consist of divisional merchandise managers, multiple buyers and associate buyers. Both buying divisions are supported by a planning and merchandising division, which consists of a Vice-President—Planning, planners, merchandisers and administrative assistants.

The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 127 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 56% and 54% of total purchases in fiscal 2004 and fiscal 2003, respectively. The Company purchased approximately 79% of total merchandise in both fiscal 2004 and fiscal 2003 from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

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

Store Operations

The Company’s Executive Vice President—Store Operations, two Vice Presidents—Stores and Store Operations, Regional Vice Presidents and district managers visit the stores regularly to review the implementation of Company plans and policies, monitor operations, and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at corporate headquarters. Each store has a store manager or co-managers that are responsible for supervision and overall operations, one or more assistant managers and additional full and part-time sales associates.

Regional, district and store managers receive a fixed salary and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All assistant store managers and sales associates are paid on an hourly basis.

Real Estate

As of April 16, 2004, Finish Line operated 545 stores in 46 states. With the exception of four strip-center stores, all Finish Line stores are located in enclosed shopping malls. The typical store format has a sales floor, which includes a try-on area, and a display area where each style of footwear carried in the store is displayed by category (e.g., basketball, tennis, running), and adjacent stock room where the footwear inventory is maintained. Sales floors in all stores represent approximately 65% to 75% of the total space.

Finish Line believes that its ability to obtain attractive, high traffic store locations, such as enclosed malls, is a critical element of its business and a key factor in its future growth and profitability. In determining new store locations, management evaluates market areas, in-mall locations, “anchor” stores, consumer traffic, mall sales per square foot, competition and occupancy, construction and other costs associated with opening a store. The Company believes that the number of desirable store sites likely to be available in the future will permit it to implement its growth strategy in total square footage.

Finish Line leases all of its stores. Initial lease terms of the stores generally range from five to ten years in duration without renewal options, although some of the stores are subject to leases for five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount.

Based upon expenditures for fiscal 2004, the Company estimates that the cash requirements during fiscal 2005 for opening a traditional new store (averaging approximately 4,750 square feet) will approximate $525,000. This estimate includes $325,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $300,000 ($200,000 net of payables) in inventory investment.

Competition

The Company’s business is highly competitive. Many of the products the Company sells are sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores, mass merchandisers, and internet e-tailers. Some of the Company’s primary competitors are large national and/or regional chains that have substantially greater financial and other resources than Finish Line. Among the Company’s competition are stores that are owned by major suppliers to the Company. To a lesser extent, the Company competes with mail order and local sporting goods and athletic specialty stores. In many cases, the Company’s stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases, which the Company enters into, do not restrict the opening of stores by competitors.

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

Seasonal Business

The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the late summer (late July through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal years ended February 28, 2004 and March 1, 2003 these periods accounted for approximately 33.5% and 32.0% of the Company’s annual sales, respectively.

Employees

As of April 3, 2004, the Company employed 12,066 persons, 2,926 of whom were full-time and 9,140 of whom were part-time. Of this total, 598 were employed at the Company’s Indianapolis, Indiana corporate headquarters and distribution center and 35 were employed as regional vice-presidents and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union and employee relations are generally considered good.

Retirement Plan

For fiscal 2004, the Company contributed cash in the amount of $1,476,000 (net of forfeitures) to the Company’s Profit Sharing Plan. While no assurances can be given that it will continue to do so in the future, the Company has in the past purchased on the open market its Class A Common Stock and later contributed it in lieu of cash to the Company’s Profit Sharing Plan. The Company made no such contributions of stock during fiscal 2004.

During 2001 the Company amended and restated the plan to add a 401(K) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of the employee’s wages. The Company contributed matching funds of approximately $1,177,000 in fiscal 2004 and $936,000 in fiscal 2003.

Trademarks

The Company has registered in the United States Patent and Trademark Office several trademarks relating to its business. The Company believes its trademark and service mark registrations are valid, and it intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks and service marks.

Available Information

The Company’s Internet address is http://www.finishline.com. The Company makes available free of charge through its Internet website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Securities Exchange Act of 1934, as amended, as soon as reasonable practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Investor Relations page on the Company’s website provides the Company’s Code of Ethics.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans under which equity services of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of February 28, 2004:

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Shares Remaining available for futures issuance under equity compensation plans (excluding Shares reflected in column (a))
Equity compensation plans approved by stockholders	1,507,565	$11.26	788,350
Equity compensation plans not approved By stockholders	0	N/A	0

Item 2—Properties

In November 1991, the Company moved into its existing corporate headquarters and distribution center located on 16 acres in Indianapolis, Indiana. The facility, which is owned by the Company, was designed and constructed to the Company’s specifications and includes automated conveyor and storage rack systems designed to reduce labor costs, increase efficiency in processing merchandise and enhance space productivity. In 1992, the Company purchased an additional 17 adjacent acres, thus bringing the total size of the headquarters property to 33 acres. The facility currently includes 46,000 square feet of office space and 256,000 square feet of warehouse space. On September 20, 2002, the Company’s corporate offices and distribution center were damaged by a tornado. The distribution center sustained the majority of damage while the corporate offices, which are connected to the facility, suffered only minor damage. The reconstruction was extensively completed by the end of June 2003. In April 2003, the Company began construction on a 375,000 square foot addition to the office and distribution center in Indianapolis, Indiana. This addition had been scheduled to begin in fiscal 2003 but was delayed due to the tornado damage. The Company anticipates construction of the warehouse to be completed by the end of May 2004 and the office by the end of September 2004.

Store Locations

At April 16, 2004, the Company operated 545 stores in 46 states. With the exception of four strip center stores, all Finish Line stores are located in enclosed shopping malls. The following table sets forth information concerning the Company’s stores.

State	Total	State	Total
Alabama	6	Nebraska	4
Arizona	9	Nevada	3
Arkansas	4	New Hampshire	4
California	25	New Jersey	13
Colorado	8	New Mexico	2
Connecticut	8	New York	30
Delaware	2	North Carolina	18
Florida	35	North Dakota	1
Georgia	17	Ohio	40
Idaho	1	Oklahoma	8
Illinois	34	Oregon	3
Indiana	21	Pennsylvania	34
Iowa	9	South Carolina	9
Kansas	8	South Dakota	1
Kentucky	7	Tennessee	14
Louisiana	7	Texas	37
Maine	3	Utah	3
Maryland	17	Vermont	3
Massachusetts	11	Virginia	21
Michigan	24	Washington	5
Minnesota	5	West Virginia	6
Mississippi	3	Wisconsin	8
Missouri	13	Wyoming	1

		Total	545

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

	Fiscal 2004		Fiscal 2003
Quarter Ended	High	Low	High	Low
May	$19.80	$11.81	$20.87	$13.72
August	27.89	19.41	18.26	8.50
November	32.00	24.75	10.64	7.25
February	35.14	27.68	13.45	9.31

The Class A Common Stock has traded on the Nasdaq National Market under the symbol FINL since the Company became a public entity in June 1992. As of April 16, 2004, there were approximately 278 holders of Class A Common Stock and three holders of Class B Common Stock. The Company believes that the number of beneficial holders of its Class A Common Stock was in excess of 500 as of that date. Since its initial public offering in June 1992, the Company has not declared any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. See Management’s Discussion and Analysis and Note 3 of Notes to Consolidated Financial Statements for restrictions on the Company’s ability to pay dividends.

Item 6—Selected Financial Data

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002	March 3, 2001	February 26, 2000
	(in thousands, except per share and store operating data)
Income Statement Data:
Net sales	$985,891	$757,159	$701,426	$663,906	$585,963
Cost of sales (including occupancy costs)	686,987	542,303	508,533	491,527	423,505

Gross profit	298,904	214,856	192,893	172,379	162,458
Selling, general and administrative expenses	224,540	183,072	167,681	156,820	139,273
Insurance settlement	(1,228)	(7,382)	—	—	—
Asset impairment charges	—	1,364	—	6,778	—
Repositioning charges (reversals)	—	(1,126)	(2,003)	3,806	—

Operating income	75,592	38,928	27,215	4,975	23,185
Interest income—net	651	814	1,610	970	826

Income before income taxes	76,243	39,742	28,825	5,945	24,011
Income taxes	28,973	14,705	10,377	2,200	8,404

Net income	$47,270	$25,037	$18,448	$3,745	$15,607

Earnings Per Share Data:
Basic earnings per share	$2.01	$1.05	$.76	$.15	$.63

Diluted earnings per share	$1.96	$1.03	$.75	$.15	$.62

Share Data(1):
Basic weighted-average shares	23,470	23,841	24,312	24,458	24,848

Diluted weighted-average shares	24,136	24,221	24,683	24,663	25,039

Selected Store Operating Data:
Number of stores
Opened during period	58	37	27	34	55
Closed during period	4	9	14	7	4
Open at end of period	531	477	449	436	409
Total square feet(2)	3,080,995	2,838,807	2,694,380	2,653,886	2,478,930
Average square feet per store(2)	5,802	5,951	6,001	6,087	6,061
Net sales per square foot for comparable stores(3)	$325	$273	$262	$256	$272
Increase (decrease) in comparable store net sales(3)(4)	19.7%	3.5%	4.5%	1.3%	(2.6)%
Balance Sheet Data:
Working capital	$204,204	$165,555	$153,846	$133,640	$124,898
Total assets	425,553	350,078	328,347	308,868	289,095
Total debt	—	—	—	—	—
Stockholders’ equity	323,326	259,501	243,954	226,747	222,392

(1)	Consists of weighted-average common and common equivalent shares outstanding for the period
(2)	Computed as of the end of each fiscal period
(3)	Calculated excluding sales for the 53rd week of fiscal 2001
(4)	Calculated in 2003 and prior using those stores that were open for the full current fiscal period and were also open for the full prior fiscal period. Calculated in 2004 including all stores that are open at the period end and that have been open more than one year. Accordingly, stores opened and closed during the period are not included. The change in the calculation of comparable store net sales was adopted on August 31, 2003 and had no material effect on the 2004 results.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Finish Line, Inc. is one of the largest mall-based specialty retailers of brand name athletic, outdoor and lifestyle footwear, activewear and accessories in the United States. A Finish Line store generally caries a large selection of men’s, women’s and children’s athletic and lifestyle footwear, as well as a broad assortment of activewear and accessories. As of April 16, 2004 the Company operated 545 retail stores in 46 states and a direct to consumer business through Finishline.com.

Finish Line differentiates itself from other athletic footwear specialty retailers by operating larger mall based store formats which average 5,802 square feet. Operating a larger store allows the Company to carry more footwear styles on average compared to our competitors and provides merchandising flexibility. A typical store is stocked with 600-800 footwear styles and 10,000+ shoes.

The Company has grown its sales and number of stores operated every year since its initial public offering in June 1992. The Company plans to continue this growth in fiscal 2005 with approximately 60 new store openings and increasing sales in our existing stores.

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	69.7	71.6	72.5

Gross profit	30.3	28.4	27.5
Selling, general and administrative expenses	22.8	24.2	23.9
Insurance settlement	(0.1)	(1.0)	—
Asset impairment charges	—	0.2	—
Repositioning reversals	—	(0.1)	(0.3)

Operating income	7.6	5.1	3.9
Interest income—net	0.1	0.1	0.2

Income before income taxes	7.7	5.2	4.1
Income taxes	2.9	1.9	1.5

Net income	4.8%	3.3%	2.6%

General.    The following discussion and analysis should be read in conjunction with the information set forth under “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The table above sets forth operating data of the Company as a percentage of net sales for the periods indicated.

Critical Accounting Policies.    Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to the valuation of inventory, the potential impairment of long-lived assets and income taxes. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Valuation of Inventory.    Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. The Company’s valuation of inventory includes a markdown reserve for merchandise that will be sold below cost and a shrink reserve. The markdown reserves value is based upon historical information and assumptions about future demand and market conditions. The shrink reserve value is based on historical information and assumptions as to current shrink trends. It is possible that changes to the markdown and shrink reserves could be required in future periods due to changes in market conditions.

Impairment of Long-Lived Assets.    The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amounts of such assets may not be recoverable. The Company considers historical performances and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.

Income Taxes.    Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2004 would not have a material effect in the carrying value of the net deferred tax liability.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Fiscal 2004 Compared to Fiscal 2003.    Net sales for fiscal 2004 were $985.9 million, an increase of $228.7 million or 30.2% over fiscal 2003. Of this increase, $35.2 million was attributable to an increase from the 37 existing stores open only part of fiscal 2003, and $49.1 million was attributable to an 11.3% increase in the number of stores open (58 stores opened less 4 stores closed) during the period from 477 at the end of fiscal 2003 to 531 at the end of fiscal 2004. The balance of the increase in net sales was attributable to a comparable store net sales increase of 19.7% in fiscal 2004. Comparable net footwear sales increased 15.9% for fiscal 2004 while comparable net activewear and accessories sales increased by 35.1%.

Gross profit, which includes product margin, net of shrink, less store occupancy costs, for fiscal 2004 was $298.9 million compared to gross profit of $214.9 million in fiscal 2003. This was an increase of approximately $84.0 million or 39.1% over fiscal 2003, and an increase of approximately 1.9% as a percent of net sales. This 1.9% increase is due to a 1.8% decrease in occupancy costs as a percentage of net sales and a 0.1% improvement in inventory shrink.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative expenses were $224.5 million, an increase of $41.5 million or 22.7% over fiscal 2003, and decreased to 22.8% from 24.2% as a percentage of net sales. The dollar increase was primarily attributable to the operating costs related to the 58 additional stores opened during 2004. The decrease as a percentage of net sales was driven by increased sales productivity which provided significant leverage of selling, general and administrative expenses.

On September 20, 2002 the Company’s corporate office and distribution center located in Indianapolis, Indiana were damaged by a tornado. The Company maintains comprehensive property insurance including coverage for inventory at retail selling value. In November 2003, the Company recorded a gain of $1.2 million related to settlement of the building portion of the claim. In fiscal 2003, the Company recorded income of $7.4 million related to settlement of the inventory portion of the insurance claim. The Company expects to complete the claim for any remaining open matters in the first quarter of fiscal 2005. No funds have been received or settlement, if any, agreed to with respect to any losses for business interruption.

Net interest income for fiscal 2004 was $651,000 compared to net interest income of $814,000 for fiscal 2003. The decrease was the result of decreased interest rates for the invested cash balances for the comparable periods.

Income tax expense was $29.0 million for fiscal 2004 compared to $14.7 million for fiscal 2003. The increase in the Company’s provision for federal and state taxes in 2004 is due to the increased level of income before taxes along with an increase in the effective tax rate to 38% for fiscal 2004 compared to 37% in fiscal 2003, primarily the result of increases in state taxes.

Net income increased 88.8% to $47.3 million for fiscal 2004 compared to $25.0 million for fiscal 2003. Diluted net income per share increased 90.3% to $1.96 for fiscal 2004 compared to $1.03 for fiscal 2003. Diluted weighted average shares outstanding were 24,136,000 and 24,221,000, for fiscal 2004 and 2003, respectively.

Fiscal 2003 Compared to Fiscal 2002.    Net sales for fiscal 2003 were $757.2 million, an increase of $55.7 million or 7.9% over fiscal 2002. Of this increase, $16.4 million was attributable to an increase from the 27 existing stores open only part of fiscal 2002, and $18.8 million was attributable to a 6.2% increase in the number of stores open (37 stores opened less 9 stores closed) during the period from 449 at the end of fiscal 2002 to 477 at the end of fiscal 2003. The balance of the increase in net sales was attributable to a comparable store net sales increase of 3.5% in fiscal 2003. Comparable net footwear sales increased 0.9% for fiscal 2003 while comparable net activewear and accessories sales increased by 15.2%.

Gross profit, which includes product margin, net of shrink, less store occupancy costs, for fiscal 2003 was $214.9 million. Compared to gross profit of $192.9 million in fiscal 2002. This was an increase of approximately $22.0 million or 11.4% over fiscal 2002, and an increase of approximately 0.9% as a percent of net sales. This 0.9% increase is due to a 0.6% increase in margin for product sold, a 0.2% improvement in inventory shrink and a 0.1% decrease in occupancy costs as a percentage of net sales.

Selling, general and administrative expenses were $183.1 million in fiscal 2003, an increase of $15.4 million or 9.2% over fiscal 2002, and increased to 24.2% from 23.9% as a percentage of net sales. The dollar increase was primarily attributable to the operating costs related to the 28 additional stores opened during 2003. The increase as a percentage of net sales was driven by higher freight costs and higher marketing costs associated with the Company’s branding campaign.

On September 20, 2002 the Company’s corporate office and distribution center located in Indianapolis, Indiana were damaged by a tornado. The Company maintains comprehensive property insurance including

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

coverage for inventory at retail selling value. In February 2003, the Company recorded income of $7.4 million related to settlement of the inventory portion of the insurance claim.

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

In connection with the store closings, the Company established a reserve for future lease payments after store closures and the balance at March 2, 2002 was $1.4 million. The reserve was reduced to zero in fiscal 2003 which represented payments of $243,000 and a decrease in the expected future store closure obligation of $1.1 million, which was taken back into income as a change in the estimate based on the related stores improved performance.

Net interest income for fiscal 2003 was $814,000 compared to net interest income of $1.6 million for fiscal 2002. The decrease was the result of decreased interest rates for the invested cash balances for the comparable periods. In addition, during fiscal 2003 the Company switched to tax exempt investments for the majority of the investments.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Quarter ended
	May 31, 2003		August 30, 2003		November 29, 2003		February 28, 2004
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$207,805	100.0%	$270,789	100.0%	$202,035	100.0%	$305,262	100.0%
Cost of sales (including occupancy costs)	147,094	70.8	184,379	68.1	147,976	73.2	207,538	68.0

Gross profit	60,711	29.2	86,410	31.9	54,059	26.8	97,724	32.0
Selling, general and administrative expenses	50,525	24.3	58,103	21.5	51,960	25.7	63,952	21.0
Insurance settlement	—	—	—	—	(1,228)	(0.6)	—	—

Operating income	10,186	4.9	28,307	10.4	3,327	1.7	33,772	11.0
Interest income—net	200	0.1	130	0.1	143	0.1	178	0.1

Income before income taxes	10,386	5.0	28,437	10.5	3,470	1.8	33,950	11.1
Income taxes	3,843	1.9	10,910	4.0	1,319	0.7	12,901	4.2

Net income	$6,543	3.1%	$17,527	6.5%	$2,151	1.1	$21,049	6.9

Basic earnings per share	$0.28		$0.75		$0.09		$0.88

Diluted earnings per share	$0.28		$0.73		$0.09		$0.86

	Quarter ended
	June 1, 2002		August 31, 2002		November 30, 2002		March 1, 2003
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$170,576	100.0%	$204,280	100.0%	$147,877	100%	$234,426	100%
Cost of sales (including occupancy costs)	121,998	71.5	143,634	70.3	112,271	75.9	164,400	70.1

Gross profit	48,578	28.5	60,646	29.7	35,606	24.1	70,026	29.9
Selling, general and administrative expenses	43,089	25.3	47,515	23.3	40,752	27.6	51,716	22.1
Insurance settlement	—	—	—	—	—	—	(7,382)	(3.2)
Asset impairment charges	—	—	—	—	—	—	1,364	0.6
Repositioning reversals—net	—	—	(1,126)	(0.6)	—	—	—	—

Operating income (loss)	5,489	3.2	14,257	7.0	(5,146)	(3.5)	24,328	10.4
Interest income—net	348	0.2	189	0.1	137	0.1	140	0.1

Income (loss) before income taxes	5,837	3.4	14,446	7.1	(5,009)	(3.4)	24,468	10.5
Income taxes (benefit)	2,160	1.2	5,345	2.6	(1,853)	(1.3)	9,053	3.9

Net income (loss)	$3,677	2.2%	$9,101	4.5%	$(3,156)	(2.1%)	$15,415	6.6%

Basic earnings (loss) per share	$0.15		$0.37		$(.13)		$0.67

Diluted earnings (loss) per share	$0.15		$0.37		$(.13)		$0.66

Quarterly Comparisons.    The Company’s merchandise is marketed during all seasons, with the highest volume of merchandise sold during the second and fourth fiscal quarters as a result of back-to-school and holiday shopping. The third fiscal quarter has traditionally had the lowest volume of merchandise sold and the lowest results of operations.

The table above sets forth quarterly operating data of the Company, including such data as a percentage of net sales, for fiscal 2004 and fiscal 2003. This quarterly information is unaudited but, in management’s opinion,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

Liquidity and Capital Resources.    The Company finances the opening of new stores and the resulting increase in inventory requirements principally from operating cash flow and cash on hand. Net cash provided by operations was $51.5 million, $31.0 million and $39.8 million, respectively, for fiscal 2004, 2003 and 2002. At February 28, 2004, the Company had cash and cash equivalents and marketable securities of $95.9 million. Cash equivalents are primarily invested in tax exempt instruments with daily liquidity.

Merchandise inventories were $192.6 million at February 28, 2004 compared to $158.8 million at March 1, 2003. On a per square foot basis, merchandise inventories at February 28, 2004 increased 11.8% compared to March 1, 2003. The company believes current inventory levels are appropriate, based on the sales trends and the industry environment.

The Company has an unsecured committed Credit Agreement (the “Facility”) with a syndicate of commercial banks in the amount of $50 million, which expires on September 20, 2005. The Company periodically reviews its ongoing credit needs with its syndicate of commercial banks and currently expects to be able to renew or renegotiate the Facility prior to its expiration for an additional period beyond the current maturity date of September 20, 2005. The interest rate on the Facility is, at the Company’s election, either a negotiated rate approximating the federal funds effective rate plus 0.5% (this rate is available on the first $5 million of borrowings), the bank’s LIBOR Rate plus 0.75%, or the bank’s prime commercial lending rate. The margin percentage added to the LIBOR Rate is subject to adjustment quarterly based on the leverage ratio (as defined). At February 28, 2004, there were no borrowings outstanding under the Facility.

The Facility contains restrictive covenants which limit, among other things, mergers and acquisitions, redemptions of common stock, and payment of dividends. In addition, the Company must maintain a minimum leverage ratio (as defined) and minimum consolidated tangible net worth (as defined). The Company is also subject to a liquidity test and an annual capital expenditure limitation. The Company was in compliance with all such covenants at February 28, 2004.

Capital expenditures were $46.2 million and $26.0 million for fiscal 2004 and 2003, respectively. Expenditures in 2004 were primarily for the build-out of 58 stores that were opened during fiscal 2004, the remodeling of 27 existing stores, the commencement of construction on an addition to the Corporate Offices and Distribution Center, and various corporate projects.

The Company anticipates that total capital expenditures for fiscal 2005 will be approximately $40-45 million. Of this amount, $30-32 million is primarily for the build-out of approximately 60 new stores, the remodeling of 25 existing stores, and various corporate projects. In addition, the Company will complete the expansion to the existing corporate office and distribution center in Indianapolis which was started in fiscal 2003 at an estimated cost of $10-$13 million.

The Company estimates its cash requirement to open a traditional format new store (averaging approximately 4,750 square feet) to be $525,000 (net of construction allowance). These requirements for a traditional store include approximately $325,000 for fixtures, equipment, and leasehold improvements and $300,000 ($200,000 net of payables) in new store inventory.

Effective January 18, 2001, the Board of Directors approved a stock repurchase program, through which the Company was authorized to purchase on the open market or in privately negotiated transactions through February 28, 2004, up to 2.5 million shares of the Company’s Class A Common Stock outstanding. As of February 28,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2004, the Company holds 2,373,200 shares of its Class A Common Stock purchased on the open market at an average price of $7.82 per share for an aggregate purchase amount of $18.6 million. The treasury shares may be issued upon the exercise of employee stock options or for other corporate purposes.

Management believes that cash on hand, operating cash flow and borrowings under the Company’s existing Facility will be sufficient to complete the Company’s fiscal 2005 store expansion program and to satisfy the Company’s other capital requirements through fiscal 2005.

The following table summarizes the Company’s long-term contractual obligations and other commercial commitments as of February 28, 2004:

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating lease obligations	$423,645	$66,652	$124,889	$109,646	$122,458

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

	Total Amounts Committed	Commitment Expiration by Period
		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Other Commercial Commitments
Line of credit (none outstanding)	$47,733	$—	$47,733	$—	$—
Purchase letters of credit	1,527	1,527	—	—	—
Stand-by letters of credit	740	740	—	—	—

Total Commercial Commitments	$50,000	$2,267	$47,733	$—	$—

Item 7A—Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to changes in interest rates primarily from its investments in available-for-sale marketable securities. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates would not materially effect the net fair value of marketable securities at February 28, 2004.

Item 8—Financial Statements and Supplementary Data

To the Board of Directors and Stockholders of the Finish Line, Inc.

We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of February 28, 2004 and March 1, 2003, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended February 28, 2004. Our audits also include the financial statement schedule listed in the index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at February 28, 2004 and March 1, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ ERNST & YOUNG LLP

Fort Wayne, Indiana

March 24, 2004

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 28, 2004	March 1, 2003
Assets
Current Assets
Cash and cash equivalents	$77,077	$53,399
Marketable securities	18,775	20,506
Accounts receivable	6,261	5,854
Merchandise inventories, net	192,599	158,780
Other	2,826	8,693

Total current assets	297,538	247,232

Property and Equipment
Land	315	315
Building	11,677	8,730
Leasehold improvements	122,735	106,409
Furniture, fixtures, and equipment	60,050	54,019
Construction in progress	20,681	4,526

	215,458	173,999
Less accumulated depreciation	92,984	79,037

	122,474	94,962
Other assets
Deferred income taxes	5,541	7,884

Total assets	$425,553	$350,078

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$56,332	$54,770
Employee compensation	11,660	8,287
Accrued property and sales tax	6,144	4,841
Deferred income taxes	5,823	5,800
Other liabilities and accrued expenses	13,375	7,979

Total current liabilities	93,334	81,677

Long-term deferred rent payments	8,893	8,900

Stockholders’ Equity
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value
Class A:
Shares authorized—30,000
Shares issued (2004—23,531; 2003—22,048)
Shares outstanding (2004—21,157; 2003—18,695)	235	220
Class B:
Shares authorized—12,000
Shares issued and outstanding (2004—2,865; 2003—4,348)	29	44
Additional paid-in capital	132,602	124,347
Retained earnings	209,012	161,742
Accumulated other comprehensive income	—	2
Treasury stock (2004—2,374; 2003—3,353)	(18,552)	(26,854)

Total stockholders’ equity	323,326	259,501

Total liabilities and stockholders’ equity	$425,553	$350,078

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Net sales	$985,891	$757,159	$701,426
Cost of sales (including occupancy costs)	686,987	542,303	508,533

Gross profit	298,904	214,856	192,893
Selling, general and administrative expenses	224,540	183,072	167,681
Insurance settlement	(1,228)	(7,382)	—
Asset impairment charges	—	1,364	—
Repositioning reversals	—	(1,126)	(2,003)

Operating income	75,592	38,928	27,215
Interest income—net	651	814	1,610

Income before income taxes	76,243	39,742	28,825
Income taxes	28,973	14,705	10,377

Net income	$47,270	$25,037	$18,448

Basic earnings per share	$2.01	$1.05	$.76

Diluted earnings per share	$1.96	$1.03	$.75

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Operating activities
Net income	$47,270	$25,037	$18,448
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	—	1,364	—
Repositioning charge reversals	—	(1,126)	(2,003)
Depreciation	18,437	17,543	16,318
Deferred income taxes	2,366	2,978	279
Loss on destruction of property and equipment—tornado	—	1,960	—
Loss on disposal of property and equipment	200	402	60
Tax benefit from exercise of stock options	6,258	926	824
Changes in operating assets and liabilities
Accounts receivable	(407)	(3,633)	1,255
Merchandise inventories	(33,819)	(16,902)	3,625
Other current assets	5,867	(1,020)	(440)
Accounts payable	1,562	3,862	(2,542)
Employee compensation	3,373	519	1,128
Other liabilities and accrued expenses	6,699	(235)	2,673
Deferred rent payments	(7)	286	1,000

Net cash provided by operating activities	57,799	31,961	40,625

Investing activities
Purchases of property and equipment	(46,182)	(26,047)	(13,641)
Proceeds from disposals of property and equipment	33	554	999
Purchases of available-for-sale marketable securities	(41,975)	(35,000)	—
Proceeds from sale of available-for-sale marketable securities	43,704	17,817	3,181

Net cash used in investing activities	(44,420)	(42,676)	(9,461)

Financing activities
Proceeds from exercise of stock options	10,299	1,603	1,456
Purchase of treasury stock	—	(11,999)	(3,532)

Net cash provided by (used in) financing activities	10,299	(10,396)	(2,076)

Net increase (decrease) in cash and cash equivalents	23,678	(21,111)	29,088
Cash and cash equivalents at beginning of year	53,399	74,510	45,422

Cash and cash equivalents at end of year	$77,077	$53,399	$74,510

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Totals
	Class A	Class B	Treasury	Class A	Class B
Balance at March 3, 2001	18,181	6,268	1,841	$200	$63	$122,748	$118,257	$12	$(14,533)	$226,747
Comprehensive income:
Net income for 2002							18,448			18,448
Other comprehensive income—Net unrealized gain on available-for-sale securities, net of tax expense of $6								10		10

Total comprehensive income										18,458

Non-qualified Class A Common Stock options exercised	266		(160)	1		811			1,469	2,281
Treasury stock purchased	(403)		403						(3,532)	(3,532)
Conversion of Class B Common Stock to Class A Common Stock	1,917	(1,917)		19	(19)					—

Balance at March 2, 2002	19,961	4,351	2,084	220	44	123,559	136,705	22	(16,596)	243,954
Comprehensive income:
Net income for 2003							25,037			25,037
Other comprehensive income—Net unrealized loss on available-for-sale securities, net of tax benefit of $11								(20)		(20)

Total comprehensive income										25,017

Non-qualified Class A Common Stock options exercised	190		(190)			788			1,741	2,529
Treasury stock purchased	(1,459)		1,459						(11,999)	(11,999)
Conversion of Class B Common Stock to Class A Common Stock	3	(3)

Balance at March 1, 2003	18,695	4,348	3,353	220	44	124,347	161,742	2	(26,854)	259,501
Comprehensive income:
Net income for 2004							47,270			47,270
Other comprehensive income—Net unrealized loss on available-for-sale securities, net of tax benefit of $1								(2)		(2)

Total comprehensive income										47,268

Non-qualified Class A Common Stock options exercised	979		(979)			8,255			8,302	16,557
Conversion of Class B Common Stock to Class A Common Stock	1,483	(1,483)		15	(15)					—

Balance at February 28, 2004	21,157	2,865	2,374	$235	$29	$132,602	$209,012	$—	$(18,552)	$323,326

See accompanying notes

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Basis of Presentation.    The consolidated financial statements include the accounts of The Finish Line, Inc. and its wholly-owned subsidiaries Spike’s Holding, Inc. and Finish Line Transportation Co., Inc. (collectively the “Company”). All significant intercompany transactions and balances have been eliminated. Throughout these notes to the financial statements, the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002 are referred to as 2004, 2003 and 2002, respectively.

The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in 2004, 2003, and 2002.

Nature of Operations.    Finish Line is a specialty retailer of men’s, women’s and children’s brand-name athletic, outdoor and lifestyle footwear, activewear and accessories. The Company manages its business on the basis of one reportable segment. Finish Line stores average approximately 5,802 square feet in size and are primarily located in enclosed malls throughout most of the United States.

In 2004, the Company purchased approximately 79% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 56%, 54% and 56% of merchandise purchases in 2004, 2003 and 2002 respectively.

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

Revenue Recognition.    Revenues from retail sales are recognized at the time the customer receives the merchandise. Retails sales include merchandise, net of returns and exclude all taxes. Revenue from internet sales is recognized when the product is shipped to the customer. Revenue from gift certificates and layaway sales is recognized when the customer receives the product.

Cash and Cash Equivalents.    Cash and cash equivalents are primarily invested in tax exempt instruments with high liquidity.

Merchandise Inventories.    Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. Merchandise inventories are recorded net of markdown and shrink reserves. Vendor rebates are accounted for in accordance with EITF 02-16 and are applied as a reduction to the cost of merchandise inventories.

Property and Equipment.     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Improvements to leased premises are generally amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the remaining lease term.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets.    The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values.

Store Opening and Closing Costs.    Store opening costs and other non-capitalized expenditures incurred prior to opening new retail stores are expensed as incurred. In the event a store is closed before its lease has expired, the estimated post-closing lease obligation, less sublease rental income, was provided for when a decision to close the store was made through December 31, 2002. Beginning January 1, 2003, any estimated post-closing lease obligations, less sublease rental income, is provided for when the leased space is no longer in use as required by SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

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

Advertising.    The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred. Advertising expense net of cooperative credits for the years ended 2004, 2003 and 2002 amounted to $14,660,000, $12,836,000 and $11,158,000 respectively.

Financial Instruments.    Financial instruments consist of cash and cash equivalents, accounts receivable, marketable securities and accounts payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The fair value of marketable securities is determined on the basis of market quotes and is disclosed in Note 2.

The Company classifies its marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. Held-to-maturity securities are those securities which the Company has the positive intent and ability to hold until maturity. Marketable securities not included in trading or held-to-maturity are classified as available-for-sale.

Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designations as of each balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. The Company has no held-to-maturity or trading securities at February 28, 2004 or March 1, 2003.

At February 28, 2004 and March 1, 2003, the Company had not invested in, nor did it have, any derivative financial instruments.

Stock Based Compensation.    The Company has elected to follow Accounting Principles Board opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation is recognized.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation would have been as follows:

	2004	2003	2002
	(in thousands, except per share amounts)
Net income
As reported	$47,270	$25,037	$18,448
Total stock based employee compensation expense using the fair value based method, net of related tax	(2,286)	(2,010)	(1,292)
Stock based employee compensation expense recorded	278	260	21

Pro forma	$45,262	$23,287	$17,177

Diluted earnings per share
As reported	$1.96	$1.03	$.75
Pro forma	1.89	.98	.71
Basic earnings per share
As reported	$2.01	$1.05	$.76
Pro forma	1.95	1.00	.72

The estimated weighted-average fair value of the individual options granted during 2004, 2003, and 2002 was $18.32, $8.18 and $9.46 respectively, on the date of the grant. The fair values for all years were determined using a Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	0%	0%	0%
Volatility	72.3%	74.7%	75.7%
Risk-free interest rate	3.91%	3.78%	5.14%
Expected life	7 years	7 years	7 years

Reclassification.    Certain amounts in the financial statements of prior years have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on net income.

2.    Marketable Securities

The following is a summary of available-for-sale marketable securities:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
February 28, 2004
Auction market preferreds	$18,775	$—	$—	$18,775

March 1, 2003
Auction market preferreds	$20,000	$—	$—	$20,000
Municipal obligations	500	6	—	506

	$20,500	$6	$—	$20,506

The auction market preferreds generally have maturities extending well beyond one year, however there is an active market through which the Company can readily liquidate its holdings. Therefore, these amounts and all municipal obligations with remaining terms of less than a year have been classified as current.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Debt Agreement

The Company has an unsecured committed Credit Agreement (the “Facility”) with a syndicate of commercial banks in the amount of $50,000,000, which expires on September 20, 2005. At February 28, 2004, there we no borrowings outstanding under the Facility. Letters of credit amounting to $1,527,000 relating to purchase commitments were outstanding at February 28, 2004. Stand-by letters of credit of $740,000 were outstanding at February 28, 2004.

The Facility contains restrictive covenants which limit, among other things, mergers, acquisitions, redemptions of common stock, and payment of dividends. In addition, the Company must maintain a minimum leverage ratio (as defined) and minimum consolidated tangible net worth (as defined). The Company is also subject to a liquidity test and an annual capital expenditure limitation. The Company was in compliance with all restrictive covenants of the debt agreement in effect at February 28, 2004.

The interest rate on the Facility is, at the Company’s election, either a negotiated rate approximating the federal funds effective rate plus 0.5% (this is available on the first $ 5,000,000 of borrowings), the bank’s LIBOR Rate plus a margin ranging from .5% to 1.5% or the bank’s prime commercial lending rate. The Company pays a commitment fee on the Facility at an effective annual rate ranging from .1% to .25%. The margin percentage added to the LIBOR Rate and the commitment fee percentage is subject to adjustment quarterly based on the leverage ratio (as defined). At February 28, 2004 the margin rate was .5% and the commitment fee was .1%. There was no interest paid in 2004, 2003, or 2002.

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

	2004	2003	2002
	(in thousands)
Base Rent	$60,878	$56,577	$53,819
Deferred Rent	(7)	286	1,000
Contingent Rent	8,127	2,696	2,088

Rent Expense	$68,998	$59,559	$56,907

A schedule of future base rent payments by fiscal year for signed operating leases at February 28, 2004 with initial or remaining non-cancelable terms of one year or more is as follows:

(in thousands)
2005	$66,652
2006	64,016
2007	60,873
2008	58,370
2009	51,276
Thereafter	122,458

$423,645

This schedule of future base rent payments includes lease commitments for fifteen new stores and six remodels which were not open as of February 28, 2004.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Income Taxes

The components of income taxes are as follows:

	2004	2003	2002
	(in thousands)
Currently payable
Federal	$23,817	$10,450	$9,553
State	2,787	1,267	562

	26,604	11,717	10,115
Deferred
Federal	2,182	2,595	247
State	187	393	15

	2,369	2,988	262

Total provision for income taxes	$28,973	$14,705	$10,377

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2004	2003
Deferred tax assets
Rent accrual	$3,379	$3,372
Property and equipment	2,161	5,256
Uniform capitalization	1,263	1,237
Vacation accrual	883	602
Other	516	362

Total deferred tax assets	8,202	10,829
Deferred tax liabilities:
Inventory	(8,484)	(8,000)
Insurance proceeds—tornado	—	(745)

Total deferred tax liabilities	(8,484)	(8,745)

Net deferred tax asset (liability)	$(282)	$2,084

The effective income tax rate varies from the statutory federal income tax rate for 2004, 2003 and 2002 due to the following:

	2004	2003	2002
Tax at statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3%	2.6%	2.6%
Tax exempt interest	(0.3)%	(0.6)%	(0.4%)
Other	—	—	(1.2%)

	38.0%	37.0%	36.0%

Payments of income taxes for 2004, 2003 and 2002 were $18,206,000, $13,048,000 and $8,257,000 respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Retirement Plan

The Company sponsors a defined contribution profit sharing plan which covers substantially all employees who have completed one year of service. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan also has a 401(k) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of an employee’s wages. The Company’s total expense for the plan in 2004, 2003 and 2002 amounted to $2,653,000, $2,207,000 and $1,603,000 respectively.

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

During February 2002, the Company awarded 105,000 options at a price equal to $1.00 which cliff vest after four years and expire ten years after the date of grant. During October 2003, the Company awarded 20,000 options at a price equal to $1.00 which cliff vest after five years and expire ten years after the date of grant. Total compensation expense recognized for these option awards was $439,000, $402,000 and $33,000 for 2004, 2003 and 2002, respectively.

A reconciliation of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted-Average Exercise Price
March 3, 2001	1,710,735	$9.59
Granted	1,020,450	10.76
Exercised	(265,765)	5.40
Cancelled	(191,810)	11.74

March 2, 2002	2,273,610	10.43
Granted	501,950	11.40
Exercised	(190,175)	7.08
Cancelled	(74,230)	13.11

March 1, 2003	2,511,155	10.80
Granted	39,000	11.60
Exercised	(979,190)	10.07
Cancelled	(63,400)	11.57

February 28, 2004	1,507,565	$11.26

The following table summarizes information concerning outstanding and exercisable options at February 28, 2004:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 1-$ 5	131,175	7.9	1.14	6,175	4.02
$ 5-$10	424,090	6.8	7.67	146,470	7.06
$10-$15	519,695	8.3	11.66	106,910	13.05
$15-$25	432,605	7.3	17.35	142,530	18.61

	1,507,565	7.6	11.26	402,085	12.70

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options exercisable were 402,085, 1,031,980, and 946,650 at fiscal year end 2004, 2003 and 2002, respectively.

8.    Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing earnings per share:

	2004	2003	2002
	(in thousands except per share amounts)
Income available to common stockholders	$47,270	$25,037	$18,448

Basic earnings per share:
Weighted-average number of common shares
Outstanding	23,470	23,841	24,312
Basic earnings per share:	$2.01	$1.05	$.76
Diluted earnings per share
Weighted-average number of common shares outstanding	23,470	23,841	24,312
Stock options	666	380	371

Diluted weighted-average number of common shares outstanding	24,136	24,221	24,683

Diluted earnings per share	$1.96	$1.03	$.75

9.    Common Stock

At February 28, 2004, shares of the Company’s stock outstanding consisted of Class A and Class B Common Stock. Class A and Class B Common Stock have identical rights with respect to dividends and liquidation preference. However, Class A and Class B Common Stock differ with respect to voting rights, convertibility and transferability.

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

The Company’s Board of Directors approved a stock repurchase program in which the Company was authorized to purchase on the open market or in privately negotiated transactions through February 28, 2004, up to 2,500,000 shares of the Company’s Class A Common Stock outstanding. As of February 28, 2004, the Company holds as treasury shares 2,373,200 shares of its Class A Common Stock at an average price of $7.82

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per share for an aggregate purchase amount of $18,552,000. The treasury shares may be issued upon the exercise of employee stock options or for other corporate purposes.

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

In the fourth quarter of 2001, the Company approved a repositioning plan (the “Plan”). As part of that Plan, the Company recorded pre-tax repositioning and asset impairment charges totaling $19,809,000 in connection with additional inventory markdown, lease costs and asset impairment charges for the 17 planned store closings, and asset impairment charges for 14 identified under-performing stores.

The most significant component of the Plan included a more aggressive approach to reducing aged inventory by reconfiguring merchandise assortments to place greater emphasis on better performing fresher merchandise. The additional markdown reserve, which totaled $9,225,000, was recorded as a component of cost of sales in 2001. During 2002 the Company completed its repositioning plan related to aged inventory and recognized an additional $288,000 of expense related to inventory markdowns, reducing the repositioning markdown reserve balance to zero.

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

The Company maintained comprehensive property insurance to cover physical damage to the facility (at replacement value) and its contents, including inventory (at retail value), as well as coverage for loss of business and extra expenses incurred as a result of an insured event. The inventory portion of the claim was completed in 2003 which resulted in recognition of $7,382,000 of income. During 2004 a final settlement on the building portion of the insurance claim was received, which resulted in recognition of $1,228,000 of income.

The Company expects to complete the claim for any remaining open matters in the first quarter of fiscal 2005. No funds have been received or settlement, if any, agreed to with respect to any losses for business interruption.

PART III

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Registrant and its independent auditors on matters of accounting principles or practices.

Item 9A—Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of February 28, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required as of February 28, 2004. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2004.

Item 10—Directors and Executive Officers of the Registrant

Name	Age	Position	Officer or Director Since
Alan H. Cohen	57	Chairman of the Board of Directors and Chief Executive Officer	1976
Glenn S. Lyon	53	President and Chief Merchandising Officer	2001
David I. Klapper (3)	55	Senior Executive Vice President, Director	1976
Larry J. Sablosky	55	Senior Executive Vice President, Director	1982
Steven J. Schneider	48	Senior Executive Vice President—Chief Operating Officer & Assistant Secretary	1989
Gary D. Cohen	51	Executive Vice President—General Counsel and Secretary	1997
Donald E. Courtney	49	Executive Vice President—CIO and Distribution	1989
George S. Sanders	46	Executive Vice President—Real Estate and Store Development	1994
Michael L. Marchetti	53	Executive Vice President—Store Operations	1995
Kevin S. Wampler	41	Executive Vice President—Chief Financial Officer and Assistant Secretary	1997
Robert A. Edwards	41	Senior Vice President—Distribution	1997
Kevin G. Flynn	40	Senior Vice President—Marketing	1997
James B. Davis	41	Senior Vice President—Real Estate	1997
Roger C. Underwood	34	Senior Vice President—Information Systems	2000
Timothy R. Geis	44	Senior Vice President—General Merchandise Manager	2001
Michael J. Smith	46	Senior Vice President—Loss Prevention	2000
Jeffrey H. Smulyan (2)(4)	56	Director	1992
Stephen Goldsmith (1)(5)	57	Director	1999
Bill Kirkendall (1)(2)(6)	50	Director	2001
William Carmichael (1)(3)(7)	60	Director	2003

(1)	Member of the Audit Committee
(2)	Member of the Compensation and Stock Option Committee
(3)	Member of the Finance Committee
(4)	Mr. Smulyan is chairman of the Board and President of Emmis Communications Corporation
(5)	Mr. Goldsmith is currently Senior Vice President for Strategic Initiatives and e-Government with ACS, Faculty Director for the Innovations in American Government Program at Harvard’s Kennedy School of Government, and Chairman of the Corporation for National Service
(6)	Mr. Kirkendall is an Independent Management Consultant
(7)	Mr. Carmichael is a consultant for the Succession Fund which he co-founded in 1998

Except for the information disclosed above, the information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held July 22, 2004 to be filed with the Securities Exchange Commission within 120 days after February 28, 2004 and is incorporated herein by reference.

Item 11—Executive Compensation

The information required by this item is incorporated herein by reference to the Section entitled “Executive Compensation” in the 2004 Proxy Statement to be filed within 120 days of February 28, 2004, the Company’s most recent fiscal year end.

Item 12—Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Section entitled “Securities Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement to be filed within 120 days of February 28, 2004, the Company’s most recent fiscal year end.

Item 13—Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Sections entitled “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the 2004 Proxy Statement to be filed within 120 days of February 28, 2004, the Company’s most recent fiscal year end.

Item 14—Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Section entitled “Outside Auditors” in the 2004 Proxy Statement to be filed within 120 days of February 28, 2004, the Company’s most recent fiscal year end.

PART IV

Item 15—Exhibits, Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. The following financial statements of The Finish Line, Inc. and the report of independent auditors are filed in Item 8 as part of this report:

2.	The Financial Statement Schedule of The Finish Line, Inc. is listed in Item 15(d).

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on December 4, 2003 with respect to a press release issued by the Company on December 4, 2003 relating to the Company’s third quarter sales release and a report on Form 8-K on January 5, 2004 with respect to a press release issued by the Company on January 5, 2004 relating to the Company’s third quarter earnings. Subsequent to the thirteen week period ended February 28, 2004, the Company filed a report on Form 8-K on March 4, 2004 with respect to a press release issued by the Company on March 4, 2004 relating to the Company’s fourth quarter sales release and a report on Form 8-K on March 25, 2004 with respect to a press release issued by the Company on March 25, 2004 relating to the Company’s fourth quarter earnings.

(c)	Exhibits

Exhibit Number	Description

3.1.1	Restated Certificate of Incorporation of The Finish Line, Inc.(1)

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of The Finish Line, Inc.(1)

3.2	Bylaws of The Finish Line, Inc. as amended and restated.(1)

4.1	1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.(2)

4.2	2002 Stock Incentive Plan of the Finish Line, Inc.(3)

10.6.2	Form of Incentive Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(1)

10.6.3	Form of Non-Qualified Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(1)

10.7	Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(1)

10.18	Amended and Restated Tax Indemnification Agreement.(4)

10.26	Revolving Credit Agreement among Spike’s Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.(5)

10.28	Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(6)

Exhibit Number	Description

10.29	Amendment to Revolving Credit Agreement among Spike’s Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.(7)

10.30	Credit Agreement among The Finish Line, Inc. the Lenders Signatory Thereto and National City Bank of Indiana, as Agent, dated September 20, 2000.(8)

10.31	First Amendment to Credit Agreement among The Finish Line, Inc., the Lenders Signatory, Thereto and National City Bank of Indiana, as Agent, dated March 16, 2001.(9)

10.32	The Finish Line, Inc. Profit Sharing and 401(k) Plan Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account sponsored by National City Bank.(9)

10.33	Second Amendment to Credit Agreement among The Finish Line, Inc., the Lenders signatory thereto and National City Bank of Indiana, as Agent, dated August 9, 2002.(10)

10.34	Third Amendment to Credit Agreement among The Finish Line, Inc., the Lenders signatory thereto and National City Bank of Indiana, as Agent, dated February 21, 2003.(11)

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Ernst & Young LLP (independent auditors).

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chairman and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(2)	Previously filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-62063) and incorporated herein by reference.
(3)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A (File No. 0-20184) and incorporated herein by reference.
(4)	Previously filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended May 31, 1994 and incorporated herein by reference.
(5)	Previously filed as a like numbered exhibit to the Registrants’ Quarterly Report on Form 10Q (File No. 0-20184) for the quarter ended August 30, 1997 and incorporated herein by reference.
(6)	Previously filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-20184) for the year ended February 27, 1999 and incorporated herein by reference.
(7)	Previously filed as a like numbered exhibit to the Registrants’ Quarterly Report on Form 10Q (File No. 0-20184) for the quarter ended November 27, 1999 and incorporated herein by reference.
(8)	Previously filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended November 25, 2000 and incorporated herein by reference.
(9)	Previously filed as a like numbered exhibit to the Registrant’s Annual report on Form 10-K (File No. 0-20184) for the year ended March 3, 2001 and incorporated herein by reference.
(10)	Previously filed as a like numbered exhibit to the Registrants’ Quarterly Report on Form 10Q (File No. 0-20184) for the quarter ended August 31, 2002 and incorporated herein by reference.
(11)	Previously filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-20184) for the year ended March 1, 2003 and incorporated herein by reference.

(d)	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date: May 6, 2004	By:	/S/ KEVIN S. WAMPLER,

Kevin S. Wampler, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature to the Annual Report on Form 10-K appears below here by constitutes and appoints Alan H. Cohen and Kevin S. Wampler as such person’s true and lawful attorney-in-fact and agent with full power of substitution for such person and in such person’s name, place and stead, in any and all capacities, to sign and to file with the Securities and Exchange Commission, any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents in connection therewith, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said in attorney-in-fact and agent, or any substitute therefore, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 6, 2004	/S/ ALAN H. COHEN
Alan H. Cohen, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2004	/S/ DAVID I. KLAPPER David I. Klapper, Senior Executive Vice President and Director

Date: May 6, 2004	/S/ LARRY J. SABLOSKY Larry J. Sablosky, Senior Executive Vice President and Director

Date: May 6, 2004	/S/ JEFFREY H. SMULYAN Jeffrey H. Smulyan, Director

Date: May 6, 2004	/S/ STEPHEN GOLDSMITH Stephen Goldsmith, Director

Date: May 6, 2004	/S/ BILL KIRKENDALL Bill Kirkendall, Director

Date: May 6, 2004	/S/ WILLIAM CARMICHAEL William Carmichael, Director

Index to Financial Statement Schedule	Page
II—Valuation and Qualifying Accounts	38

THE FINISH LINE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

COL A	COL B	COL C		COL D		COL E
		Additions
Description	Balance at Beg. of Period	Charged to Costs and Expense	Charged to Other Accounts- Describe	Deductions- Describe		Balance at End of Period
Year ended March 2, 2002:
Deducted from asset account:
Reserve for inventory obsolescence	$11,875	$—	—	$(9,518	)*	$2,357

Total	$11,875	$0	$0	$(9,518)		$2,357

Year ended March 1, 2003:
Deducted from asset account:
Reserve for inventory obsolescence	$2,357	$619	—	—		$2,976

Total	$2,357	$619	$0	$0		$2,976

Year ended February 28, 2004:
Deducted from asset account:
Reserve for inventory obsolescence	$2,976	$222	—	—		$3,198

Total	$2,976	$222	$0	$0		$3,198

*	For the year ended March 2, 2002, the $9,518 in deductions primarily represents charges related to inventory reductions incurred in accordance with the Company’s repositioning plan.

All supporting schedules other than the above have been omitted because they are not required or the information to be set forth therein is included in the financial statements or in the notes thereto.

Exhibit Index

Exhibit Number	Description

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Ernst & Young LLP (independent auditors).

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chairman and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.