Form 10-Q
period 2004-05-29
FINISH LINE INC /DE/
filed 2004-06-24
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended May 29, 2004

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

Yes ☒    No ☐

Shares of common stock outstanding at June 18, 2004:

Class A 21,222,401

Class B 2,865,284

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 29, 2004	May 31, 2003	February 28, 2004
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,266	$50,823	$77,077
Marketable securities	9,350	20,502	18,775
Accounts receivable	9,714	3,859	6,261
Merchandise inventories, net	221,609	182,240	192,599
Other	16,003	12,177	2,826

Total current assets	334,942	269,601	297,538
PROPERTY AND EQUIPMENT:
Land	315	315	315
Building	11,673	8,709	11,677
Leasehold improvements	126,583	110,042	122,735
Furniture, fixtures, and equipment	70,042	54,368	60,050
Construction in progress	13,274	9,218	20,681

	221,887	182,652	215,458
Less accumulated depreciation	95,352	80,867	92,984

	126,535	101,785	122,474
OTHER ASSETS:
Deferred income taxes	3,944	7,172	5,541

	$465,421	$378,558	$425,553

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 29, 2004	May 31, 2003	February 28, 2004
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$89,615	$78,154	$56,332
Employee compensation	5,933	4,850	11,660
Accrued property and sales tax	5,405	4,311	6,144
Deferred income taxes	8,869	7,033	5,823
Other liabilities and accrued expenses	11,669	8,004	13,375

Total current liabilities	121,491	102,352	93,334
Long-term deferred rent payments	8,893	8,930	8,893
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized - 30,000
Shares issued - (May 29, 2004 – 21,208; May 31, 2003 –22,498; February 28, 2004 – 23,531)	235	225	235
Shares outstanding – (May 29, 2004 – 18,886; May 31, 2003 – 19,249; February 28, 2004 – 21,157)
Class B:
Shares authorized - 12,000
Shares issued and outstanding - (May 29, 2004– 2,865; May 31, 2003 – 3,898; February 28, 2004 – 2,865)	29	39	29
Additional paid-in capital	133,474	124,637	132,602
Retained earnings	219,581	168,285	209,012
Treasury stock - (May 29, 2004 – 2,322; May 31, 2003 – 3,249; February 28, 2004 – 2,374)	(18,282)	(25,910)	(18,552)

Total stockholders’ equity	335,037	267,276	323,326

Total liabilities and stockholders’ equity	$465,421	$378,558	$425,553

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 29, 2004	May 31, 2003
Net sales	$257,966	$207,805
Cost of sales (including occupancy expense)	179,700	147,094

Gross profit	78,266	60,711
Selling, general, and administrative expenses	61,445	50,525

Operating income	16,821	10,186
Interest income – net	226	200

Income before income taxes	17,047	10,386
Provision for income taxes	6,478	3,843

Net income	$10,569	$6,543

Basic net income per share	$.44	$.28

Basic weighted average shares	24,058	23,093

Diluted net income per share	$.43	$.28

Diluted weighted average shares	24,660	23,678

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - (Unaudited)

	Thirteen Weeks Ended
	May 29, 2004	May 31, 2003
OPERATING ACTIVITIES:
Net income	$10,569	$6,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,887	4,590
Deferred income taxes	4,643	1,945
Loss on disposal of property and equipment	114	79
Tax benefit from exercise of stock options	452	320
Changes in operating assets and liabilities:
Accounts receivable	(3,453)	1,995
Merchandise inventories	(29,010)	(23,460)
Other current assets	(13,177)	(3,484)
Accounts payable	33,283	23,384
Employee compensation	(5,727)	(3,437)
Other liabilities and accrued expenses	(2,445)	(505)
Deferred rent payments	—	30

Net cash provided by operating activities	136	8,000
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,062)	(11,519)
Proceeds from disposal of property and equipment	—	27
Proceeds from sale of available-for-sale marketable securities	9,425	1

Net cash provided by (used in) investing activities	363	(11,491)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	690	915

Net cash provided by financing activities	690	915

Net increase (decrease) in cash and cash equivalents	1,189	(2,576)
Cash and cash equivalents at beginning of period	77,077	53,399

Cash and cash equivalents at end of period	$78,266	$50,823

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

Certain amounts in the financial statements of prior year have been reclassified to conform with the current year presentation. These reclassifications had no effect on net income.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended February 28, 2004.

2.	Stock Based Compensation

As allowed by FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation–Transition and Disclosure,” which amends FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation would have been as follows for the first quarter ended:

	May 29, 2004	May 31, 2003
	(in thousands except per share data)
Net income as reported	$10,569	$6,543
Total stock based employee compensation expense using the fair value based method, net of related tax	(752)	(582)
Stock based employee compensation expense recorded	128	65

Pro forma net income	$9,945	$6,026

Diluted net income per share
As reported	$.43	$.28
Pro forma	.41	.26
Basic net income per share
As reported	$.44	$.28
Pro forma	.42	.27

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.

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

Results of Operations

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended
	May 29, 2004	May 31, 2003
	(Unaudited)
Net sales	100.0%	100.0%
Cost of sales (including occupancy expenses)	69.7	70.8

Gross profit	30.3	29.2
Selling, general and administrative expenses	23.8	24.3

Operating income	6.5	4.9
Interest income – net	.1	.1

Income before income taxes	6.6	5.0
Provision for income taxes	2.5	1.9

Net income	4.1%	3.1%

THIRTEEN WEEKS ENDED MAY 29, 2004 COMPARED TO THIRTEEN WEEKS ENDED MAY 31, 2003

Net sales increased 24.1% to $258.0 million for the thirteen weeks ended May 29, 2004 from $207.8 million for the thirteen weeks ended May 31, 2003. Of this increase, $4.8 million was attributable to a 12.2% increase in the number of stores open during the period from 490 at May 31, 2003 to 550 at May 29, 2004. The balance of the increase was attributable to a $3.3 million increase in net sales from the existing stores open only part of the first thirteen weeks of last year and a comparable store sales increase of 13.5% for the thirteen weeks ended May 29, 2004 for those stores opened during the entire thirteen weeks of last year. Comparable net footwear sales for the thirteen weeks ended May 29, 2004 increased 15.6% while comparable net activewear and accessories sales increased 4.5% for the comparable period. Net sales per square foot increased to $81 for the thirteen weeks ended May 29, 2004 compared to $72 for the thirteen weeks ended May 31, 2003.

Gross profit for the thirteen weeks ended May 29, 2004 was $78.3 million, an increase of $17.6 million over the thirteen weeks ended May 31, 2003. During this same period, gross profit increased to 30.3% of net sales versus 29.2% for the prior year. This 1.1% increase was due to a .6% and .4% improvement in occupancy costs and margin for products sold, respectively, as a percentage of net sales along with a .1% improvement in inventory shrink. The occupancy costs improvement was a result of increased sales productivity at the stores. Product margins increased due to the continued strong sellthrough of higher-priced performance and premium footwear.

Selling, general and administrative expenses increased $10.9 million (21.6%) to $61.4 million (23.8% of net sales) for the thirteen weeks ended May 29, 2004 from $50.5 million (24.3% of net sales) for the thirteen weeks ended May 31, 2003. This dollar increase was primarily attributable to the operating costs related to operating 60 additional stores at May 29, 2004 versus May 31, 2003. The thirteen weeks ended May 29, 2004 included approximately $924,000 of costs incurred related to the attempted acquisition of FootAction stores, which negatively effected diluted net income per share by $.02.

Net interest income was $226,000 (0.1% of net sales) for the thirteen week period ended May 29, 2004 compared to $200,000 (0.1% of net sales) for the thirteen weeks ended May 31, 2003, an increase of $26,000. This increase was primarily due to an increase in investments held during the quarter compared to the prior year.

The Company’s provision for income taxes increased $2.6 million to $6.5 million for the thirteen weeks ended May 29, 2004 compared to $3.8 million for the thirteen weeks ended May 31, 2003. The increase is due to the increased level of income before income taxes for the thirteen weeks ended May 29, 2004, along with an increase in the effective tax rate to 38% compared to 37% in the thirteen weeks ended May 31, 2003. However, the 38% is comparable to the effective tax rate of 38% for the prior fiscal year.

Net income increased 61.5% to $10.6 million for the thirteen weeks ended May 29, 2004 compared to $6.5 million for the thirteen weeks ended May 31, 2003. Diluted net income per share increased 53.6% to $.43 for the thirteen weeks ended May 29, 2004 compared to diluted net income per share of $.28 for the thirteen weeks ended May 31, 2003. Diluted weighted average shares outstanding were 24,660,000 and 23,678,000 respectively, for the thirteen weeks ended May 29, 2004 and May 31, 2003.

Liquidity and Capital Resources

The Company had net cash provided of $136,000 from its operating activities during the thirteen weeks ended May 29, 2004 as compared to net cash provided from operating activities of $8.0 million during the quarter ended May 31, 2003. The $7.9 million decrease was primarily related to the $13.2 million increase in other current assets for the thirteen weeks ended May 29, 2004 compared to $3.5 million increase for the thirteen weeks ended May 31, 2003. The increase in other current assets for the thirteen weeks ended May 29, 2004 is primarily related to rent that was prepaid.

The Company had net cash provided by its investing activities of $363,000 for the thirteen weeks ended May 29, 2004 compared to a net use of cash of $11.5 million for the quarter ended May 31, 2003. The $363,000 provided in 2004 is the result of $9.4 million in proceeds from the sale of marketable securities offset partially by capital expenditures of $9.0 million primarily for new and remodeled store construction along with the continued expansion of the Corporate Office and Distribution Center.

The Company’s working capital was $213.5 million at May 29, 2004 which was a $9.3 million increase from $204.2 million at February 28, 2004.

Merchandise inventories were $221.6 million at May 29, 2004 compared to $192.6 million at February 28, 2004 and $182.2 at May 31, 2003. On a per square foot basis, merchandise inventories at May 29, 2004 increased 11.1% compared to May 31, 2003, and were 12.0% higher than at February 28, 2004.

At May 29, 2004, the Company had cash and cash equivalents of $78.3 million, marketable securities of $9.4 million and no interest bearing debt. Cash equivalents are primarily invested in tax exempt instruments with daily liquidity. The marketable securities are auction market preferreds which generally have maturities extending well beyond one year, however, there is an active market through which the Company can readily liquidate its holding. Marketable securities are classified as available-for-sale and are available to support current operations.

The Company currently plans to open 70 stores in fiscal 2005, remodel 25 existing stores and close 5 to 7 stores. In addition, the Company has completed the expansion of the existing Distribution Center in Indianapolis with an addition of 375,000 square feet and expects to complete the expansion of the existing corporate office sometime in the 2nd half of the year. Based on these projects, the Company now expects capital expenditures for the current fiscal year to approximate $42-45 million. Management believes that cash and marketable securities on hand, operating cash flow and the Company’s existing $50,000,000 bank facility, which expires on September 20, 2005, will provide sufficient capital to complete the Company’s fiscal 2005 store expansion program and to satisfy the Company’s other capital requirements through fiscal 2005.

The Company’s contractual obligations primarily consist of long-term debt, operating leases, and purchase orders for merchandise inventory. There have been no significant changes in the Company’s contractual obligations since February 28, 2004, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For a discussion of the Company’s market risk associated with interest rates as of February 28, 2004 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004. For the thirteen weeks ended May 29, 2004, there has been no significant change in related market risk factors.

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

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings

None.

ITEM 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

ITEM 3:	Defaults Upon Senior Securities

None.

ITEM 4:	Submission of Matters to a Vote of Security-Holders

None.

ITEM 5:	Other Information

None.

ITEM 6:	Exhibits and Reports on Form 8-K:

(a)	Exhibits

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a – 14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on March 25, 2004 with respect to a press release issued by the Company on March 25, 2004 relating to the Company’s fourth quarter earnings. Subsequent to the thirteen week period ending May 29, 2004 the Company filed a report on Form 8-K with respect to a press release issued by the Company on June 3, 2004 relating to the Company’s first quarter sales release and a report on Form 8-K on June 24, 2004 with respect to a press release issued by the Company on June 24, 2004 relating to the Company’s first quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: June 24, 2004	By:	/s/ Kevin S. Wampler
Kevin S. Wampler,
Executive Vice President-Chief
Financial Officer and Assistant
Secretary

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a- 14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.