Form 10-Q
period 2004-08-28
FINISH LINE INC /IN/
filed 2004-09-23
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended August 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number 0-20184

The Finish Line, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1537210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

3308 North Mitthoeffer Road Indianapolis, Indiana	46235
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Shares of common stock outstanding at September 17, 2004:

Class A         21,268,706

Class B           2,865,284

PART 1. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 28, 2004	August 30, 2003	February 28, 2004
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$65,839	$86,491	$77,077
Marketable securities	41,050	20,000	18,775
Accounts receivable	10,749	8,231	6,261
Merchandise inventories, net	241,371	188,853	192,599
Other	5,019	11,461	2,826

Total current assets	364,028	315,036	297,538

PROPERTY AND EQUIPMENT:
Land	315	315	315
Building	22,025	11,676	11,677
Leasehold improvements	131,358	115,441	122,735
Furniture, fixtures, and equipment	72,542	56,374	60,050
Construction in progress	6,168	12,341	20,681

	232,408	196,147	215,458

Less accumulated depreciation	99,455	84,719	92,984

	132,953	111,428	122,474

OTHER ASSETS:
Deferred income taxes	2,978	5,857	5,541

Total assets	$499,959	$432,321	$425,553

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 28, 2004	August 30, 2003	February 28, 2004
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$92,098	$100,651	$56,332
Employee compensation	10,607	9,402	11,660
Accrued property and sales tax	6,996	6,463	6,144
Deferred income taxes	8,361	9,128	5,823
Other liabilities and accrued expenses	17,528	8,507	13,375

Total current liabilities	135,590	134,151	93,334

Long-term deferred rent payments	8,893	8,960	8,893

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized - 30,000 Shares issued - (August 28, 2004 – 23,530; August 30, 2003 – 23,100; February 28, 2004 – 23,531) Shares outstanding – (August 28, 2004 – 21,253; August 30, 2003 – 20,164; February 28, 2004 – 21,157)	235	231	235
Class B:
Shares authorized - 12,000 Shares issued and outstanding – (August 28, 2004 – 2,865; August 30, 2003 – 3,295; February 28, 2004 – 2,865)	29	33	29
Additional paid-in capital	134,072	126,231	132,602
Retained earnings	239,202	185,812	209,012
Accumulated other comprehensive income	—	(2)	—
Treasury stock – (August 28, 2004 – 2,277; August 30, 2003 – 2,936; February 28, 2004 – 2,374)	(18,062)	(23,095)	(18,552)

Total shareholders’ equity	355,476	289,210	323,326

Total liabilities and shareholders’ equity	$499,959	$432,321	$425,553

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
Net sales	$312,162	$270,789	$570,128	$478,594
Cost of sales (including occupancy expense)	209,431	184,379	389,131	331,473

Gross profit	102,731	86,410	180,997	147,121
Selling, general, and administrative expenses	69,372	58,103	130,817	108,628

Operating income	33,359	28,307	50,180	38,493
Interest income - net	232	130	458	330

Income before income taxes	33,591	28,437	50,638	38,823
Provision for income taxes	12,765	10,910	19,243	14,753

Net income	$20,826	$17,527	$31,395	$24,070

Basic net income per share	$.86	$.75	$1.30	$1.04

Basic weighted average shares	24,096	23,352	24,077	23,222

Diluted net income per share	$.85	$.73	$1.27	$1.01

Diluted weighted average shares	24,613	24,037	24,637	23,857

Dividends declared per share	$.05	$—	$.05	$—

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - (Unaudited)

	Twenty-Six Weeks Ended
	August 28, 2004	August 30, 2003
OPERATING ACTIVITIES:
Net income	$31,395	$24,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,103	9,222
Deferred income taxes	5,101	5,355
Loss on disposal of property and equipment	94	84
Tax benefit from exercise of stock options	769	2,061
Changes in operating assets and liabilities:
Accounts receivable	(4,488)	(2,377)
Merchandise inventories	(48,772)	(30,073)
Other current assets	(2,193)	(2,768)
Accounts payable	35,766	45,881
Employee compensation	(1,053)	1,115
Other liabilities and accrued expenses	3,799	2,150
Deferred rent payments	—	60

Net cash provided by operating activities	30,521	54,780

INVESTING ACTIVITIES:
Purchases of property and equipment	(21,090)	(25,799)
Proceeds from disposal of property and equipment	414	27
Proceeds from sale of available-for-sale marketable securities	35,948	501
Purchases of available-for-sale marketable securities	(58,223)	—

Net cash used in investing activities	(42,951)	(25,271)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,192	3,583

Net cash provided by financing activities	1,192	3,583

Net increase (decrease) in cash and cash equivalents	(11,238)	33,092
Cash and cash equivalents at beginning of period	77,077	53,399

Cash and cash equivalents at end of period	$65,839	$86,491

See accompanying notes

The Finish Line, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of The Finish Line, Inc. and its wholly-owned subsidiaries The Finish Line USA, Inc., The Finish Line Distribution, Inc., Spike’s Holding, LLC, and Finish Line Transportation Co., Inc. (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Preparation of the financial statements require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included.

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

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.

2. Reincorporation and Company Reorganization

On July 29, 2004, The Finish Line, Inc., a Delaware corporation (the “Delaware Company”) merged (the “Reincorporation Merger”) with and into its newly-formed, wholly-owned subsidiary, The Finish Line Indiana Corp., an Indiana corporation (the “Indiana Company”). The Indiana Company survived the Reincorporation Merger as an Indiana corporation and became the successor corporation to the Delaware Company under the Securities Exchange Act of 1934, as amended, with respect to the Delaware Company’s Class A stock, and under the Securities Act of 1933, as amended (“Securities Act”) with respect to the Delaware Company’s outstanding Securities Act registration statements. At the effective time of the Reincorporation Merger, the Indiana Company also changed its name to “The Finish Line, Inc.” The principal purpose of the Reincorporation Merger was to change the state of incorporation of the Delaware Company from Delaware to Indiana.

On August 1, 2004, the Indiana Company and its subsidiaries reorganized their operations to split the retail, distribution, headquarters, intellectual property and transportation functions among four corporations and one limited liability company (the Indiana Company, collectively with its subsidiaries after the effective date of the reorganization, is referred to throughout as the “Company”). The Finish Line, Inc. now represents the core retail business. The Finish Line USA, Inc., a wholly-owned subsidiary of The Finish Line, Inc., was formed to be responsible for the Company’s internal operations, which consists primarily of operations at headquarters. The Finish Line Distribution, Inc., a wholly-owned subsidiary of The Finish Line, Inc., was formed to be responsible for receiving, processing, selling and redistributing all merchandise purchased from The Finish Line USA, Inc. Finish Line Transportation Company, Inc., a wholly-owned subsidiary of The Finish Line, Inc., existed prior to the reorganization and will continue to own, manage, maintain and operate all automobiles, trucks, and aircraft. Spikes Holding, Inc., a Delaware

Corporation and wholly-owned subsidiary of The Finish Line, Inc., was merged into a newly-formed entity, Spikes Holdings, LLC, an Indiana limited liability company, and became a wholly-owned subsidiary of The Finish Line USA, Inc. Spikes Holdings, LLC holds all of the Company’s intellectual property.

The implementation of the company reorganization was approved by the Board of Directors to allow the Company to better organize itself along functional lines and increase its operating efficiency, but is not expected to result in a material change to the overall business, management or location of the principal executive offices. As of August 28, 2004, and the period from the reorganization to August 28, 2004, there were no changes to the assets, liabilities, shareholders’ equity or results of operations of the Company on a consolidated basis.

3. Stock Based Compensation

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

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation for the thirteen week and twenty-six week periods ended would have been as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
	(in thousands except per share data)
Net income as reported	$20,826	$17,527	$31,395	$24,070
Total stock based employee compensation expense using the fair value based method, net of related tax	(851)	(500)	(1,604)	(1,082)
Stock based employee compensation expense recorded, net of related tax	77	65	154	130

Pro forma net income	$20,052	$17,092	$29,945	$23,118

Diluted earnings per share
As reported	$.85	$.73	$1.27	$1.01
Pro forma	$.82	$.72	$1.23	$.98
Basic earnings per share
As reported	$.86	$.75	$1.30	$1.04
Pro forma	$.84	$.74	$1.26	$1.01

4. Common Stock

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program in which the Company was authorized to purchase on the open market or in privately negotiated transactions through December 31, 2007, up to 2,500,000 shares of the Company’s Class A Common Stock outstanding. As of August 28, 2004, the Company had not purchased any shares under the new repurchase program.

On July 22, 2004, the Company’s Board of Directors announced a quarterly cash dividend program of $.05 per share of Class A and Class B common stock. The first quarterly cash dividend is payable on September 15, 2004 to shareholders of record on September 1, 2004. As of August 28, 2004, the Company had recorded a dividend payable of $1.2 million.

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

Results of Operations

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy expenses)	67.1	68.1	68.3	69.3

Gross profit	32.9	31.9	31.7	30.7
Selling, general and administrative expenses	22.2	21.5	22.9	22.7

Operating income	10.7	10.4	8.8	8.0
Interest income - net	.1	.1	.1	.1

Income before income taxes	10.8	10.5	8.9	8.1
Provision for income taxes	4.1	4.0	3.4	3.1

Net income	6.7%	6.5%	5.5%	5.0%

Thirteen Weeks Ended August 28, 2004 Compared to Thirteen Weeks Ended August 30, 2003

Net sales increased 15.3% to $312.2 million for the thirteen weeks ended August 28, 2004 from $270.8 million for the thirteen weeks ended August 30, 2003. This increase in net sales was primarily attributable to an increase in the number of stores in operation along with a comparable store sales gain. As of August 28, 2004, the number of stores in operation increased 10.6% to 564 from 510 at August 30, 2003. During the thirteen weeks ended August 28, 2004, the Company’s comparable store sales increased 6.5% compared to the same period in the prior year. Comparable net footwear sales for the thirteen weeks ended August 28, 2004 increased 8.4%, while comparable net activewear and accessories sales for the comparable period decreased 1.2%.

Gross profit for the thirteen weeks ended August 28, 2004 was $102.7 million, an increase of $16.3 million over the thirteen weeks ended August 30, 2003. During this same period, gross profit improved to 32.9% of net sales versus 31.9% for the prior year. Of this 1.0% increase, .5% was due to an increase in margin for products sold, .4% was due to a decrease in occupancy costs as a percentage of net sales and .1% was due to a decrease in inventory shrink.

Selling, general and administrative expenses increased $11.3 million (19.4%) to $69.4 million (22.2% of net sales) for the thirteen weeks ended August 28, 2004 from $58.1 million (21.5% of net sales) for the thirteen weeks ended August 30, 2003. This dollar increase was primarily attributable to the operating costs related to 54 additional stores at August 28, 2004 versus August 30, 2003. The increase as a percentage of net sales was primarily a result of increased advertising costs related to the Company’s investment in strategic marketing programs for the catalog, e-commerce site, and stores.

Net interest income was $232,000 (.1% of net sales) for the thirteen weeks ended August 28, 2004, compared to net interest income of $130,000 (.1% of net sales) for the thirteen weeks ended August 30, 2003, an increase of $102,000. This increase was primarily due to an increase in investments held during the quarter compared to the prior year.

The Company’s provision for income taxes increased $1.9 million for the thirteen weeks ended August 28, 2004. The dollar increase is due to the increased level of income before income taxes for the thirteen weeks ended August 28, 2004, partially offset by a decrease in the effective tax rate to 38.0% for the thirteen weeks ended August 28, 2004 from 38.4% for the thirteen weeks ended August 30, 2003.

Net income increased 18.8% to $20.8 million for the thirteen weeks ended August 28, 2004 compared to $17.5 million for the thirteen weeks ended August 30, 2003. Diluted net income per share increased 16.4% to $.85 for the thirteen weeks ended August 28, 2004 compared to diluted net income per share of $.73 for the thirteen weeks ended August 30, 2003. Diluted weighted average shares outstanding were 24,613,000 and 24,037,000 for the thirteen weeks ended August 28, 2004 and August 30, 2003, respectively.

Twenty-Six Weeks Ended August 28, 2004 Compared to Twenty-Six Weeks Ended August 30, 2003

Net sales increased 19.1% ($91.5 million) to $570.1 million for the twenty-six weeks ended August 28, 2004 from $478.6 million for the twenty-six weeks ended August 30, 2003. Of this increase, $30.1 million was attributable to a 10.6 % increase in the number of stores open (57 stores opened less 3 stores closed) during the period from 510 at August 30, 2003 to 564 at August 28, 2004. The balance of the increase was due to a $17.1 million increase in net sales from the 36 stores open only part of the twenty-six week period last year, along with a comparable store sales increase of 9.5% for the twenty-six weeks ended August 28, 2004. Comparable net footwear sales for the twenty-six weeks ended August 28, 2004 increased 11.5% while comparable net activewear and accessory sales increased 1.2%.

Gross profit for the twenty-six weeks ended August 28, 2004 was $181.0 million, an increase of $33.9 million over the twenty-six weeks ended August 30, 2003. Gross profit was 31.7% of net sales for the twenty-six weeks ended August 28, 2004 compared to 30.7% of net sales for the twenty-six weeks ended August 30, 2003. Of this 1.0% increase, .4% was due to an increase in margin for products sold, .5% was due to a decrease in occupancy costs as a percentage of net sales and .1% was due to a decrease in inventory shrink.

Selling, general and administrative expenses increased $22.2 million (20.4%) to $130.8 million (22.9% of net sales) for the twenty-six weeks ended August 28, 2004 from $108.6 million (22.7% of net sales) for the twenty-six weeks ended August 30, 2003. This dollar increase was primarily attributable to the operating costs related to operating 54 additional stores at August 28, 2004 versus August 30, 2003 along with increased advertising costs related to the Company’s investment in strategic marketing programs for the catalog, e-commerce site, and stores. The twenty-six weeks ended August 28, 2004 also included approximately $924,000 of costs incurred related to the attempted acquisition of FootAction stores, which negatively affected diluted net income per share by $.02.

Net interest income was $458,000 (.1% of net sales) for the twenty-six weeks ended August 28, 2004, compared to net interest income of $330,000 (.1% of net sales) for the twenty-six weeks ended August 30, 2003, an increase of $128,000. This increase was due to an increase in investments held during the twenty-six weeks ended August 28, 2004 compared to the same period in prior year.

The Company’s provision for federal and state income taxes increased $4.4 million to $19.2 million for the twenty-six weeks ended August 28, 2004 from $14.8 million for the twenty-six weeks ended August 30, 2003. The dollar increase is due to the increased level of income before income taxes for the twenty-six weeks ended August 28, 2004. The effective tax rate was 38.0% for the twenty-six weeks ended August 28, 2004 and August 30, 2003.

Net income increased 30.4% to $31.4 million for the twenty-six weeks ended August 28, 2004 compared to $24.1 million for the twenty-six weeks ended August 30, 2003. Diluted net income per share increased 25.7% to $1.27 for the twenty-six weeks ended August 28, 2004 compared to diluted net income per share of $1.01 for the twenty six weeks ended August 30, 2003. Diluted weighted average shares outstanding were 24,637,000 and 23,857,000, for the periods ended August 28, 2004 and August 30, 2003, respectively.

Liquidity and Capital Resources

The Company generated cash of $30.5 million from its operating activities during the twenty-six weeks ended August 28, 2004 as compared to $54.8 million during the twenty-six weeks ended August 30, 2003.

The Company had a net use of cash from its investing activities of $43.0 million and $25.3 million for the twenty-six weeks ended August 28, 2004 and August 30, 2003, respectively. In the twenty-six weeks ended August 28, 2004, $21.1 million was used primarily for construction of new stores, remodeling of existing stores and the expansion of the corporate offices and distribution center. Net purchases of available-for-sale marketable securities were $22.3 million for the twenty-six weeks ended August 28, 2004.

On July 22, 2004 the Company’s Board of Directors instituted a quarterly cash dividend program of $0.05 per share of Class A and Class B Common Stock. The first quarterly dividend is payable September 15, 2004 to stockholders of record on September 1, 2004. As of August 28, 2004 the Company had recorded $1.2 million as dividends payable.

Merchandise inventories were $241.4 million at August 28, 2004 compared to $192.6 million at February 28, 2004 and $188.9 million at August 30, 2003. On a per square foot basis, merchandise inventories at August 28, 2004 increased 17.4% compared to August 30, 2003. The increase is due primarily to the Labor Day calendar shift and later Back-To-School selling season this year.

The Company’s working capital was $228.4 million at August 28, 2004, an increase of $24.2 million from $204.2 million at February 28, 2004.

At August 28, 2004 the Company had cash and cash equivalents of $65.8 million, marketable securities of $41.1 million and no interest bearing debt. Cash equivalents are primarily invested in tax exempt instruments with daily liquidity. The marketable securities are auction market preferreds which generally have maturities extending well beyond one year, however, there is an active market through which the Company can readily liquidate its holding. Marketable securities are classified as available-for-sale and are available to support current operations.

The Company’s Board of Directors approved a new stock repurchase program on July 22, 2004 in which the Company is authorized to repurchase up to 2,500,000 shares of the Company’s Class A Common Stock through December 31, 2007. The Company had not purchased any stock under this new repurchase program as of August 28, 2004.

The Company currently plans to open 70 stores in fiscal 2005, remodel 25 existing stores and close 5 to 7 stores. In addition, the Company has completed the expansion of the existing Distribution Center in Indianapolis with an addition of 375,000 square feet and expects to complete the expansion of the existing corporate office in the 4th quarter of the year. Based on these projects, the Company now expects capital expenditures for the current fiscal year to approximate $48-52 million. Management believes that cash and marketable securities on hand, operating cash flow and the Company’s existing $50,000,000 bank facility, which expires on September 20, 2005, will provide sufficient capital to complete the Company’s fiscal 2005 store expansion program and to satisfy the Company’s other capital requirements through fiscal 2005.

The Company’s contractual obligations primarily consist of long-term debt, operating leases, and purchase orders for merchandise inventory. There have been no significant changes in the Company’s contractual obligations since February 28, 2004, other than those, which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations and additional operating leases entered into due to store openings).

Reincorporation and Company Reorganization

On July 29, 2004, The Finish Line, Inc., a Delaware corporation (the “Delaware Company”) merged (the “Reincorporation Merger”) with and into its newly-formed, wholly-owned subsidiary, The Finish Line Indiana Corp., an Indiana corporation (the “Indiana Company”). The Indiana Company survived the Reincorporation Merger as an Indiana corporation and became the successor corporation to the Delaware Company under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), with respect to the Delaware Company’s Class A stock, and under the Securities Act of 1933, as amended (“Securities Act”) with respect to the Delaware Company’s outstanding Securities Act registration statements. At the effective time of the Reincorporation Merger, the Indiana Company also changed its name to “The Finish Line, Inc.” The principal purpose of the Reincorporation Merger was to change the state of incorporation of the Delaware Company from Delaware to Indiana.

On August 1, 2004, the Indiana Company and its subsidiaries reorganized their operations to split the retail, distribution, headquarters, intellectual property and transportation functions among four corporations and one limited liability company (the Indiana Company, collectively with its subsidiaries after the effective date of the reorganization, is referred to throughout this quarterly report as the “Company”). The Finish Line, Inc. now represents the core retail business. The Finish Line USA, Inc., a wholly-owned subsidiary of The Finish Line, Inc., was formed to be responsible for the Company’s internal operations, which consists primarily of operations at headquarters. The Finish Line Distribution, Inc., a wholly-owned subsidiary of The Finish Line, Inc., was formed to be responsible for receiving, processing, selling and redistributing all merchandise purchased from The Finish Line USA, Inc. Finish Line Transportation Company, Inc., a wholly-owned subsidiary of The Finish Line, Inc., existed prior to the reorganization and will continue to own, manage, maintain and operate all automobiles, trucks, and aircraft. Spikes Holding, Inc., a Delaware Corporation and wholly-owned subsidiary of The Finish Line, Inc., was merged into a newly-formed entity, Spikes Holdings, LLC, an Indiana limited liability company, and became a wholly-owned subsidiary of The Finish Line USA, Inc. Spikes Holdings, LLC holds all of the Company’s intellectual property.

The implementation of the company reorganization was approved by the Board of Directors to allow the Company to better organize itself along functional lines and increase its operating efficiency, but is not expected to result in a material change to the overall business, management or location of the principal executive offices. As of August 28, 2004, and the period from the reorganization to August 28, 2004, there were no changes to the assets, liabilities, shareholders’ equity or results of operations of the Company on a consolidated basis.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market-risk associated with interest rates as of February 28, 2004 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004. For the twenty-six weeks ended August 28, 2004, there has been no significant change in related market risk factors.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, the information we are required to disclose in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings

None.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3:	Defaults Upon Senior Securities

None.

ITEM 4:	Submission of Matters to a Vote of Security Holders

On July 22, 2004 the Company held its Annual Meeting of Shareholders at which the following matters were approved by the Company’s shareholders by the votes indicated:

( a )	The following directors were elected to serve until the 2005 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. Of the 18,915,016 shares (1 vote per share) of Class A common stock and the 2,865,284 shares (10 votes per share) of Class B common stock represented at the meeting, the directors were elected by the following votes:

	Number Of Votes Received
Name	For	Against
Alan H. Cohen	41,897,329	5,670,527
David I. Klapper	41,898,229	5,669,627
Larry J. Sablosky	41,911,669	5,656,187
William Carmichael	47,006,694	561,162
Jeffrey H. Smulyan	46,945,934	621,922
Stephen Goldsmith	47,006,694	561,162
Bill Kirkendall	47,006,586	561,270

( b )	Changing the Company’s State of Incorporation from Delaware to Indiana:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
31,536,529	8,050,188	55,791

In addition there were 7,925,348 non-votes with respect to the proposal to change the Company’s State of Incorporation from Delaware to Indiana.

( c )	Approval of Indemnification Agreement:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
40,852,654	6,695,330	19,872

( d ) Approval of The Finish Line, Inc. Employee Stock Purchase Plan:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
39,528,411	90,510	23,587

In addition there were 7,925,348 non-votes with respect to the approval of The Finish Line, Inc. Employee Stock Purchase Plan.

( e ) Ratification of the Appointment of Ernst & Young LLP as the Company’s Independent Auditors:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
47,408,050	150,081	9,725

ITEM 5: Other Information

               None.

ITEM 6: Exhibits

Exhibits

2.1	Plan and Agreement of Merger between The Finish Line, Inc., a Delaware Corporation and The Finish Line Indiana Corp., an Indiana Corporation. Incorporated by reference to Appendix 1 of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004

3.1	Restated Articles of Incorporation of The Finish Line, Inc. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2004

3.2	Bylaws of The Finish Line, Inc. Incorporated by reference to Annex 2 to Appendix 1 of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004

31.1	Certification Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: September 23, 2004	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Executive Vice President – Chief Financial
Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description

2.1	Plan and Agreement of Merger between The Finish Line, Inc., a Delaware Corporation and The Finish Line Indiana Corp., an Indiana Corporation. Incorporated by reference to Appendix 1 of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004

3.1	Restated Articles of Incorporation of The Finish Line, Inc. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2004

3.2	Bylaws of The Finish Line, Inc. Incorporated by reference to Annex 2 to Appendix 1 of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d - 14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d - 14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002