Form 10-Q
period 2004-11-27
FINISH LINE INC /IN/
filed 2005-01-04
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended November 27, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Shares of common stock outstanding at December 27, 2004:

Class A              42,630,212

Class B                5,730,568

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 27, 2004	November 29, 2003	February 28, 2004
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,817	$38,094	$77,077
Marketable securities	12,675	13,400	18,775
Accounts receivable	15,493	12,129	6,261
Merchandise inventories, net	263,693	229,988	192,599
Income taxes recoverable	903	2,929	—
Other	6,366	4,904	2,826

Total current assets	335,947	301,444	297,538

PROPERTY AND EQUIPMENT:
Land	315	315	315
Building	22,029	11,676	11,677
Leasehold improvements	137,764	121,458	122,735
Furniture, fixtures, and equipment	75,316	59,076	60,050
Construction in progress	9,160	15,516	20,681

	244,584	208,041	215,458
Less accumulated depreciation	102,809	89,018	92,984

	141,775	119,023	122,474

OTHER ASSETS:
Deferred income taxes	1,394	5,099	5,541

Total assets	$479,116	$425,566	$425,553

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 27, 2004	November 29, 2003	February 28, 2004
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,460	$88,687	$56,332
Employee compensation	8,286	7,590	11,660
Accrued property and sales tax	5,241	5,021	6,144
Deferred income taxes	6,599	9,511	5,823
Other liabilities and accrued expenses	12,836	10,171	13,375

Total current liabilities	112,422	120,980	93,334

Long-term deferred rent payments	8,893	9,026	8,893

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized - 100,000 Shares issued - (November 27, 2004 – 47,060; November 29, 2003 – 46,890; February 28, 2004 – 47,060)
Shares outstanding - (November 27, 2004 – 42,629; November 29, 2003 – 41,478; February 28, 2004 – 42,314)	471	234	235
Class B:
Shares authorized – 10,000
Shares issued and outstanding - (November 27, 2004 – 5,731; November 29, 2003 – 5,901; February 28, 2004 – 5,731)	57	30	29
Additional paid-in capital	134,649	128,397	132,602
Retained earnings	240,325	187,963	209,012
Accumulated other comprehensive loss	—	(1)	—
Treasury stock - (November 27, 2004 – 4,431; November 29, 2003 – 5,412; February 28, 2004 – 4,746)	(17,701)	(21,063)	(18,552)

Total shareholders’ equity	357,801	295,560	323,326

Total liabilities and shareholders’ equity	$479,116	$425,566	$425,553

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty–Nine Weeks Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Net sales	$235,253	$202,035	$805,381	$680,629
Cost of sales (including occupancy expenses)	170,662	147,976	559,793	479,449

Gross profit	64,591	54,059	245,588	201,180

Selling, general, and administrative expenses	61,520	51,960	192,337	160,588
Insurance income – tornado	—	(1,228)	—	(1,228)

Operating income	3,071	3,327	53,251	41,820
Interest income – net	255	143	713	473

Income before income taxes	3,326	3,470	53,964	42,293
Provision for income taxes	994	1,319	20,237	16,072

Net income	$2,332	$2,151	$33,727	$26,221

Basic net income per share	$.05	$.05	$.70	$.56

Basic weighted average shares	48,316	47,189	48,209	46,693

Diluted net income per share	$.05	$.04	$.68	$.55

Diluted weighted average shares	49,361	48,626	49,302	48,018

Dividends declared per share	$.025	$—	$.050	$—

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands) (Unaudited)

	Thirty-Nine Weeks Ended
	November 27, 2004	November 29, 2003
OPERATING ACTIVITIES:
Net income	$33,727	$26,221
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,166	13,521
Deferred income taxes	4,923	6,496
Loss on disposal of property and equipment	161	84
Tax benefit from exercise of stock options	1,312	3,602
Changes in operating assets and liabilities:
Accounts receivable	(9,232)	(6,275)
Merchandise inventories	(71,094)	(71,208)
Other current assets	(3,540)	3,789
Accounts payable	23,128	33,917
Employee compensation	(3,374)	(697)
Accrued income taxes recoverable/payable	(5,423)	2,092
Other liabilities and accrued expenses	1,869	(2,649)
Deferred rent payments	—	126

Net cash provided by (used in) operating activities	(12,377)	9,019

INVESTING ACTIVITIES:
Purchases of property and equipment	(35,049)	(37,693)
Proceeds from disposal of property and equipment	421	27
Proceeds from sale of available-for-sale marketable securities	86,648	14,076
Purchases of available-for-sale marketable securities	(80,548)	(6,975)

Net cash used in investing activities	(28,528)	(30,565)

FINANCING ACTIVITIES:
Dividends paid to shareholders	(1,206)	—
Proceeds from exercise of stock options	1,851	6,241

Net cash provided by financing activities	645	6,241

Net decrease in cash and cash equivalents	(40,260)	(15,305)
Cash and cash equivalents at beginning of period	77,077	53,399

Cash and cash equivalents at end of period	$36,817	$38,094

See accompanying notes.

The Finish Line, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment”. See Note 3 for further discussion.

2.  Reincorporation and Company Reorganization

On July 29, 2004, The Finish Line, Inc., a Delaware corporation (the “Delaware Company”) merged (the “Reincorporation Merger”) with and into its newly-formed, wholly-owned subsidiary, The Finish Line Indiana Corp., an Indiana corporation (referred to throughout this quarterly report as the “Company”). The Company survived the Reincorporation Merger as an Indiana corporation and became the successor corporation to the Delaware Company under the Securities Exchange Act of 1934, as amended, with respect to the Delaware Company’s Class A stock, and under the Securities Act of 1933, as amended (“Securities Act”) with respect to the Delaware Company’s outstanding Securities Act registration statements. At the effective time of the Reincorporation Merger, the Company also changed its name to “The Finish Line, Inc.” The principal purpose of the Reincorporation Merger was to change the state of incorporation of the Delaware Company from Delaware to Indiana.

On August 1, 2004, the Company and its subsidiaries reorganized their operations to split the Company’s retail, distribution, headquarters, intellectual property and transportation functions among four corporations and one limited liability company. The Company now represents the core retail business of it and its subsidiaries. The Finish Line USA, Inc., a wholly-owned subsidiary of the Company, was formed to be responsible for the Company’s internal operations, which consists primarily of operations at headquarters. The Finish Line Distribution, Inc., a wholly-owned subsidiary of the Company, was formed to be responsible for receiving, processing, selling and redistributing all merchandise purchased from The Finish Line USA, Inc. The Finish Line Transportation Company, Inc., a wholly-owned subsidiary of the Company, existed prior to the reorganization and will continue to own, manage, maintain and operate all automobiles, trucks, and aircraft. Spikes Holding, Inc., a Delaware Corporation and wholly-owned subsidiary of the Company, was merged into a newly created entity, Spikes Holdings, LLC, an Indiana limited liability company, and became a wholly-owned subsidiary of The Finish Line USA, Inc. Spikes Holdings, LLC holds all of the Company’s intellectual property.

The implementation of the company reorganization was approved by the Board of Directors to allow the Company to better organize itself along functional lines and increase its operating efficiency, but is not expected to result in a material change to the overall business, management or location of the principal executive offices.

3.  Stock Based Compensation

As allowed by FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company also has an Employee Stock Purchase Plan (ESPP) that qualifies as a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, and accordingly, no compensation expense is recognized.

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123, as amended, to its stock-based employee compensation for the thirteen week and thirty-nine week periods ended would have been as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
	(in thousands except per share data)
Net income as reported	$2,332	$2,151	$33,727	$26,221
Total stock based employee compensation expense using the fair value based method, net of related tax	(891)	(603)	(2,494)	(1,703)
Stock based employee compensation expense recorded, net of related tax	77	70	231	200

Pro forma net income	$1,518	$1,618	$31,464	$24,718

Diluted net income per share
As reported	$.05	$.04	$.68	$.55
Pro forma	$.03	$.03	$.64	$.52
Basic net income per share
As reported	$.05	$.05	$.70	$.56
Pro forma	$.03	$.03	$.66	$.54

The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share of future periods because options vest over several years and additional awards may be made each year.

On December 16, 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” which will be effective for interim or annual reporting periods beginning after June 15, 2005. The new standard will require the Company to expense stock options and the FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options. The Company has begun a process to analyze how the utilization of a binomial lattice model could impact the valuation of our options. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in the table above.

4.  Insurance Settlement

On September 20, 2002, the Company’s corporate office and distribution center located in Indianapolis, Indiana were damaged by a tornado. The distribution center sustained the majority of damage while the corporate offices, which are connected to the facility, suffered only minor damage.

The Company maintained comprehensive property insurance to cover physical damage to the facility (at replacement value) and its contents, including inventory (at retail value), as well as coverage for loss of business and extra expenses incurred as a result of an insured event. The Company had resolved and reported all of the insurance claims related to the tornado in prior periods. During the quarter ended November 29, 2003, a final settlement on the building portion of the insurance claim was received, which resulted in recognition of $1,228,000 of income.

5.  Common Stock

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 31, 2007, up to 5,000,000 shares of the Company’s Class A Common Stock outstanding. As of November 27, 2004, the Company had not purchased any shares under the new repurchase program.

On July 29, 2004, the Company increased the number of authorized shares of Class A Common Stock to 100,000,000 from 30,000,000 and decreased the number of authorized shares of Class B Common Stock to 10,000,000 from 12,000,000. The Company increased the number of authorized shares of Class A Common Stock to implement the two-for-one stock split effective November 17, 2004.

On October 21, 2004, The Company’s Board of Directors declared a two-for-one split of the Company’s Class A and Class B Common Stock which were distributed after the close of business on November 17, 2004 in the form of a 100% stock dividend to shareholders of record as of November 5, 2004. All references in the financial statements to number of shares and per share amounts of the Company’s Class A and B Common Stock have been retroactively, restated to reflect the impact of the Company’s stock split.

On October 21, 2004, the Company’s Board of Directors announced a quarterly cash dividend of $.025 per share of Class A and Class B Common Stock. The second quarterly cash dividend was paid on December 15, 2004 to shareholders of record on December 1, 2004. As of November 27, 2004, the Company had recorded a dividend payable of $1.2 million. The Company also paid $1.2 million in September for the quarterly cash dividend related to the second quarter.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2004.

Except for the historical information contained herein, the matters discussed in this filing are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, the availability of products, management of growth, and the other risks detailed in the Company’s Securities and Exchange Commission filings. The words or phrases “anticipates”, “expects”, “will continue”, “believes”, “estimates”, “projects”, or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Category
Footwear	$183,357	$152,729	$650,472	$538,204
Activewear/Accessories	51,896	49,306	154,909	142,425

Total	$235,253	$202,035	$805,381	$680,629

The following table sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	72.5	73.2	69.5	70.4

Gross profit	27.5	26.8	30.5	29.6
Selling, general and administrative expenses	26.2	25.7	23.9	23.6
Insurance income – tornado	—	(.6)	—	(.2)

Operating income	1.3	1.7	6.6	6.2
Interest income – net	.1	.1	.1	.1

Income before income taxes	1.4	1.8	6.7	6.3
Provision for income taxes	.4	.7	2.5	2.4

Net income	1.0%	1.1%	4.2%	3.9%

Thirteen Weeks Ended November 27, 2004 Compared to Thirteen Weeks Ended November 29, 2003

Net sales increased 16.4% to $235.3 million for the thirteen weeks ended November 27, 2004 from $202.0 million for the thirteen weeks ended November 29, 2003. This increase in net sales was primarily attributable to a 7.8% increase in comparable store sales for the period along with an increase in net sales from new stores. As of November 27, 2004, the number of stores in operation increased 11.3% to 592 from 532 at November 29, 2003. Comparable footwear net sales for the thirteen weeks ended November 27, 2004¸ increased approximately 11.2% versus the thirteen weeks ended November 29, 2003. Part of the 11.2% increase was attributable to a 2.6% increase in the average selling price of footwear for the period. Comparable activewear and accessories net sales decreased approximately 2.7% for the comparable period. Net sales per square foot increased to $70 from $65 for the same thirteen week period of the prior year.

Gross profit for the thirteen weeks ended November 27, 2004 was $64.6 million, an increase of $10.5 million over the thirteen weeks ended November 29, 2003. During this same period, gross profit increased to 27.5% of net sales versus 26.8% for the prior year. This 0.7% increase was due to a 0.3% decrease in occupancy costs as a percentage of net sales (primarily caused by the increase in net sales during the period), a .3% increase in margin for merchandise sold and a 0.1% decrease in inventory shrink.

Selling, general and administrative expenses increased $9.6 million, or 18.4%, to $61.5 million (26.2% of net sales) for the thirteen weeks ended November 27, 2004 from $52.0 million (25.7% of net sales) for the thirteen weeks ended November 29, 2003. This 0.5% increase was primarily a result of a 0.5% increase as a percentage of net sales in marketing costs as the Company continues to make an investment in strategic marketing programs related to the Company’s e-commerce, catalog and stores to drive traffic as well as a 0.3% increase in freight costs due to an increase in fuel costs surcharges. These increases were partially offset by a 0.4% decrease in store payroll related costs as the Company leveraged increased sales.

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

Net interest income was $255,000 (0.1% of net sales) for the thirteen weeks ended November 27, 2004, compared to net interest income of $143,000 (0.1% of net sales) for the thirteen weeks ended November 29, 2003. The increase was primarily due to an increase in the average interest rate earned during the quarter compared to the prior year.

The Company had a provision for income taxes of $994,000 for the thirteen weeks ended November 27, 2004, as compared to $1.3 million for the thirteen weeks ended November 29, 2003. The decrease is due primarily to a decrease in the effective tax rate from 38.0% in the thirteen weeks ended November 29, 2003 to 29.9% for the thirteen weeks ended November 27, 2004. The quarterly decrease in the effective tax rate, which is due to state tax planning initiatives the Company has implemented, was made to reduce the year-to-date effective tax rate to the expected annual rate of 37.5% from 38.0%.

Net income was $2.3 million for the thirteen weeks ended November 27, 2004 compared to net income of $2.2 million for the thirteen weeks ended November 29, 2003. Diluted net income per share was $.05 for the thirteen weeks ended November 27, 2004 compared to diluted net income per share of $.04 for the thirteen weeks ended November 29, 2003. Diluted weighted average shares outstanding were 49,361,000 and 48,626,000 for the thirteen weeks ended November 27, 2004 and November 29, 2003, respectively. The increase in weighted average shares outstanding was the result of shares issued upon exercise of Company stock options.

Thirty-Nine Weeks Ended November 27, 2004 Compared to Thirty-Nine Weeks Ended November 29, 2003

Net sales increased 18.3%, or $124.8 million, to $805.4 million for the thirty-nine weeks ended November 27, 2004 from $680.6 million for the thirty-nine weeks ended November 29, 2003. Of this increase, $30.2 million was attributable to a 11.3% increase in the number of stores open (65 stores opened less 5 stores closed) during the period from 532 at November 29, 2003 to 592 at November 27, 2004. The balance of the increase was attributable to a $35.5 million increase in net sales from the existing stores open only part of the first thirty-nine weeks of last year along with a comparable store net sales increase of 9.0% for the thirty-nine weeks ended November 27, 2004. Comparable footwear net sales for the thirty-nine weeks ended November 27, 2004, increased approximately 11.4%. Part of the 11.4% increase was attributable to a 4.7% increase in average selling price of footwear for the period. Comparable activewear and accessories net sales decreased approximately 0.1% for the comparable period. Net sales per square foot increased to $246 from $227 for the same period of the prior year.

Gross profit for the thirty-nine weeks ended November 27, 2004 was $245.6 million, an increase of $44.4 million over the thirty-nine weeks ended November 27, 2003. During this same period gross profit increased to 30.5% of net sales versus 29.6% for the prior year. The 0.9% increase was due to a 0.4% decrease in occupancy costs as a percentage of net sales (primarily caused by the increase in net sales for the thirty-nine weeks), a 0.4% increase in margin for product sold and a 0.1% reduction in inventory shrink.

Selling, general and administrative expenses increased $31.7 million, or 19.8%, to $192.3 million (23.9% of net sales) for the thirty-nine weeks ended November 27, 2004 from $160.6 million (23.6% of net sales) for the thirty-nine weeks ended November 29, 2003. This 0.3% increase was primarily attributable to a 0.4% increase as a percentage of net sales in marketing costs as the Company continues to make an investment in strategic marketing programs related to the Company’s e-commerce, catalog and stores to drive traffic.

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

Net interest income was $713,000 (0.1% of net sales) for the thirty-nine weeks ended November 27, 2004, compared to net interest income of $473,000 (0.1% of net sales) for the thirty-nine weeks ended November 29, 2003, an increase of $240,000. This increase was due primarily to an increase in average interest rate earned in the thirty-nine weeks ended in November 27, 2004 compared to the same period in prior year.

The Company’s provision for federal and state income taxes was $20.2 million for the thirty-nine weeks ended November 27, 2004 compared to $16.1 million for the thirty-nine weeks ended November 29, 2003. The $4.1 million increase in the provision is due to the increased level in income before income taxes for the thirty-nine weeks ended November 27, 2004, partially offset by the decrease in effective tax rate from 38% for the thirty-nine weeks ended November 29, 2003 to 37.5% for the thirty-nine weeks ended November 27, 2004. The decrease in effective tax rate is due to state tax planning initiatives the Company has implemented.

Net income increased 28.6% to $33.7 million for the thirty-nine weeks ended November 27, 2004 compared to $26.2 million for the thirty-nine weeks ended November 29, 2003. Diluted net income per share increased 23.6% to $.68 for the thirty-nine weeks ended November 27, 2004 compared to diluted net income per share of $.55 for the thirty-nine weeks ended November 29, 2003. Diluted weighted average shares outstanding were 49,302,000 and 48,018,000 for the periods ended November 27, 2004 and November 29, 2003, respectively. The increase in weighted average shares outstanding was the result of exercise of Company stock options.

Liquidity and Capital Resources

The Company used net cash of $12.4 million in its operating activities during the thirty-nine weeks ended November 27, 2004 as compared to net cash provided by its operating activities of $9.0 million during the thirty-nine weeks ended November 29, 2003.

The Company had a net use of cash from its investing activities of $28.5 million and $30.6 million for the thirty-nine week periods ended November 27, 2004 and November 29, 2003, respectively. Of the $28.5 million used in fiscal 2004, $35.0 million was used for new store construction, remodeling of existing stores and the expansion of the corporate office and distribution center. This amount was partially offset by $6.1 million in net maturities and proceeds from the sale of marketable securities.

On October 21, 2004, the Company’s Board of Directors announced a quarterly cash dividend of $.025 per share of Class A and Class B Common Stock. The second quarterly cash dividend was paid on December 15, 2004 to shareholders of record on December 1, 2004. As of November 27, 2004, the Company had recorded a dividend payable of $1.2 million. The Company also paid $1.2 million in September for the quarterly cash dividend related to the second quarter.

The Company had working capital of $223.5 million at November 27, 2004, an increase of $19.3 million from the working capital of $204.2 million at February 28, 2004.

Merchandise inventories were $263.7 million at November 27, 2004 compared to $192.6 million at February 28, 2004 and $230.0 million at November 29, 2003. Merchandise inventories on a per square foot basis at November 30, 2004 increased approximately 4.4% compared to November 29, 2003.

At November 27, 2004 the Company had cash and cash equivalents of $36.8 million, marketable securities of $12.7 million and no interest bearing debt. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity. The marketable securities are auction market preferreds which generally have maturities extending well beyond one year; however, there is an active market through which the Company can readily liquidate its holding. Marketable securities are classified as available-for-sale and are available to support current operations.

The Company’s Board of Directors approved a new stock repurchase program on July 22, 2004 in which the Company is authorized to repurchase up to 5,000,000 shares of the Company’s Class A Common Stock through December 31, 2007. The Company had not purchased any stock under this new repurchase program as of November 27, 2004.

On July 29, 2004, the Company increased the number of authorized shares of Class A Common Stock to 100,000,000 from 30,000,000 and decreased the number of authorized shares of Class B Common Stock to 10,000,000 from 12,000,000. The Company increased the number of authorized shares of Class A Common Stock to implement the two-for-one stock split effective November 17, 2004.

The Company currently plans to open 71 stores (65 have been opened through November 27, 2004) in fiscal 2005, remodel 27 existing stores and close 4 to 6 stores. In fiscal 2006, the Company currently plans to open a total of 70 new stores, while remodeling 25 existing stores and closing 4-6 existing stores. In addition, the Company has completed the expansion of the existing Distribution Center in Indianapolis with an addition of 375,000 square feet and expects to complete the expansion of the existing corporate office in the first quarter of next fiscal year. Based on these projects, the Company now expects capital expenditures for the current fiscal year to approximate $48 to 52 million. Management believes that cash and marketable securities on hand, operating cash flow and the Company’s existing $50.0 million bank facility, which expires on September 20, 2005, will provide sufficient capital to meet the Company’s operating and capital needs in the foreseeable future.

The Company’s contractual obligations primarily consist of long-term debt, operating leases, and purchase orders for merchandise inventory. There have been no significant changes in the Company’s contractual obligations since February 28, 2004, other than those, which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and additional operating leases entered into due to store openings).

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) finalized Statement No. 123R “Share Based Payment,” which will be effective for interim or annual reporting periods beginning after June 15, 2005. The new standard will require the Company to expense stock options and the FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options. The Company has begun a process to analyze how the utilization of a binomial lattice model could impact the valuation of our options. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in the accompanying Notes to Unaudited Consolidated Financial Statements (Note 3 – Stock Based Compensation).

Reincorporation and Company Reorganization

On July 29, 2004, The Finish Line, Inc., a Delaware corporation (the “Delaware Company”) merged (the “Reincorporation Merger”) with and into its newly-formed, wholly-owned subsidiary, The Finish Line Indiana Corp., an Indiana corporation (referred to throughout this quarterly report as the “Company”). The Company survived the Reincorporation Merger as an Indiana corporation and became the successor corporation to the Delaware Company under the Securities Exchange Act of 1934, as amended, with respect to the Delaware Company’s Class A stock, and under the Securities Act of 1933, as amended (“Securities Act”) with respect to the Delaware Company’s outstanding Securities Act registration statements. At the effective time of the Reincorporation Merger, the Company also changed its name to “The Finish Line, Inc.” The principal purpose of the Reincorporation Merger was to change the state of incorporation of the Delaware Company from Delaware to Indiana.

On August 1, 2004, the Company and its subsidiaries reorganized their operations to split the Company’s retail, distribution, headquarters, intellectual property and transportation functions among four corporations and one limited liability company. The Company now represents the core retail business of it and its subsidiaries. The Finish Line USA, Inc., a wholly-owned subsidiary of the Company, was formed to be responsible for the Company’s internal operations, which consists primarily of operations at headquarters. The Finish Line Distribution, Inc., a wholly-owned subsidiary of the Company, was formed to be responsible for receiving, processing, selling and redistributing all merchandise purchased from The Finish Line USA, Inc. The Finish Line Transportation Company, Inc., a wholly-owned subsidiary of the Company, existed prior to the reorganization and will continue to own, manage, maintain and operate all automobiles, trucks, and aircraft. Spikes Holding, Inc., a Delaware Corporation and wholly-owned subsidiary of the Company, was merged into a newly created entity, Spikes Holdings, LLC, an Indiana limited liability company, and became a wholly-owned subsidiary of The Finish Line USA, Inc. Spikes Holdings, LLC holds all of the Company’s intellectual property.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market-risk associated with interest rates as of February 28, 2004, see “Quantitative and Qualitative Disclosures about Market Risk, in Item 7A of Part II, of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004. For the thirty-nine weeks ended November 27, 2004, there has been no significant change in related market risk factors.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, the information we are required to disclose in the reports that we file or submit under the Exchange Act.

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

None.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Submission of Matters to a Vote of Security Holders

None.

ITEM 5: Other Information

None.

ITEM 6: Exhibits:

Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a–14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: January 4, 2005	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Executive Vice President – Chief Financial Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002