Form 10-K
period 2005-02-26
FINISH LINE INC /IN/
filed 2005-05-06
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 26, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 27, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $601,692,000, which was based on the last sale price reported for such date by NASDAQ.

The number of shares of the Registrant’s Common Stock outstanding on April 15, 2005 was:

Class A Common Stock: 43,800,167

Class B Common Stock: 5,141,336

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement dated June 20, 2005 for the Annual Meeting of Stockholders to be held on July 21, 2005 (hereinafter referred to as the “2005 Proxy Statement”) are incorporated into Part III.

PART I

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K and the documents incorporated by reference contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed in the Form 10-K and the documents incorporated by reference are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: changing consumer preferences; The Finish Line, Inc., along with its consolidated subsidiaries, (the “Company”) inability to successfully market its footwear, apparel, accessories and other merchandise; price, product and other competition from other retailers (including internet and direct manufacturer sales); the unavailability of products; the inability to locate and obtain favorable lease terms for the Company’s stores; the loss of key employees, general economic conditions and adverse factors impacting the retail athletic industry; management of growth, and the other risks detailed in the Company’s Securities and Exchange Commission filings. In this Annual Report, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking-statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1—Business

General

Throughout this Annual Report on Form 10-K, the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003 are referred to as fiscal 2005, 2004 and 2003, respectively.

The Finish Line, Inc. (“Finish Line”) together with its wholly-owned subsidiaries The Finish Line Man Alive, Inc. (“Man Alive”), The Finish Line USA, Inc., The Finish Line Distribution, Inc., Spike’s Holding LLC, and Finish Line Transportation Company, Inc., (collectively the “Company”) is one of the largest mall-based specialty retailers of brand name athletic, outdoor and lifestyle footwear, activewear and accessories in the United States. As of April 15, 2005, the Company operated 609 Finish Line stores in 46 states and 37 Man Alive stores in 9 states. A Finish Line store generally carries a large selection of men’s, women’s and children’s athletic and lifestyle shoes, as well as a broad assortment of activewear and accessories. Brand names offered by the Company include Nike, adidas, Reebok, K-Swiss, New Balance, Phat Farm, Timberland, Brooks, Saucony, Asics and many others. A Man Alive store is a hip-hop fashion retailer offering men’s and ladies’ name brand fashions from the industry’s leading designers.

The Company attempts to distinguish itself from other athletic footwear specialty retailers through larger mall-based store formats. Finish Line stores average 5,710 square feet and Man Alive stores average 2,831 square feet. The Finish Line’s stores opened during fiscal 2005 averaged approximately 4,857 square feet. The Company’s strategy is to create an exciting and entertaining retail environment by continually updating store designs, and to operate a larger store size, which permits greater product selection and merchandising flexibility. Since activewear and accessories generally carry higher gross margins than footwear, Finish Line devotes a greater percentage of its sales area to these products than typical athletic footwear specialty stores. Activewear and accessories accounted for approximately 21% of the Company’s net sales in fiscal 2005.

On July 29, 2004, The Finish Line, Inc., a Delaware corporation (the “Delaware Company”) merged (the “Reincorporation Merger”) with and into its newly-formed, wholly-owned subsidiary, The Finish Line Indiana Corp., an Indiana corporation (referred to throughout this report as the “Company”). The Company survived the

Reincorporation Merger as an Indiana corporation and became the successor corporation to the Delaware Company under the Securities Exchange Act of 1934, as amended, with respect to the Delaware Company’s Class A stock, and under the Securities Act of 1933, as amended (“Securities Act”) with respect to the Delaware Company’s outstanding Securities Act registration statements. At the effective time of the Reincorporation Merger, the Company also changed its name to “The Finish Line, Inc.” The principal purpose of the Reincorporation Merger was to change the state of incorporation of the Delaware Company from Delaware to Indiana.

The Company’s principal executive offices are located at 3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235, and its telephone number is (317) 899-1022.

Operating Strategies

The Company seeks to be a leading specialty retailer of athletic footwear and activewear in the markets it serves. To achieve this, the Company has developed the following elements to its business strategy:

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

Inventory Management.    The Company stresses effective replenishment and distribution to each store. The Company’s advanced information and distribution systems enable it to track inventory in each store by stockkeeping unit (SKU) on a daily basis, giving the Company flexibility to merchandise its products effectively. In addition, these systems allow the Company to respond promptly to changing customer preferences and to maintain optimal inventory levels in each store. The Company’s inventory management system features automatic replenishment driven by point-of-sale (POS) data capture and a highly automated distribution center, which enables the Company to ship merchandise to each store every third day.

Product Diversity; Broad Demographic Appeal.    The Company stocks its stores with a combination of the newest high profile and brand name merchandise, unique products manufactured exclusively for the Company, as well as promotional and opportunistic purchases of other brand name merchandise. Product diversity, in combination with the Company’s store formats and commitment to customer service, is intended to attract a broad demographic cross-section of customers.

Expansion Strategies

The Company’s objective is to continue its store expansion program by introducing stores into new markets as well as increasing its visibility in previously established markets.

New Store Openings.    Since the Company’s initial public offering in June 1992, The Company has expanded from 104 stores to 646 stores (including 37 Man Alive stores) at April 15, 2005. The Company opened 71 new Finish Line stores in fiscal 2005 and intends to open approximately 70 new Finish Line stores and 10-15 new Man Alive stores in the upcoming fiscal year. Total square footage increased 14.2% (10.8% without acquired Man Alive stores) in fiscal 2005 over the prior year as a result of the Company’s continued expansion through opening new Finish Line stores and the acquisition of 37 Man Alive stores.

For the year ending February 25, 2006 the Company plans to increase its total square footage open by approximately 10% to 11% (80-85 new stores). Almost all of this square footage growth will result from the continued emphasis on smaller traditional stores averaging approximately 4,750 square feet for Finish Line stores and 3,500 square feet for Man Alive stores. The Company expects that its new stores will be in both new and existing geographic markets.

During fiscal 2005, the Company opened one street-side location in Brooklyn, New York and five stores in open life-style malls. The Company sees both street and life-style locations as another expansion opportunity as the Company believes that long-term it can open 100-200 street-side locations as well as 100-200 stores in open life-style malls.

Also effective January 29, 2005, the Company purchased Man Alive and its existing 37 stores. This acquisition allows the Company to increase and expand its business in the urban apparel business, as Man Alive is one of the leading retailers in Hip-Hop fashion apparel. The Company plans to open 10-15 new Man Alive stores in the upcoming fiscal year and, although no assurance can be given, believes there is a long-term potential of operating 300-400 Man Alive stores.

Store Footwear Selection—Stores which are less than 10,000 square feet in size typically are stocked with 600-800 footwear styles and 10,000+ shoes. Stores which are more than 10,000 square feet in size are typically stocked with 1,000-1,300 footwear styles and 20,000 - 30,000+ shoes. Finish Line currently operates 38 stores greater than 10,000 square feet. This format offers Finish Line the opportunity to carry a larger selection of shoes than its competitors and establish a dominant presence in the best major malls throughout the country.

Commitment to Continually Strengthen Infrastructure.    Over the last several years, the Company has made a number of strategic infrastructure investments, including enhancements to its management, store operations and distribution and information systems.

The Company has also invested in material handling equipment that includes a high speed shipping sorter and a tilt-tray sortation system that have been operational since May 2004. This equipment enables the Company to process merchandise through the distribution center in a more efficient and accurate manner. This equipment has increased the Company’s throughput capacity and allows us to increase our in-stock position at the stores.

Merchandise

The following table sets forth the net sales along with the percentage of net sales attributable to the categories of footwear, activewear and related accessories during the periods indicated. These amounts and percentages fluctuate substantially during the different consumer buying seasons. To take advantage of this seasonality, the Company’s stores have been designed to allow for a shift in emphasis in the merchandise mix between footwear and activewear/accessory items.

	Year Ended
Category	February 26, 2005		February 28, 2004		March 1, 2003
Footwear	$926,524	79%	$768,995	78%	$605,727	80%
Activewear/Accessories	240,243	21%	216,896	22%	151,432	20%

Total	$1,166,767	100%	$985,891	100%	$757,159	100%

All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the corporate headquarters. The store manager and district manager, along with management at the Company’s headquarters, review the merchandise mix to adapt to permanent or temporary changes or trends in the marketplace.

Footwear

Finish Line’s distinctive shoe walls are stocked with the latest in athletic, casual and outdoor footwear that the industry has to offer, including: Nike, adidas, Reebok, K-Swiss, New Balance, Phat Farm, Timberland, Brooks, Saucony, Asics and many others. To make shopping easier for customers, footwear is categorized into definable sections including: basketball, running, cross-training, fitness, tennis, outdoor, casual and lifestyle. Most categories are available in men’s, women’s and children’s styles.

Activewear/Accessories

Many of the same companies that supply Finish Line with quality footwear, also supply activewear, including products made by Nike, adidas and Reebok. Additional suppliers include Majestic Graphics, Baker Hosiery, Implus, along with many others. Many vendors offer footwear, activewear and accessories in “collections.” Categories of activewear consist of jackets, caps, tops, pants, shorts, windwear, running wear, warm-ups, fleece, fitness wear and sport-casual wear. In addition, the Company carries licensed apparel and caps. Among the accessories offered by the Company are socks, athletic bags, backpacks, sunglasses, watches and shoe-care products.

The Company has various exclusive apparel collections with vendors such as the “Maddie” collection with Nike. “Maddie” is geared towards the 14-16 year-old girl. The product line, which ranges from wristbands and purses to sheer pullovers and capris, complements the Maddie Max footwear collection. The Company is working closely with the branded apparel vendors to continue developing new exclusive product offerings to provide more competitive introductory price points in key product categories. The Company has continued to increase sales in its private label, FINL 365. FINL 365, which includes core basics such as t-shirts and shorts, continues to become a larger part of the apparel business as the Company continues to develop more relevant products, and sources it more efficiently.

Direct-to-Consumer

The Company has focused on increasing the direct-to-consumer business over the past several years. The Company continues to redesign and update its e-commerce site to enhance the quality and usefulness of the site. The finishline.com site is the Company’s most visible store with 40,000 to 50,000 visitors per day. The Company continues to look for new ways to increase its e-commerce business including partnerships with other websites. A second element of the direct-to-consumer business is the Company’s catalog. The Company increased the mailing frequency from 4 catalogs in fiscal 2004 to 7 in fiscal 2005. Also, the Company nearly tripled its circulation of the catalog in fiscal 2005. The Company has seen significant increases in business as a result of this investment.

The Company also has a customer reward program called “Winners Circle.” The Company maintains a database with the Winners Circle information that it uses to e-mail customers for key initiatives as well as mail other pertinent information to members.

Marketing

The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes television, direct mail, consumer print, outdoor, and the internet in its marketing efforts.

The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense for fiscal 2005 and fiscal 2004 was 1.9% and 1.5% of net sales after deducting co-op reimbursements, respectively. The increase in fiscal 2005 was due to a concerted effort by the Company to continue to invest in strategic marketing programs related to the Company’s e-commerce, catalog and stores to drive traffic. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multimillion dollar advertising campaigns of its key suppliers, such as Nike, adidas, and Reebok.

The Company also uses in-store contests, promotions and event sponsorships, as well as a comprehensive public relations effort, to further market the Company.

Purchasing and Distribution

Finish Line’s footwear purchasing is coordinated through a centralized merchandising department under the direction of a Senior Vice President-General Merchandise Manager. The buying and merchandise departments are comprised of approximately 45 people. The footwear and activewear/accessories divisions consist of divisional merchandise managers, multiple buyers and associate buyers. Both buying divisions are supported by a planning and merchandising division, which consists of a Vice-President-Planning, planners, merchandisers and administrative assistants.

The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 250 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 58% and 56% of total purchases in fiscal 2005 and fiscal 2004, respectively. The Company purchased approximately 81% of total merchandise in fiscal 2005 and 79% in fiscal 2004 from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

The Company utilizes a warehouse management computer software for distribution center processing that features RF technology. This software was modified to interface with the new high speed shipping sorter and tilt-tray sortation system that became operational in May 2004. This system has helped improve productivity and accuracy as well as reduce the time it takes to send merchandise to stores. The Company believes this innovative technology will continue to improve its operations as well as allow for real-time tracking of inventory within the distribution center and in transit to the stores.

Nearly all of the Company’s merchandise is shipped directly from suppliers to the distribution center, where the Company processes and ships it by contract and common carriers to its stores. Each day shipments are made to one-third of the Company’s stores. In any three-week period, each store will receive five shipments. A shipment is normally received one to four days from the date that the order is filled depending on the store’s distance from the distribution center. Historically, the Company maintains approximately two weeks supply of merchandise at the distribution center.

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

Store Operations

The Company’s Executive Vice President—Store Operations, two Vice Presidents-Stores and Store Operations, Regional Vice Presidents and district managers visit the stores regularly to review the implementation of Company plans and policies, monitor operations, and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at corporate headquarters. Each store has a store manager or co-managers that are responsible for supervision and overall operations, one or more assistant managers and additional full and part-time sales associates.

Regional, district and store managers receive a fixed salary and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All assistant store managers and sales associates are paid on an hourly basis.

Real Estate

As of April 15, 2005, the Company operated 646 stores in 46 states. The Company’s stores are primarily located in enclosed shopping malls. The typical store format has a sales floor, which includes a try-on area, and a display area where each style of footwear carried in the store is displayed by category (e.g., basketball, tennis, running), and adjacent stock room where the footwear inventory is maintained. Sales floors in stores represent approximately 65% to 75% of the total space.

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

The Company leases all of its stores. Initial lease terms of the stores generally range from five to ten years in duration without renewal options, although some of the stores are subject to leases for five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount.

Based upon expenditures for fiscal 2005, the Company estimates that the cash requirements in the upcoming fiscal year for opening a traditional new Finish Line store (averaging approximately 4,750 square feet) will approximate $700,000. This estimate includes $475,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $350,000 ($225,000 net of payables) in inventory investment. The estimate for opening new Man Alive stores (averaging approximately 3,500 square feet) will approximate $500,000 per store. This estimate includes $400,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $160,000 ($100,000 net of payables) in inventory investment.

Competition

The Company’s business is highly competitive. Many of the products the Company sells are sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores, mass merchandisers, and internet e-tailers. Some of the Company’s primary competitors are large national and/or regional chains that have substantially greater financial and other resources than the Company. Among the Company’s competition are stores that are owned by major suppliers to the Company. To a lesser extent, the Company competes with mail order and local sporting goods and athletic specialty stores. In many cases, the Company’s stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases, which the Company enters into, do not restrict the opening of stores by competitors.

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

Seasonal Business

The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the late summer (late July through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal years ended February 26, 2005 and February 28, 2004 these periods accounted for approximately 32.4% and 33.5% of the Company’s annual sales, respectively.

Employees

As of February 26, 2005, the Company employed approximately 13,100 persons, 3,600 of whom were full-time and 9,500 of whom were part-time. Of this total, 682 were employed at the Company’s Indianapolis, Indiana corporate headquarters and distribution center and 51 were employed as regional vice-presidents and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union, and employee relations are generally considered good.

Retirement Plan

For fiscal 2005, the Company contributed cash in the amount of $1,450,000 (net of forfeitures) to the Company’s Profit Sharing Plan. While no assurances can be given that it will continue to do so in the future, the Company has in the past purchased on the open market its Class A Common Stock and later contributed it in lieu of cash to the Company’s Profit Sharing Plan. The Company made no such contributions of stock during fiscal 2005.

The Plan also includes a 401(k) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of the employee’s wages. The Company contributed matching funds of approximately $1,463,000 in fiscal 2005 and $1,177,000 in fiscal 2004.

Trademarks

The Company has registered in the United States Patent and Trademark Office several trademarks relating to its business. The Company believes its trademark and service mark registrations are valid, and it intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks and service marks.

Available Information

The Finish Line’s Internet address is http://www.finishline.com and Man Alive’s Internet address is http://www.manalive.com. The Company makes available free of charge through its Finish Line Internet website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Investor Relations page on Finish Line’s website provides the Company’s Code of Ethics.

Item 2—Properties

In November 1991, the Company moved into its existing corporate headquarters and distribution center located on 16 acres in Indianapolis, Indiana. The facility, which is owned by the Company, was designed and constructed to the Company’s specifications and includes automated conveyor and storage rack systems, a high speed shipping sorter and a tilt-tray sortation system designed to reduce labor costs, increase efficiency in processing merchandise and enhance space productivity. In 1992, the Company purchased an additional 17 adjacent acres, which brought the total size of the headquarters property to 33 acres. In March 2005, the Company purchased an additional 21 adjacent acres, which includes a 112,000 square foot building, thus bringing the total size of the headquarters property to 54 acres. In April 2003, the Company began construction on a 375,000 square foot addition to the office and distribution center in Indianapolis, Indiana. In May 2004, the distribution center portion of the construction was completed and put into service. The new office space is expected to be complete in May 2005. The expansion brings the facility to 142,000 square feet of office space and 535,000 square feet of warehouse space, as well as an additional 112,000 square feet (mostly warehouse space) on the recently purchased adjacent 21 acres.

Store Locations

At April 15, 2005, the Company operated 646 stores in 46 states. The Company’s stores are primarily located in enclosed shopping malls. The following table sets forth information concerning the Company’s stores.

State	Total	State	Total
Alabama	9	Nebraska	5
Arizona	10	Nevada	4
Arkansas	5	New Hampshire	5
California	33	New Jersey	16
Colorado	8	New Mexico	2
Connecticut	8	New York	32
Delaware	2	North Carolina	21
Florida	37	North Dakota	1
Georgia	22	Ohio	47
Idaho	2	Oklahoma	8
Illinois	43	Oregon	3
Indiana	30	Pennsylvania	36
Iowa	12	South Carolina	10
Kansas	8	South Dakota	1
Kentucky	8	Tennessee	18
Louisiana	8	Texas	46
Maine	3	Utah	3
Maryland	19	Vermont	1
Massachusetts	14	Virginia	26
Michigan	34	Washington	6
Minnesota	5	West Virginia	7
Mississippi	4	Wisconsin	9
Missouri	14	Wyoming	1

		Total	646

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

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the 4th quarter of 2005.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company’s Common Stock as reported by the Nasdaq Stock Market. All prices have been adjusted to reflect the two-for-one stock split, which was effective as of the close of business on November 17, 2004.

	Fiscal 2005		Fiscal 2004
Quarter Ended	High	Low	High	Low
May	$19.69	$14.56	$9.90	$5.91
August	16.88	12.52	13.95	9.71
November	19.22	14.00	16.00	12.38
February	21.19	16.85	17.57	13.84

The Class A Common Stock has traded on the Nasdaq National Market under the symbol FINL since the Company became a public entity in June 1992. As of April 20, 2005, there were approximately 280 holders of Class A Common Stock and three holders of Class B Common Stock. There is no established public trading market for the Company’s Class B Common Stock. The Company believes that the number of beneficial holders of its Class A Common Stock was in excess of 500 as of that date. The Company declared its first quarterly cash dividend in the 2nd quarter of fiscal 2005 for $.025 per share. The Company also declared a $.025 per share dividend at the end of the 3rd and 4th quarter, which brought the annual amount to $.075 per share for fiscal 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of February 26, 2005:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for futures issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders	3,311,500	$9.84	469,020
Equity compensation plans not approved by shareholders	0	N/A	0

Item 6—Selected Financial Data

	Year Ended
	February 26, 2005	February 28, 2004 (Restated)(7)	March 1, 2003 (Restated)(7)	March 2, 2002 (Restated)(7)	March 3, 2001 (Restated)(7)
	(in thousands, except per share and store operating data)
Income Statement Data:
Net sales	$1,166,767	$985,891	$757,159	$701,426	$663,906
Cost of sales (including occupancy costs)	798,033	681,561	537,128	503,073	486,333

Gross profit	368,734	304,330	220,031	198,353	177,573
Selling, general and administrative expenses	271,901	229,842	187,983	172,521	161,742
Insurance settlement	(114)	(1,228)	(7,382)	—	—
Asset impairment charges	—	—	2,276	—	8,666
Repositioning charges (reversals)	—	—	(1,126)	(2,003)	3,806

Operating income	96,947	75,716	38,280	27,835	3,359
Interest income—net	1,076	651	814	1,610	970

Income before income taxes	98,023	76,367	39,094	29,445	4,329
Income taxes	36,760	29,020	14,459	10,613	1,586

Net income	$61,263	$47,347	$24,635	$18,832	$2,743

Earnings Per Share Data(5):
Basic earnings per share	$1.27	$1.01	$.52	$.39	$.06

Diluted earnings per share	$1.24	$.98	$.51	$.38	$.06

Dividends declared per share	$0.075	$—	$—	$—	$—

Share Data(1)(5):
Basic weighted-average shares	48,283	46,940	47,683	48,624	48,916

Diluted weighted-average shares	49,377	48,272	48,443	49,366	49,326

Selected Store Operating Data:
Number of stores
Opened during period	71	58	37	27	34
Closed during period	4	4	9	14	7
Acquired during period	37	—	—	—	—
Open at end of period	635	531	477	449	436
Total square feet(2)(6)	3,519,114	3,080,995	2,838,807	2,694,380	2,653,886
Average square feet per store(2)(6)	5,543	5,802	5,951	6,001	6,087
Net sales per square foot for comparable stores(3)(4)	$351	$325	$273	$262	$256
Increase in comparable store net sales(3)(4)	8.6%	19.7%	3.5%	4.5%	1.3%
Balance Sheet Data:
Working capital	$234,784	$204,204	$165,555	$153,846	$133,640
Total assets	575,019	460,742	381,173	359,474	342,672
Total debt	—	—	—	—	—
Shareholders’ equity	385,971	320,653	256,751	241,606	224,016

(1)	Consists of weighted-average common and common equivalent shares outstanding for the period.
(2)	Computed as of the end of each fiscal period.
(3)	Calculated excluding sales for the 53rd week of fiscal 2001.
(4)	Calculated in 2003 and prior using those stores that were open for the full current fiscal period and were also open for the full prior fiscal period. Calculated in 2004 and 2005 including all stores that are open at the period end and that have been open more than one year. Accordingly, stores opened and closed during the period are not included. The change in the calculation of comparable store net sales was adopted on August 31, 2003 and had no material effect on the 2004 results. Beginning in 2005, calculation includes internet sales. Man Alive stores are not included in this calculation.
(5)	Adjusted retroactively for two-for-one stock split effective as of close of business on November 17, 2004.
(6)	Man Alive stores are included in 2005 amounts.
(7)	Restated for lease accounting as described in Item 7 and Note 2 within the consolidated financial statements in Item 8.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company is one of the largest mall-based specialty retailers of brand name athletic, outdoor and lifestyle footwear, activewear and accessories in the United States. A Finish Line store generally carries a large selection of men’s, women’s and children’s athletic and lifestyle footwear, as well as a broad assortment of activewear and accessories. As of April 15, 2005, the Company operated 646 retail stores (609 Finish Line and 37 Man Alive) in 46 states and a direct to consumer business through Finishline.com.

Finish Line differentiates itself from other athletic footwear specialty retailers by operating larger mall based store formats that average 5,710 square feet. Operating a larger store allows the Company to carry more footwear styles on average compared to our competitors and provides merchandising flexibility. A typical store is stocked with 600-800 footwear styles and 10,000+ shoes.

The Company has grown its sales and number of stores operated every year since its initial public offering in June 1992. As part of this growth strategy, the Company completed its first acquisition during fiscal 2005. The Company acquired The Hang Up Shoppes, Inc., which does business under the trade name Man Alive. Man Alive operates 37 stores in 9 states and is a leading retailer of hip-hop fashion. The Company’s consolidated results of operations include those of Man Alive beginning with the date of acquisition, which was the end of business on January 29, 2005. In addition to the acquisition, the Company opened its first street-side location in Brooklyn, New York and also opened five stores in open life-style malls during fiscal 2005. The Company sees each of these as additional opportunities for growth. The Company plans to continue this growth in next fiscal year with approximately 80-85 new store openings (70 Finish Line stores and 10-15 Man Alive stores).

Restatement of Financial Statements

Following a review of the Company’s lease accounting practices in the fourth quarter of fiscal 2005, the Company corrected its method of accounting for leases related to stores with operating leases. As a result, the Company restated its consolidated balance sheet at February 28, 2004, and its consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended February 28, 2004 and March 1, 2003. The Company also restated its quarterly financial information for fiscal 2004 and the first three quarters of fiscal 2005.

The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, this adjustment results in a reclassification of the deferred rent amortization from “Selling, general and administrative expenses” to “Cost of sales (including occupancy costs)” on the consolidated statements of income.

The Company had historically recognized rent expense on a straight-line basis over the lease term commencing with the retail store opening date. The store opening date coincided with the commencement of business operations, which is the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date, and considered a rent holiday period. Excluding tax impacts, the correction of this accounting required the Company to record this additional deferred rent in “Deferred credits from landlords” and to adjust “Retained earnings” on the consolidated balance sheets, and to correct amortization in “Costs of sales (including occupancy costs)” on the consolidated statements of income for the years ended February 28, 2004 and March 1, 2003. The cumulative effect of these accounting

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

changes, net of tax effect, was a reduction to retained earnings of $2.3 million as of the beginning of fiscal 2003 and an incremental decrease to retained earnings of $.7 million, increase of $.1 million, and decrease of $.4 million for the fiscal years ended 2005, 2004 and 2003, respectively.

The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related information contained in such reports should no longer be relied upon. See Note 2, “Restatement of Financial Statements” to the consolidated financial statements for a summary of the effects of these changes on the Company’s consolidated balance sheet as of February 28, 2004, as well as on the Company’s consolidated statements of income, changes in shareholders’ equity, and cash flows for fiscal years ended February 28, 2004 and March 1, 2003. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to the valuation of inventory, the potential impairment of long-lived assets and income taxes. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Costs of Sales.    Costs of sales include the cost associated with acquiring merchandise from vendors, occupancy costs, provision for inventory shortages, and credits and allowances from our merchandise vendors following EITF 02-16 guidance.

Because the Company does not include the costs associated with operating the distribution facility and freight within cost of sales, the Company’s gross profit may not be comparable to those of other retailers that may include all costs related to their distribution facilities in costs of sales and in the calculation of gross profit.

Selling, General, and Administrative Expenses.    Selling, general and administrative expenses include store payroll and related payroll benefits, store operating expenses, cooperative advertising allowances following EITF 02-16 guidance, costs associated with operating our distribution facility and freight, including moving merchandise from our distribution center to stores, and other corporate related expenses.

Valuation of Inventory.    Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. The Company’s valuation of inventory includes a markdown reserve for merchandise that will be sold below cost and a shrink reserve. The markdown reserve value is based upon historical information and assumptions about future demand and market conditions. The shrink reserve value is based on historical information and assumptions as to current shrink trends. It is possible that changes to the markdown and shrink reserves could be required in future periods due to changes in market conditions.

Vendor Allowances.    The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

relate to profitability of inventory recently sold and, accordingly, are reflected as reductions to cost of merchandise sold as negotiated. Vendors participation in the reduction of the selling price of merchandise fluctuates based on the amount of promotional and clearance markdowns necessary to liquidate the inventory. Vendor allowances received for advertising or fixture programs reduce the Company’s expense or expenditure for the related advertising or fixture program. See Note 1 “Significant Accounting Policies” to the consolidated financial statements.

Impairment of Long-Lived Assets.    The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amounts of such assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.

Operating Leases.    The Company leases retail stores under operating leases. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The Company uses a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the leased space for buildout.

Income Taxes.    Deferred tax assets are recognized for taxable temporary differences, tax credit and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2005 would not have a material effect in the carrying value of the net deferred tax liability.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Recent Accounting Standards

In December 2004, the FASB issued SFAS No. 123R (FAS 123R), “Share-Based Payment,” a revision of FASB issued SFAS No. 123 (FAS 123), “Accounting for Stock-Based Compensation.” FAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of FAS 123R for the Company are effective beginning February 26, 2006, however early adoption is permitted. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

recognition. See “Note 1” to the accompanying consolidated financial statements for the pro forma net income and earnings per share amounts for fiscal 2003 through fiscal 2005, as if we had used a fair-value based method similar to a method allowed under FAS 123R to measure compensation expense for employee stock-based compensation awards. We are currently evaluating the provisions of FAS 123R and our method and timing of adoption.

Results of Operations

	Year Ended
Category	February 26, 2005		February 28, 2004		March 1, 2003
Footwear	$926,524	79%	$768,995	78%	$605,727	80%
Activewear/Accessories	240,243	21%	216,896	22%	151,432	20%

Total	$1,166,767	100%	$985,891	100%	$757,159	100%

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	68.4	69.1	70.9

Gross profit	31.6	30.9	29.1
Selling, general and administrative expenses	23.3	23.3	24.8
Insurance settlement	—	(0.1)	(1.0)
Asset impairment charges	—	—	0.3
Repositioning reversals	—	—	(0.1)

Operating income	8.3	7.7	5.1
Interest income—net	0.1	0.1	0.1

Income before income taxes	8.4	7.8	5.2
Income taxes	3.1	3.0	1.9

Net income	5.3%	4.8%	3.3%

General.    The following discussion and analysis should be read in conjunction with the information set forth under “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The table above sets forth operating data of the Company as a percentage of net sales for the periods indicated.

Fiscal 2005 Compared to Fiscal 2004.    Net sales for fiscal 2005 were $1.2 billion, an increase of $180.9 million or 18.3% over fiscal 2004. Of this increase, $36.9 million was attributable to an increase from the 58 existing stores open only part of fiscal 2004, and $61.6 million was attributable to a 19.6% increase in the number of stores (71 Finish Line stores opened less 4 Finish Line stores closed plus 37 Man Alive stores acquired) during the period from 531 at the end of fiscal 2004 to 635 at the end of fiscal 2005. The balance of the increase in net sales was attributable to a comparable store net sales increase of 8.6% in fiscal 2005. Comparable net footwear sales increased 11.3% for fiscal 2005 while comparable net activewear and accessories sales decreased by 0.7%. A portion of the 11.3% increase in footwear was attributable to a 4.8% increase in the average selling price of footwear for the year.

Gross profit, which includes product margin, net of shrink, less store occupancy costs, for fiscal 2005 was $368.7 million compared to gross profit of $304.3 million in fiscal 2004. This was an increase of approximately

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$64.4 million or 21.2% over fiscal 2004, and an increase of approximately .7% as a percent of net sales. This 0.7% increase is due to a 0.2% decrease in occupancy costs as a percentage of net sales (primarily caused by leveraging from the increase in net sales during the year), a 0.4% increase in product margin, and a 0.1% decrease in shrink. The 0.4% increase in product margin is due to the sell through of higher priced premium footwear during fiscal 2005. The average selling price of footwear increased by 4.8% from $55.10 in fiscal 2004 to $57.73 in fiscal 2005.

Selling, general and administrative expenses were $271.9 million, an increase of $42.1 million or 18.3% over fiscal 2004, and remained at 23.3% as a percentage of net sales. The dollar increase was primarily attributable to the operating costs related to the additional stores opened during 2005.

On September 20, 2002 the Company’s corporate headquarters and distribution center located in Indianapolis, Indiana were damaged by a tornado. The Company maintains comprehensive property insurance including coverage for inventory at retail selling value. In fiscal 2004, the Company recorded a gain of $1.2 million related to settlement of the building portion of the claim. In fiscal 2005, the Company recorded a gain of $0.1 million related to the final settlement of all remaining open claims.

Net interest income for fiscal 2005 was $1.1 million compared to net interest income of $0.7 million for fiscal 2004. The increase was the result of increased interest rates as well as an increase in the invested cash balances for the comparable periods.

Income tax expense was $36.8 million for fiscal 2005 compared to $29.0 million for fiscal 2004. The increase in the Company’s provision for federal and state taxes in 2005 is due to the increased level of income before taxes, offset partially by a decrease in effective tax rate for fiscal 2005 to 37.5% from 38.0% in fiscal 2004. The decrease in effective tax rate is due to state tax planning initiatives the Company has implemented.

Net income increased 29.4% to $61.3 million for fiscal 2005 compared to $47.3 million for fiscal 2004. Diluted net income per share increased 26.5% to $1.24 for fiscal 2005 compared to $0.98 for fiscal 2004. Diluted weighted average shares outstanding were 49,377,000 and 48,272,000, for fiscal 2005 and 2004, respectively.

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

Gross profit, which includes product margin, net of shrink, less store occupancy costs, for fiscal 2004 was $304.3 million compared to gross profit of $220.0 million in fiscal 2003. This was an increase of approximately $84.3 million or 38.3% over fiscal 2003, and an increase of approximately 1.8% as a percent of net sales. This 1.8% increase is due to a 1.7% decrease in occupancy costs as a percentage of net sales (primarily caused by leveraging from the increase in net sales during the year) and a 0.1% improvement in inventory shrink.

Selling, general and administrative expenses were $229.8 million, an increase of $41.9 million or 22.3% over fiscal 2004, and decreased to 23.3% from 24.8% as a percentage of net sales. The dollar increase was primarily attributable to the operating costs related to the 58 additional stores opened during 2004. The decrease as a percentage of net sales was driven by increased sales productivity which provided significant leverage of selling, general and administrative expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On September 20, 2002 the Company’s corporate office and distribution center located in Indianapolis, Indiana were damaged by a tornado. The Company maintains comprehensive property insurance including coverage for inventory at retail selling value. In November 2003, the Company recorded a gain of $1.2 million related to settlement of the building portion of the claim. In fiscal 2003, the Company recorded income of $7.4 million related to settlement of the inventory portion of the insurance claim. The Company completed the claim for any remaining open matters in the first quarter of fiscal 2005.

Net interest income for fiscal 2004 was $0.7 million compared to net interest income of $0.8 million for fiscal 2003. The decrease was the result of decreased interest rates for the invested cash balances for the comparable periods.

Income tax expense was $29.0 million for fiscal 2004 compared to $14.5 million for fiscal 2003. The increase in the Company’s provision for federal and state taxes in 2004 is due to the increased level of income before taxes along with an increase in the effective tax rate to 38.0% for fiscal 2004 compared to 37.0% in fiscal 2003, primarily the result of increases in state taxes.

Net income increased 92.2% to $47.3 million for fiscal 2004 compared to $24.6 million for fiscal 2003. Diluted net income per share increased 92.2% to $0.98 for fiscal 2004 compared to $0.51 for fiscal 2003. Diluted weighted average shares outstanding were 48,272,000 and 48,443,000, for fiscal 2004 and 2003, respectively.

Liquidity and Capital Resources.    The Company finances the opening of new stores and the resulting increase in inventory requirements principally from operating cash flow and cash on hand. Net cash provided by operations was $87.1 million, $67.2 million and $37.5 million, respectively, for fiscal 2005, 2004 and 2003. At February 26, 2005, the Company had cash and cash equivalents and marketable securities of $113.2 million. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity.

Merchandise inventories were $241.2 million at February 26, 2005 compared to $192.6 million at February 28, 2004. On a per square foot basis, merchandise inventories at February 26, 2005 increased 9.6% compared to February 28, 2004. The company believes current inventory levels are appropriate, based on sales trends and the industry environment.

On February 25, 2005, the Company entered into a new unsecured committed Credit Agreement (the “Facility”) with a syndicate of commercial banks in the amount of $75.0 million, which expires on February 25, 2010. The Facility also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving loans by up to an additional $75.0 million.

The initial interest rates per annum applicable to amounts outstanding under the Facility are, at the Company’s option, either (a) the Alternate Base Rate as defined in the Facility (the “Alternate Base Rate”), or (b) the Eurodollar Base Rate as defined in the Facility (the “Eurodollar Base Rate”) plus a margin of 0.600% per annum. The margin over the Eurodollar Base Rate under the Facility may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Facility. The maximum margin over the Eurodollar Base Rate under the Facility will be 1.125% per annum. Interest payments under the Facility are due on the interest payment dates specified in the Facility. At February 26, 2005, there were no borrowings outstanding under the Facility.

The Facility contains restrictive covenants that limit, among other things, mergers and acquisitions and redemptions of common stock. In addition, the Company must maintain a minimum leverage ratio (as defined in the Facility) and minimum consolidated tangible net worth (as defined in the Facility). The Company was in compliance with all such covenants at February 26, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital expenditures were $58.2 million, $55.6 million and $31.6 million for fiscal 2005, 2004 and 2003, respectively. Expenditures in 2005 were primarily for the build-out of 71 stores that were opened during fiscal 2005, the remodeling of 27 existing stores, the construction on an addition to the Corporate Offices and Distribution Center, and various corporate projects.

The Company anticipates that total capital expenditures for the upcoming fiscal year will be approximately $60.0-$65.0 million. Of this amount, $49.0-$51.0 million is primarily for the build-out of approximately 80-85 new stores and the remodeling of 30 existing stores. In addition, the Company will complete the expansion to the existing corporate office in Indianapolis and start renovation on the previously existing corporate office space along with various other corporate projects.

The Company estimates its cash requirement to open a traditional new Finish Line store (averaging approximately 4,750 square feet) to be $700,000. These requirements for a traditional store include approximately $475,000 for fixtures, equipment, leasehold improvements and pre-opening expenses and $350,000 ($225,000 net of payables) in new store inventory. The estimate for opening a new Man Alive store (averaging 3,500 square feet) will approximate $500,000 per store. This estimate includes $400,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $160,000 ($100,000 net of payables) in inventory investment.

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 31, 2007, up to 5,000,000 shares of the Company’s Class A Common Stock outstanding. As of February 26, 2005, the Company had not purchased any shares under the new repurchase program. As of February 26, 2005, the Company holds as treasury shares 4,071,227 shares of its Class A Common Stock at an average price of $4.09 per share for an aggregate purchase amount of $16,658,000. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for contributions to the Employee Stock Purchase Plan, or for other corporate purposes.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $.025 per share of Class A and Class B Common Stock. The Company declared dividends of $3,631,000 during 2005. As of February 26, 2005, $2,415,000 has been paid and $1,216,000 was accrued in “Other Liabilities and Accrued Expenses.”

On July 29, 2004, the Company increased the number of authorized shares of Class A Common Stock to 100,000,000 from 30,000,000 and decreased the number of authorized shares of Class B Common Stock to 10,000,000 from 12,000,000. The Company increased the number of authorized shares of Class A Common Stock to implement the two-for-one stock split effective November 17, 2004.

On October 21, 2004, The Company’s Board of Directors declared a two-for-one split of the Company’s Class A and Class B Common Stock which were distributed after the close of business on November 17, 2004 in the form of a 100% stock dividend to shareholders of record as of November 5, 2004. All references in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to number of shares and per share amounts of the Company’s Class A and B Common Stock have been retroactively restated to reflect the impact of the Company’s stock split.

Management believes that cash on hand, operating cash flow and borrowings under the Company’s existing Facility will be sufficient to complete the Company’s store expansion program and to satisfy the Company’s other capital requirements through the upcoming fiscal year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes the Company’s long-term contractual obligations and other commercial commitments as of February 26, 2005:

	Total	Payments Due by Period
		Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating lease obligations	$503,539	$77,356	$149,279	$121,479	$155,425

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled. Total purchase orders outstanding at February 26, 2005 are $434.9 million.

	Total Amounts Committed	Commitment Expiration by Period
		Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Other Commercial Commitments
Line of credit (none outstanding)	$70,420	$—	$—	$70,420	$—
Purchase letters of credit	3,650	3,650	—	—	—
Stand-by letters of credit	930	930	—	—	—

Total Commercial Commitments	$75,000	$4,580	$—	$70,420	$—

Item 7A—Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to changes in interest rates primarily from its investments in available-for-sale marketable securities. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates would not materially effect the net fair value of marketable securities at February 26, 2005.

Item 8—Financial Statements and Supplementary Data

Management Report on Internal Control over Financial Reporting

The management of The Finish Line, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Finish Line, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 26, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of February 26, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Finish Line, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of the Finish Line, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting (included in Item 8), that The Finish Line, Inc. maintained effective internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Finish Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Finish Line, Inc. maintained effective internal control over financial reporting as of February 26, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Finish Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 26, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Finish Line, Inc. as of February 26, 2005 and February 28, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 26, 2005, and our report dated April 21, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Indianapolis, Indiana

April 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of the Finish Line, Inc.

We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. and subsidiaries (the Company) as of February 26, 2005 and February 28, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 26, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at February 26, 2005 and February 28 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 26, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 of the consolidated financial statements, the accompanying consolidated balance sheet as of February 28, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended February 28, 2004, have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Finish Line, Inc.’s. internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 21, 2005, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Indianapolis, Indiana

April 21, 2005

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 26, 2005	February 28, 2004
		(Restated)
Assets
Current Assets
Cash and cash equivalents	$55,991	$77,077
Marketable securities	57,175	18,775
Accounts receivable, net	14,230	6,261
Merchandise inventories, net	241,242	192,599
Other	3,162	2,826

Total current assets	371,800	297,538

Property and Equipment
Land	315	315
Building	23,309	11,677
Leasehold improvements	217,371	185,289
Furniture, fixtures, and equipment	77,945	60,050
Construction in progress	10,616	20,681

	329,556	278,012
Less accumulated depreciation	141,258	121,986

	188,298	156,026

Deferred income taxes	3,578	7,178

Intangible assets	11,343	—

Total assets	$575,019	$460,742

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable	$92,378	$56,332
Employee compensation	12,883	11,660
Accrued property and sales tax	6,914	6,144
Deferred income taxes	7,645	5,823
Other liabilities and accrued expenses	17,196	13,375

Total current liabilities	137,016	93,334

Commitments and contingencies

Deferred credits from landlords	50,532	46,755

Other long-term liabilities	1,500	—

Shareholders’ Equity
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued (2005—47,649; 2004—47,060)
Shares outstanding (2005—43,578; 2004—42,314)	476	235
Class B:
Shares authorized—10,000
Shares issued and outstanding (2005—5,141; 2004—5,730)	52	29
Additional paid-in capital	138,130	132,602
Retained earnings	263,971	206,339
Treasury stock (2005—4,071, 2004—4,746)	(16,658)	(18,552)

Total shareholders’ equity	385,971	320,653

Total liabilities and shareholders’ equity	$575,019	$460,742

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
		(Restated)	(Restated)
Net sales	$1,166,767	$985,891	$757,159
Cost of sales (including occupancy costs)	798,033	681,561	537,128

Gross profit	368,734	304,330	220,031
Selling, general and administrative expenses	271,901	229,842	187,983
Insurance settlement	(114)	(1,228)	(7,382)
Asset impairment charges	—	—	2,276
Repositioning reversals	—	—	(1,126)

Operating income	96,947	75,716	38,280
Interest income, net	1,076	651	814

Income before income taxes	98,023	76,367	39,094
Income taxes	36,760	29,020	14,459

Net income	$61,263	$47,347	$24,635

Basic earnings per share	$1.27	$1.01	$.52

Diluted earnings per share	$1.24	$.98	$.51

Dividends declared per share	$0.075	$—	$—

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
		(Restated)	(Restated)
Operating activities
Net income	$61,263	$47,347	$24,635
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	—	—	2,276
Repositioning charge reversals	—	—	(1,126)
Depreciation	27,169	23,732	22,355
Deferred income taxes	5,123	2,413	2,732
Loss on destruction of property and equipment—tornado	—	—	1,960
Loss on disposal of property and equipment	508	200	501
Tax benefit from exercise of stock options	3,341	6,258	926
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(7,661)	(407)	(3,633)
Merchandise inventories	(44,374)	(33,819)	(16,902)
Other current assets	(304)	5,867	(1,020)
Accounts payable	34,534	1,562	3,862
Employee compensation	1,019	3,373	519
Other liabilities and accrued expenses	2,752	6,699	(235)
Deferred credits from landlords	3,777	4,011	656

Net cash provided by operating activities	87,147	67,236	37,506

Investing activities
Purchases of property and equipment	(58,172)	(55,619)	(31,592)
Proceeds from disposals of property and equipment	513	33	554
Purchases of available-for-sale marketable securities	(170,124)	(41,975)	(35,000)
Proceeds from sale of available-for-sale marketable securities	131,724	43,704	17,817
Acquisitions, net of cash acquired	(10,247)	—	—
Lease acquisition costs	(2,358)	—	—

Net cash used in investing activities	(108,664)	(53,857)	(48,221)

Financing activities
Principal payments on assumed debt	(1,499)	—	—
Dividends paid to shareholders	(2,415)	—	—
Proceeds from issuance of common stock	4,345	10,299	1,603
Purchase of treasury stock	—	—	(11,999)

Net cash provided by (used in) financing activities	431	10,299	(10,396)

Net increase (decrease) in cash and cash equivalents	(21,086)	23,678	(21,111)
Cash and cash equivalents at beginning of year	77,077	53,399	74,510

Cash and cash equivalents at end of year	$55,991	$77,077	$53,399

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Totals
	Class A	Class B	Treasury	Class A	Class B
Balance at March 2, 2002 (Restated)	19,961	4,351	2,084	$220	$44	$123,559	$134,357	$22	$(16,596)	$241,606
Comprehensive income:
Net income for 2003 (Restated)							24,635			24,635
Other comprehensive income-Net unrealized loss on available-for-sale securities, net of tax benefit of $11								(20)		(20)

Total comprehensive income										24,615

Non-qualified Class A Common Stock options exercised	190		(190)			788			1,741	2,529
Treasury stock purchased	(1,459)		1,459						(11,999)	(11,999)
Conversion of Class B Common Stock to Class A Common Stock	3	(3)

Balance at March 1, 2003 (Restated)	18,695	4,348	3,353	220	44	124,347	158,992	2	(26,854)	256,751
Comprehensive income:
Net income for 2004 (Restated)							47,347			47,347
Other comprehensive income-Net unrealized loss on available-for-sale securities, net of tax benefit of $1								(2)		(2)

Total comprehensive income										47,345

Non-qualified Class A Common Stock options exercised	979		(979)			8,255			8,302	16,557
Conversion of Class B Common Stock to Class A Common Stock	1,483	(1,483)		15	(15)					—

Balance at February 28, 2004 (Restated)	21,157	2,865	2,374	235	29	132,602	206,339	—	(18,552)	320,653
Comprehensive income—net income for 2005							61,263			61,263
Cash dividends declared ($.075 per share)							(3,631)			(3,631)
Two-for-one stock split	21,157	2,865	2,372	235	29	(264)				—
Non-qualified Class A Common Stock options exercised	664		(664)			5,648			1,860	7,508
Shares issued under employee stock purchase plan	11		(11)			144			34	178
Conversion of Class B Common Stock to Class A Common Stock	589	(589)		6	(6)					—

Balance at February 26, 2005	43,578	5,141	4,071	$476	$52	$138,130	$263,971	$—	$(16,658)	$385,971

See accompanying notes

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Basis of Presentation.    The consolidated financial statements include the accounts of The Finish Line, Inc. (“Finish Line”) and its wholly-owned subsidiaries The Finish Line Man Alive, Inc. (“Man Alive”), The Finish Line USA, Inc., The Finish Line Distribution, Inc., Spike’s Holding LLC and Finish Line Transportation Co., Inc. (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated. Throughout these notes to the financial statements, the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003 are referred to as 2005, 2004 and 2003, respectively.

The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in 2005, 2004, and 2003.

Nature of Operations.    Finish Line is a specialty retailer of men’s, women’s and children’s brand-name athletic, outdoor and lifestyle footwear, activewear and accessories. Man Alive is a hip-hop fashion retailer offering men’s and ladies’ name brand fashions from the industry’s leading designers. The Company manages its business on the basis of one reportable segment. Finish Line stores average approximately 5,710 square feet and Man Alive stores average approximately 2,831 square feet in size and are primarily located in enclosed malls throughout most of the United States.

In 2005, the Company purchased approximately 81% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 58%, 56% and 54% of merchandise purchases in 2005, 2004 and 2003, respectively.

Use of Estimates.    Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications.    Certain reclassifications have been made to prior years’ financial statements to conform to the 2005 presentation. These reclassifications had no effect on net income.

Cash and Cash Equivalents.    Cash and cash equivalents are primarily invested in tax exempt instruments with high liquidity, less than 90 days when purchased.

Marketable Securities.    The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of February 26, 2005 and February 28, 2004, all of the Company’s marketable securities were classified as available-for-sale, and accordingly reported at fair value. Marketable Securities consist of Market Auction Preferred Stock (MAPS). MAPS are securities which generally have maturities extending well beyond one year; however, the dividend rate resets periodically through a Dutch auction process and there is an active market through which the Company can readily liquidate its holdings. Therefore, these amounts have been classified as current. A Dutch auction is a competitive bidding process to set a dividend rate for the next term. All sellers and buyers sell and buy at par and therefore there are no realized or unrealized gains or losses related to these securities.

Merchandise Inventories.    Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. Merchandise inventories are recorded net of markdown and shrink reserves. Vendor rebates are accounted for in accordance with EITF 02-16 and are applied as a reduction to the cost of merchandise inventories.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment.    Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Improvements to leased premises are generally amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred.

Impairment of Long-Lived Assets.    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment, after a start-up phase, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values.

Goodwill and Intangible Assets.    The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 (FAS 142), “Goodwill and Other Intangible Assets.” FAS No. 142 requires that goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. Intangible assets with indefinite lives represents the goodwill and trade name recorded in connection with the acquisition of Man Alive (See Note 3), which are not amortizable for tax purposes. Intangible assets that are deemed to have finite lives are amortized over their estimated useful lives. Intangible assets with finite lives relate to lease acquisition costs and are amortized over the lease term, which range from 1 to 10 years.

Deferred Credits From Landlords.    Deferred credits from landlords consist of step rent and allowances from landlords related to the Company’s retail stores. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is generally recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than the straight-line rent expense, and reduced in the later years of the lease, when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts promised to the Company by landlords in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, the Company records a receivable for the full amount of the allowance when certain performance criteria articulated in the lease are met, typically when the store opens, and a liability is concurrently established. This deferred credit from landlords is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease and the receivable is reduced as amounts are received from the landlord.

Revenue Recognition.    Revenues are recognized at the time the customer receives the merchandise. Sales include merchandise, net of returns and exclude all taxes. Revenue from gift certificates and layaway sales is recognized when the customer receives the merchandise.

Costs of Sales.    Costs of sales include the cost associated with acquiring merchandise from vendors, occupancy costs, provision for inventory shortages, and credits and allowances from our merchandise vendors following EITF 02-16 guidance.

Because the Company does not include the costs associated with operating the distribution facility and freight within cost of sales, the Company’s gross profit may not be comparable to those of other retailers that may include all costs related to their distribution facilities in costs of sales and in the calculation of gross profit.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selling, General, and Administrative Expenses.    Selling, general and administrative expenses include store payroll and related payroll benefits, store operating expenses, cooperative advertising allowances following EITF 02-16 guidance, costs associated with operating our distribution facility and freight, including moving merchandise from our distribution center to stores, and other corporate related expenses.

Advertising.    The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred following EITF 02-16 guidance. Advertising expense net of cooperative credits for the years ended 2005, 2004 and 2003 amounted to $21,766,000, $14,660,000 and $12,836,000, respectively.

Store Pre-opening and Closing Costs.    Store pre-opening costs and other non-capitalized expenditures, including payroll, training costs and straight-line rent expense, are expensed as incurred. In the event a store is closed before its lease has expired, the estimated post-closing lease obligation, less sublease rental income, was provided for when a decision to close the store was made through December 31, 2002. Beginning January 1, 2003, any estimated post-closing lease obligations, less sublease rental income, is provided for when the leased space is no longer in use as required by SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

Income Taxes.    Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

Earnings Per Share.    Earnings per share are calculated based on the weighted-average number of outstanding common shares. Diluted earnings per share are calculated based on the weighted-average number of outstanding common shares, plus the effect of dilutive stock options. All per share amounts, unless otherwise noted, are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options).

Financial Instruments.    Financial instruments consist of cash and cash equivalents, accounts receivable, marketable securities and accounts payable. The carrying value of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair value.

At February 26, 2005 and February 28, 2004, the Company had not invested in, nor did it have, any derivative financial instruments.

Stock-Based Compensation.    As allowed by SFAS Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion (APB) No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company also has an Employee Stock Purchase Plan (ESPP) that qualifies as a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, and accordingly, no compensation expense is recognized.

The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share of future periods because options vest over several years and additional awards may be made each year.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation would have been as follows:

	2005	2004	2003
		(Restated)	(Restated)
	(in thousands, except per share amounts)
Net income
As reported	$61,263	$47,347	$24,635
Total stock based employee compensation expense using the fair value based method, net of related tax	(3,348)	(2,286)	(2,010)
Stock based employee compensation expense recorded, net of related tax	292	278	260

Pro forma	$58,207	$45,339	$22,885

Diluted earnings per share:
As reported	$1.24	$.98	$.51
Pro forma	1.19	.95	.48
Basic earnings per share:
As reported	$1.27	$1.01	$.52
Pro forma	1.22	.98	.49

The estimated weighted-average fair value of the individual options granted during 2005, 2004 and 2003 was $9.74, $9.16 and $4.09, respectively on the date of the grant. The fair values for all years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	.09%	0%	0%
Volatility	59.3%	72.3%	74.7%
Risk-free interest rate	3.26%	3.91%	3.78%
Expected life	5.4 years	7.0 years	7.0 years

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (FAS 123R), “Share-Based Payment,” a revision of FAS 123. FAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of FAS 123R for the Company are effective beginning February 26, 2006, however early adoption is permitted. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The Company is currently evaluating the provisions of FAS 123R and our method and timing of adoption. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in the table above.

2.    Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under U.S. generally accepted accounting principles (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease-related accounting and determined that its method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances), and its method of accounting

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for rent holidays, were not in accordance with GAAP. As a result, the Company restated its consolidated balance sheet at February 28, 2004, and its consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended February 28, 2004 and March 1, 2003. The Company also restated its quarterly financial information for 2004 and the first three quarters of 2005 (See Note 15).

The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and as capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that the appropriate interpretation of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. Additionally, this adjustment resulted in a reclassification of the deferred rent amortization from “Selling, general and administrative expenses” to “Cost of sales (including occupancy costs)” on the consolidated statements of income.

The Company had historically recognized rent expense on a straight-line basis over the lease term commencing with the retail store opening date. The store opening date coincided with the commencement of business operations, which is the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally two months prior to a store opening date and is considered a rent holiday period. Excluding tax impacts, the correction of this accounting required the Company to record this additional deferred rent in “Deferred credits from landlords” and to adjust “Retained earnings” on the consolidated balance sheets and to correct amortization in “Costs of sales (including occupancy costs)” on the consolidated statements of income for the years ended February 28, 2004 and March 1, 2003. The cumulative effect of these accounting changes was a reduction to retained earnings of $2,348,000 as of the beginning of fiscal 2003 and an incremental decrease to retained earnings of $678,000, an increase of $77,000, and a decrease of $402,000 for the fiscal years ended 2005, 2004 and 2003, respectively.

The Company did not amend its previous filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related information contained in such reports should no longer be relied upon.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the effects of these changes on the Company’s consolidated balance sheet as of February 28, 2004 as well as the effects of these changes on the Company’s consolidated statements of income and cash flows for fiscal years 2004 and 2003 (in thousands, except share data):

	Consolidated Statements of Income
Fiscal year ended February 28, 2004	As previously reported	Adjustments	As restated
Cost of sales (including occupancy costs)	$686,987	$(5,426)	$681,561
Selling, general and administrative expenses	224,540	5,302	229,842
Operating income	75,592	124	75,716
Income before income taxes	76,243	124	76,367
Income taxes	28,973	47	29,020
Net income	47,270	77	47,347
Basic earnings per share	$1.01	$—	$1.01
Diluted earnings per share	$.98	$—	$.98

Fiscal year ended March 1, 2003	As previously reported	Adjustments	As restated
Cost of sales (including occupancy costs)	$542,303	$(5,175)	$537,128
Selling, general and administrative expenses	183,072	4,911	187,983
Asset impairment charges	1,364	912	2,276
Operating income	38,928	(648)	38,280
Income before income taxes	39,742	(648)	39,094
Income taxes	14,705	(246)	14,459
Net income	25,037	(402)	24,635
Basic earnings per share	$.53	$(.01)	$.52
Diluted earnings per share	$.52	$(.01)	$.51

	Consolidated Balance Sheets
February 28, 2004	As previously reported	Adjustments	As restated
Deferred income tax asset	$5,541	$1,637	$7,178
Property and equipment, net	122,474	33,552	156,026
Total assets	425,553	35,189	460,742
Deferred credits from landlords	8,893	37,862	46,755
Retained earnings	209,012	(2,673)	206,339
Total shareholders’ equity	323,326	(2,673)	320,653
Total liabilities and shareholders’ equity	425,553	35,189	460,742

	Consolidated Statements of Cash Flows
Fiscal year ended February 28, 2004	As previously reported	Adjustments	As restated
Net cash provided by operating activities	$57,799	$9,437	$67,236
Net cash used by investing activities	(44,420)	(9,437)	(53,857)

Fiscal year ended March 1, 2003
Net cash provided by operating activities	$31,961	$5,545	$37,506
Net cash used by investing activities	(42,676)	(5,545)	(48,221)

	Consolidated Statements of Changes in Shareholder’s Equity
March 2, 2002	As previously reported	Adjustments	As restated
Retained earnings	$136,705	$(2,348)	$134,357

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisition

As of the end of business on January 29, 2005, the Company purchased all of the outstanding capital stock of The Hang Up Shoppes, Inc. for $12,000,000 in cash plus a potential earn-out of up to a maximum of $6,000,000 in cash if certain cumulative operating results are achieved over a three-year period. Of the $12,000,000, $1,500,000 will be paid 18 months subsequent to the acquisition date and is recorded in “Other long-term liabilities” as of February 26, 2005. The Hang Up Shoppes, Inc. does business under the trade name Man Alive and operated 37 stores in 9 states as of the acquisition date and February 26, 2005. It is the Company’s current intent for these stores to continue to be operated as Man Alive stores.

The purchase price of $12,000,000 was increased by $322,000 for direct costs related to the acquisition. These direct costs include legal and accounting fees. The Company has allocated the purchase price of approximately $12,322,000 based upon internal estimates of cash flows, recoverability and independent appraisals, and may be revised as more definitive facts and evidence become available. The Company’s consolidated results of operations include those of Man Alive beginning with the date of acquisition. Pro forma effects of the acquisition have not been presented, as their effects were not significant to the consolidated results of the Company. The allocation of the purchase price is detailed below:

(in thousands)
Amortizing intangible assets—leases	$200
Non-amortizing intangible assets—trade names	6,100
Goodwill	2,679
Tangible assets, net of liabilities (including debt of $1,499)	3,343

Total net assets	$12,322

4.    Reincorporation and Company Reorganization

On July 29, 2004, The Finish Line, Inc., a Delaware corporation (the “Delaware Company”) merged (the “Reincorporation Merger”) with and into its newly-formed, wholly-owned subsidiary, The Finish Line Indiana Corp., an Indiana corporation. The Company survived the Reincorporation Merger as an Indiana corporation and became the successor corporation to the Delaware Company under the Securities Exchange Act of 1934, as amended, with respect to the Delaware Company’s Class A stock, and under the Securities Act of 1933, as amended (“Securities Act”) with respect to the Delaware Company’s outstanding Securities Act registration statements. At the effective time of the Reincorporation Merger, the Company also changed its name to “The Finish Line, Inc.” The principal purpose of the Reincorporation Merger was to change the state of incorporation of the Delaware Company from Delaware to Indiana.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Debt Agreement

On February 25, 2005, the Company entered into a five year, $75,000,000 revolving credit facility (the “New Credit Agreement”). The New Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving loans by up to an additional $75,000,000. The New Credit Agreement will be used by the Company, among other things, to fund its working capital needs and for other general corporate purposes.

The New Credit Agreement and related loan documents replace the Company’s prior credit facility dated as of September 20, 2000 and related loan documents, in each case as amended from time to time (collectively, the “Prior Credit Agreement”). All commitments under the Prior Credit Agreement were terminated effective February 25, 2005.

Approximately $3,650,000 in existing letters of credit and $930,000 in Stand-by letters of credit under the Prior Credit Agreement were deemed issued under the New Credit Agreement. No advances were outstanding under the Prior Credit Agreement as of February 25, 2005, and no advances were borrowed under the New Credit Agreement subsequent to February 25, 2005. Accordingly, the total revolving credit availability under the New Credit Agreement immediately after the consummation of the New Credit Agreement was approximately $70,420,000. The Company’s ability to borrow monies in the future under the New Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Company was in compliance with all restrictive covenants of the New Credit Agreement at February 26, 2005.

To maintain availability of funds under the New Credit Agreement, the Company will initially pay a 0.125% per annum commitment fee on the unused portion of the revolving credit commitments under the New Credit Agreement. Such commitment fee may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the New Credit Agreement. The maximum percentage of the commitment fee will be 0.200%.

The initial interest rates per annum applicable to amounts outstanding under the New Credit Agreement are, at the Company’s option, either (a) the Alternate Base Rate as defined in the New Credit Agreement (the “Alternate Base Rate”), or (b) the Eurodollar Base Rate as defined in the New Credit Agreement (the “Eurodollar Base Rate”) plus a margin of 0.600% per annum. The margin over the Eurodollar Base Rate under the New Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the New Credit Agreement. The maximum margin over the Eurodollar Base Rate under the New Credit Agreement will be 1.125% per annum. Interest payments under the New Credit Agreement are due on the interest payment dates specified in the New Credit Agreement.

6.    Leases

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

	2005	2004	2003
	(in thousands)
		(Restated)	(Restated)
Base Rent, net of landlord deferred credits	$65,149	$55,092	$51,260
Step Rent	945	367	428
Contingent Rent	7,766	8,127	2,696

Rent Expense	$73,860	$63,586	$54,384

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A schedule of future base rent payments by fiscal year for signed operating leases at February 26, 2005 with initial or remaining non-cancelable terms of one year or more is as follows:

(in thousands)
2006	$77,356
2007	75,906
2008	73,373
2009	66,152
2010	55,327
Thereafter	155,425

$503,539

This schedule of future base rent payments includes lease commitments for 22 new stores and 13 remodels which were not open as of February 26, 2005.

7.    Income Taxes

The components of income taxes are as follows:

	2005	2004	2003
	(in thousands)
		(Restated)	(Restated)
Currently payable
Federal	$27,922	$23,817	$10,450
State	3,715	2,787	1,267

	31,637	26,604	11,717
Deferred
Federal	4,522	2,224	2,375
State	601	192	367

	5,123	2,416	2,742

Total provision for income taxes	$36,760	$29,020	$14,459

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2005	2004
	(in thousands)
		(Restated)
Deferred tax assets
Deferred credits from landlords	$19,889	$17,767
Vacation accrual	1,047	883
Other	1,027	515

Total deferred tax assets	21,963	19,165
Deferred tax liabilities:
Inventory	(9,719)	(7,221)
Property and equipment	(16,311)	(10,589)

Total deferred tax liabilities	(26,030)	(17,810)

Net deferred tax asset (liability)	$(4,067)	$1,355

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate varies from the statutory federal income tax rate for 2005, 2004 and 2003 due to the following:

	2005	2004	2003
Tax at statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9%	3.3%	2.6%
Tax-exempt interest	(0.4)%	(0.3)%	(0.6)%

	37.5%	38.0%	37.0%

Payments of income taxes for 2005, 2004 and 2003 were $28,976,000, $18,206,000 and $13,048,000, respectively.

8.    Retirement Plan

The Company sponsors a defined contribution profit sharing plan which covers substantially all employees who have completed one year of service. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan also has a 401(k) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of an employee’s wages. The Company’s total expense for the plan in 2005, 2004 and 2003 amounted to $2,913,000, $2,653,000 and $2,207,000, respectively.

9.    Stock Plans

In 2003, the Board of Directors reserved an additional 2,500,000 shares of Class A Common Stock for issuance upon exercise of options or other awards under the option plan. Stock options have been granted to directors, officers and other key employees. Generally, options outstanding under the plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years and expire ten years after the date of grant.

During February 2002, the Company awarded 210,000 options at a price equal to $.50 which cliff vest after four years and expire ten years after the date of grant. During October 2003, the Company awarded 40,000 options at a price equal to $.50 which cliff vest after five years and expire ten years after the date of grant. Total compensation expense recognized for these option awards was $408,000, $439,000 and $402,000 for 2005, 2004 and 2003, respectively.

A reconciliation of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted-Average Exercise Price
March 2, 2002	4,547,220	$5.21
Granted	1,003,900	5.70
Exercised	(380,350)	3.54
Cancelled	(148,460)	6.55

March 1, 2003	5,022,310	5.40
Granted	78,000	5.80
Exercised	(1,958,380)	5.03
Cancelled	(126,800)	5.78

February 28, 2004	3,015,130	5.63
Granted	1,196,800	17.75
Exercised	(663,790)	5.67
Cancelled	(236,640)	7.93

February 26, 2005	3,311,500	$9.84

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options at February 26, 2005:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 1-$ 5	711,860	6.3	$2.80	198,340	$3.71
$ 5-$10	1,355,540	7.3	6.73	493,010	7.21
$10-$15	126,900	5.7	11.70	94,900	11.10
$15-$25	1,117,200	9.1	17.88	—	—

	3,311,500	7.6	$9.84	786,250	$6.79

Options exercisable were 786,250, 804,170, and 2,063,960 at fiscal year end 2005, 2004 and 2003, respectively.

In 2005, the Company adopted The Finish Line, Inc. Employee Stock Purchase Plan (ESPP). Under the ESPP, participating employees are able to contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85 percent of the market price on a specified date each offering period. As of February 26, 2005, 2,400,000 shares of common stock were authorized for purchase under the ESPP, of which, 11,000 shares have been purchased.

10.    Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing earnings per share:

	2005	2004	2003
	(in thousands except per share amounts)
		(Restated)	(Restated)
Income available to common shareholders	$61,263	$47,347	$24,635

Basic earnings per share:
Weighted-average number of common shares outstanding	48,283	46,940	47,683
Basic earnings per share	$1.27	$1.01	$.52
Diluted earnings per share:
Weighted-average number of common shares outstanding	48,283	46,940	47,683
Stock options	1,094	1,332	760

Diluted weighted-average number of common shares outstanding	49,377	48,272	48,443

Diluted earnings per share	$1.24	$.98	$.51

11.    Common Stock

At February 26, 2005, shares of the Company’s stock outstanding consisted of Class A and Class B Common Stock. Class A and Class B Common Stock have identical rights with respect to dividends and liquidation preference. However, Class A and Class B Common Stock differ with respect to voting rights, convertibility and transferability.

Holders of Class A Common Stock are entitled to one vote for each share held of record, and holders of Class B Common Stock are entitled to ten votes for each share held of record. The Class A Common Stock and the Class B Common Stock vote together as a single class on all matters submitted to a vote of shareholders

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(including the election of directors), except that, in the case of a proposed amendment to the Company’s Restated Certificate of Incorporation that would alter the powers, preferences or special rights of either Class A Common Stock or the Class B Common Stock, the class of Common Stock to be altered shall vote on the amendment as a separate class. Shares of Class A and Class B Common Stock do not have cumulative voting rights.

While shares of Class A Common Stock are not convertible into any other series or class of the Company’s securities, each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the Class B Shareholders.

Shares of Class B Common Stock may not be transferred to third parties (except for transfer to certain family members of the holders and in other limited circumstances). All of the shares of Class B Common Stock are held by the founding shareholders and their family members.

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 31, 2007, up to 5,000,000 shares of the Company’s Class A Common Stock outstanding. As of February 26, 2005, the Company had not purchased any shares under the new repurchase program. As of February 26, 2005, the Company holds as treasury shares 4,071,227 shares of its Class A Common Stock at an average price of $4.09 per share for an aggregate purchase amount of $16,658,000. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, or for other corporate purposes.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $.025 per share of Class A and Class B Common Stock. The Company declared dividends of $3,631,000 during 2005. As of February 26, 2005, $2,415,000 has been paid and $1,216,000 was accrued in “Other liabilities and Accrued Expenses.”

On July 29, 2004, the Company increased the number of authorized shares of Class A Common Stock to 100,000,000 from 30,000,000 and decreased the number of authorized shares of Class B Common Stock to 10,000,000 from 12,000,000. The Company increased the number of authorized shares of Class A Common Stock to implement the two-for-one stock split effective November 17, 2004.

On October 21, 2004, The Company’s Board of Directors declared a two-for-one split of the Company’s Class A and Class B Common Stock which were distributed after the close of business on November 17, 2004 in the form of a 100% stock dividend to shareholders of record as of November 5, 2004. All references in the consolidated financial statements to number of shares and per share amounts of the Company’s Class A and B Common Stock have been retroactively restated to reflect the impact of the Company’s stock split.

12.    Repositioning and Asset Impairment Charges

In the fourth quarter of 2003, the Company recorded an asset impairment charge totaling $2,276,000 for six identified under-performing stores pursuant to FAS 144. The asset impairment test was applied to all stores open for at least two years with negative contribution and cash flows. The asset impairment charge was calculated as the difference between the carrying amount of the assets and each store’s estimated future discounted cash flows.

In the fourth quarter of 2001, the Company approved a repositioning plan (the “Plan”). As part of that Plan, the Company recorded pre-tax repositioning and asset impairment charges totaling $19,809,000 in connection with additional inventory markdown, lease costs and asset impairment charges for the 17 planned store closings, and asset impairment charges for 14 identified under-performing stores. In connection with the store closings, the

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company established in 2001 a reserve for future lease payments after store closures of $3,806,000, all of which was included in accrued expenses at March 3, 2001. During 2002, the accrued expense was reduced $2,437,000, which represented payments of $434,000 and a decrease in the expected future lease store closure obligation of $2,003,000. The reserve balance at March 2, 2002 was $1,369,000. During 2003, the accrued liability was reduced to zero, which represented payments of $243,000 and a decrease in the expected future store closure obligation of $1,126,000.

13.    Infrequent Event

On September 20, 2002, the Company’s corporate office and distribution center located in Indianapolis, Indiana were damaged by a tornado. The distribution center sustained the majority of damage while the corporate offices, which are connected to the facility, suffered only minor damage.

The Company maintained comprehensive property insurance to cover physical damage to the facility (at replacement value) and its contents, including inventory (at retail value), as well as coverage for loss of business and extra expenses incurred as a result of an insured event. The inventory portion of the claim was completed in 2003, which resulted in recognition of $7,382,000 of income. During 2004 a final settlement on the building portion of the insurance claim was received, which resulted in recognition of $1,228,000 of income. During 2005, the Company settled all remaining open matters, which resulted in $114,000 of income.

14.    Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Quarterly Financial Information (Unaudited)

	Quarter Ended
	May 29, 2004		August 28, 2004		November 27, 2004		February 26, 2005
	(Dollars in thousands, except per share data)
	(Restated)		(Restated)		(Restated)
Income Statement Data:
Net sales	$257,966	100.0%	$312,162	100.0%	$235,253	100.0%	$361,386	100.0%
Cost of sales (including occupancy costs)	178,448	69.2	208,234	66.7	169,305	72.0	242,046	67.0

Gross profit	79,518	30.8	103,928	33.3	65,948	28.0	119,340	33.0
Selling, general and administrative expenses	63,094	24.5	71,162	22.8	63,059	26.8	74,586	20.6
Insurance settlement	(114)	(.1)	—	—	—	—	—	—

Operating income	16,538	6.4	32,766	10.5	2,889	1.2	44,754	12.4
Interest income—net	227	0.1	231	0.1	255	0.1	363	0.1

Income before income taxes	16,765	6.5	32,997	10.6	3,144	1.3	45,117	12.5
Income taxes	6,372	2.5	12,542	4.0	926	0.4	16,920	4.7

Net income	$10,393	4.0%	$20,455	6.6%	$2,218	0.9	$28,197	7.8

Basic earnings per share	$0.22		$0.42		$0.05		$0.58

Diluted earnings per share	$0.21		$0.42		$0.04		$0.57

	Quarter Ended
	May 31, 2003		August 30, 2003		November 29, 2003		February 28, 2004
	(Dollars in thousands, except per share data)
	(Restated)		(Restated)		(Restated)		(Restated)
Income Statement Data:
Net sales	$207,805	100.0%	$270,789	100.0%	$202,035	100.0%	$305,262	100.0%
Cost of sales (including occupancy costs)	145,825	70.2	183,092	67.6	146,687	72.6	205,957	67.5

Gross profit	61,980	29.8	87,697	32.4	55,348	27.4	99,305	32.5
Selling, general and administrative expenses	51,819	24.9	59,397	22.0	53,218	26.3	65,408	21.5
Insurance settlement	—	—	—	—	(1,228)	(0.6)	—	—

Operating income	10,161	4.9	28,300	10.4	3,358	1.7	33,897	11.0
Interest income— net	200	0.1	130	0.1	143	0.1	178	0.1

Income before income taxes	10,361	5.0	28,430	10.5	3,501	1.8	34,075	11.1
Income taxes	3,833	1.9	10,908	4.0	1,330	0.7	12,949	4.2

Net income	$6,528	3.1%	$17,522	6.5%	$2,171	1.1%	$21,126	6.9%

Basic earnings per share	$0.14		$0.38		$0.05		$0.44

Diluted earnings per share	$0.14		$0.36		$0.04		$0.43

The Company’s merchandise is marketed during all seasons, with the highest volume of merchandise sold during the second and fourth fiscal quarters as a result of back-to-school and holiday shopping. The third fiscal quarter has traditionally had the lowest volume of merchandise sold and the lowest results of operations.

The table above sets forth quarterly operating data of the Company, including such data as a percentage of net sales, for fiscal 2005 and fiscal 2004. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

PART III

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Registrant and its independent auditors on matters of accounting principles or practices.

Item 9A—Controls and Procedures

Disclosure Controls and Procedures.    With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 26, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting: and “Report of Independent Registered Public Accounting Firm” in Item 8 preceding the Company’s financial statements.

Item 9B—Other Information

None.

Item 10—Directors and Executive Officers of the Registrant

Name	Age	Position	Officer or Director Since
Alan H. Cohen	58	Chairman of the Board of Directors and Chief Executive Officer	1976
Glenn S. Lyon	54	President and Chief Merchandising Officer	2001
David I. Klapper(3)	56	Senior Executive Vice President, Director	1976
Larry J. Sablosky	56	Senior Executive Vice President, Director	1982
Steven J. Schneider	49	Senior Executive Vice President—Chief Operating Officer & Assistant Secretary	1989
Gary D. Cohen	52	Executive Vice President—General Counsel and Secretary	1997
Donald E. Courtney	50	Executive Vice President—CIO and Distribution	1989
George S. Sanders	47	Executive Vice President—Real Estate and Store Development	1994
Michael L. Marchetti	54	Executive Vice President—Store Operations	1995
Kevin S. Wampler	42	Executive Vice President—Chief Financial Officer and Assistant Secretary	1997
Robert A. Edwards	42	Senior Vice President—Distribution	1997
Kevin G. Flynn	41	Senior Vice President—Marketing	1997
James B. Davis	42	Senior Vice President—Real Estate	1997
Roger C. Underwood	35	Senior Vice President—Information Systems	2000
Timothy R. Geis	45	Senior Vice President—General Merchandise Manager	2001
Michael J. Smith	47	Senior Vice President—Loss Prevention	2000
Jeffrey H. Smulyan(2)(4)	57	Director	1992
Stephen Goldsmith(1)(5)	58	Director	1999
Bill Kirkendall(1)(2)(6)	51	Director	2001
William Carmichael(1)(3)(7)	61	Director	2003

(1)	Member of the Audit Committee
(2)	Member of the Compensation and Stock Option Committee
(3)	Member of the Finance Committee
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

Except for the information disclosed above, the information required by this item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting to be held July 21, 2005 to be filed with the Securities Exchange Commission within 120 days after February 26, 2005 and is incorporated herein by reference.

Item 11—Executive Compensation

The information required by this item is incorporated herein by reference to the Section entitled “Executive Compensation” in the 2005 Proxy Statement to be filed within 120 days of February 26, 2005, the Company’s most recent fiscal year end.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Section entitled “Securities Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement to be filed within 120 days of February 26, 2005, the Company’s most recent fiscal year end.

Item 13—Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Section entitled “Compensation Committee Interlocks and Insider Participation” in the 2005 Proxy Statement to be filed within 120 days of February 26, 2005, the Company’s most recent fiscal year end.

Item 14—Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Section entitled “Independent Auditor Fee Information” in the 2005 Proxy Statement to be filed within 120 days of February 26, 2005, the Company’s most recent fiscal year end.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a) The following financial statements of The Finish Line, Inc. and the report of independent registered public accounting firm are filed in Item 8 as part of this report:

(b) Financial Statement Schedules

All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(c) Exhibits

Exhibit Number	Description

2.1	Plan and Agreement of Merger between The Finish Line, Inc., a Delaware corporation and The Finish Line, Indiana Corp., an Indiana corporation.(10)

3.1	Restated Articles of Incorporation of The Finish Line, Inc.(1)

3.2	Bylaws of The Finish Line, Inc.(9)

4.1	1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.(2)*

4.2	2002 Stock Incentive Plan of the Finish Line, Inc.(3)*

10.6.2	Form of Incentive Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(15)*

10.6.3	Form of Non-Qualified Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(15)*

10.7	Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(16)

10.18	Amended and Restated Tax Indemnification Agreement.(4)

10.26	Revolving Credit Agreement among Spike’s Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.(5)

10.28	Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(6)*

10.29	Amendment to Revolving Credit Agreement among Spike’s Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.(7)

10.30	The Finish Line, Inc. Profit Sharing and 401(k) Plan Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account sponsored by National City Bank.(8)*

10.31	The Finish Line, Inc. Employee Stock Purchase Plan.(11)*

Exhibit Number	Description

10.32	Credit Agreement, dated as of February 25, 2005, among The Finish Line Inc., The Finish Line Distribution, Inc., The Finish Line USA, Inc. and Finish Line Transportation Co., Inc. as borrowers, certain lenders and National City Bank of Indiana, as Agent.(12)

10.33	Subsidiary Guaranty, dated as of February 25, 2005, by Spike’s Holding, LLC in favor of the lenders named therein.(13)

10.34	Subsidiary Guaranty, dated as of March 18, 2005, by The Finish Line Man Alive, Inc. in favor of the lenders named therein.(14)

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Ernst & Young LLP (independent registered public accounting firm).

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chairman and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2004 and incorporated herein by reference.
(2)	Previously filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-62063) and incorporated herein by reference.
(3)	Previously filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A (File No. 0-20184) and incorporated herein by reference.
(4)	Previously filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-20184) for the quarter ended May 31, 1994 and incorporated herein by reference.
(5)	Previously filed as a like numbered exhibit to the Registrants’ Quarterly Report on Form 10Q (File No. 0-20184) for the quarter ended August 30, 1997 and incorporated herein by reference.
(6)	Previously filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K (File No. 0-20184) for the year ended February 27, 1999 and incorporated herein by reference.
(7)	Previously filed as a like numbered exhibit to the Registrants’ Quarterly Report on Form 10Q (File No. 0-20184) for the quarter ended November 27, 1999 and incorporated herein by reference.
(8)	Previously filed as a like numbered exhibit to the Registrant’s Annual report on Form 10-K (File No. 0-20184) for the year ended March 3, 2001 and incorporated herein by reference.
(9)	Previously filed as Annex 2 to Appendix 1 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(10)	Previously filed as Appendix 1 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(11)	Previously filed as Appendix 3 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(12)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 2, 2005 and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 2, 2005 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 21, 2005 and incorporated herein by reference.
(15)	Previously filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(16)	Previously filed as Appendix 2 to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date: May 6, 2005	By:	/s/ KEVIN S. WAMPLER
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

Date: May 6, 2005	/s/ ALAN H. COHEN
Alan H. Cohen, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2005	/s/ KEVIN S. WAMPLER
Kevin S. Wampler, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 6, 2005	/s/ DAVID I. KLAPPER
David I. Klapper, Senior Executive Vice President and Director

Date: May 6, 2005	/s/ LARRY J. SABLOSKY
Larry J. Sablosky, Senior Executive Vice President and Director

Date: May 6, 2005	/s/ JEFFREY H. SMULYAN
Jeffrey H. Smulyan, Director

Date: May 6, 2005	/s/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date: May 6, 2005	/s/ BILL KIRKENDALL
Bill Kirkendall, Director

Date: May 6, 2005	/s/ WILLIAM CARMICHAEL
William Carmichael, Director

Exhibit Index

Exhibit Number	Description

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Ernst & Young LLP (independent registered public accounting firm).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanex-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.