Form 10-Q
period 2005-05-28
FINISH LINE INC /IN/
filed 2005-06-23
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended May 28, 2005

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Shares of common stock outstanding at June 17, 2005:

Class A	43,851,007
Class B	5,141,336

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 28, 2005	May 29, 2004 (Restated)	February 26, 2005
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,788	$78,266	$55,991
Marketable securities	38,800	9,350	57,175
Accounts receivable, net	12,070	9,714	14,230
Merchandise inventories, net	259,838	221,609	241,242
Other	7,168	16,003	3,162

Total current assets	359,664	334,942	371,800

PROPERTY AND EQUIPMENT:
Land	1,557	315	315
Building	31,617	11,673	23,309
Leasehold improvements	226,570	191,629	217,371
Furniture, fixtures, and equipment	81,449	70,042	77,945
Construction in progress	6,671	13,274	10,616

	347,864	286,933	329,556
Less accumulated depreciation	145,960	125,889	141,258

	201,904	161,044	188,298
Deferred income taxes	2,180	5,687	3,578
Intangible assets	11,283	—	11,343

Total assets	$575,031	$501,673	$575,019

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 28, 2005	May 29, 2004 (Restated)	February 26, 2005
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$78,894	$89,615	$92,378
Employee compensation	7,028	5,933	12,883
Accrued property and sales tax	5,522	5,405	6,914
Deferred income taxes	10,768	8,869	7,645
Other liabilities and accrued expenses	18,699	11,669	17,196

Total current liabilities	120,911	121,491	137,016

Deferred credits from landlords	51,875	47,994	50,532

Other long-term liabilities	1,500	—	1,500

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized – 100,000
Shares issued – (May 28, 2005 – 47,649; May 29, 2004 – 47,060; February 26, 2005 – 47,649)	476	235	476
Shares outstanding – (May 28, 2005 – 43,833; May 29, 2004 – 42,416; February 26, 2005 – 43,578)
Class B:
Shares authorized – 10,000
Shares issued and outstanding – (May 28, 2005 – 5,141; May 29, 2004 – 5,730; February 26, 2005 – 5,141)	52	29	52
Additional paid-in capital	140,567	133,474	138,130
Retained earnings	275,495	216,732	263,971
Treasury stock – (May 28, 2005 – 3,816; May 29, 2004 – 4,644; February 26, 2005 – 4,071)	(15,845)	(18,282)	(16,658)

Total shareholders’ equity	400,745	332,188	385,971

Total liabilities and shareholders’ equity	$575,031	$501,673	$575,019

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 28, 2005	May 29, 2004 (Restated)
Net sales	$291,267	$257,966
Cost of sales (including occupancy expense)	200,593	178,448

Gross profit	90,674	79,518
Selling, general, and administrative expenses	70,826	63,094
Insurance settlement	—	(114)

Operating income	19,848	16,538
Interest income – net	549	226

Income before income taxes	20,397	16,764
Provision for income taxes	7,649	6,371

Net income	$12,748	$10,393

Basic net income per share	$.26	$.22

Basic weighted average shares	48,890	48,117

Diluted net income per share	$.26	$.21

Diluted weighted average shares	49,903	49,320

Dividends declared per share	$.025	$—

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - (Unaudited)

	Thirteen Weeks Ended
	May 28, 2005	May 29, 2004 (Restated)
OPERATING ACTIVITIES:
Net income	$12,748	$10,393
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,359	6,422
Deferred income taxes	4,521	4,537
Loss on disposal of property and equipment	18	114
Tax benefit from exercise of stock options	1,441	452
Changes in operating assets and liabilities:
Accounts receivable	2,160	(3,453)
Merchandise inventories	(18,596)	(29,010)
Other current assets	(4,006)	(13,177)
Accounts payable	(13,484)	33,283
Employee compensation	(5,855)	(5,727)
Other liabilities and accrued expenses	105	(2,445)
Deferred credits from landlords	1,343	1,239

Net cash provided by (used in) operating activities	(12,246)	2,628

INVESTING ACTIVITIES:
Purchases of property and equipment	(20,906)	(11,554)
Lease acquisition costs	(17)	—
Purchases of available-for-sale marketable securities	(81,300)	—
Proceeds from sale of available-for-sale marketable securities	99,675	9,425

Net cash used in investing activities	(2,548)	(2,129)

FINANCING ACTIVITIES:
Dividends paid to shareholders	(1,218)	—
Proceeds from issuance of common stock	1,809	690

Net cash provided by financing activities	591	690

Net increase (decrease) in cash and cash equivalents	(14,203)	1,189
Cash and cash equivalents at beginning of period	55,991	77,077

Cash and cash equivalents at end of period	$41,788	$78,266

See accompanying notes

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of The Finish Line, Inc., along with its wholly-owned subsidiaries, (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Preparation of the financial statements require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. The Company’s consolidated results of operations include those of Man Alive for the period presented since the acquisition date of January 29, 2005.

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

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 26, 2005 (fiscal 2005).

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R “Share-Based Payment”. See Note 3 for further discussion.

2.	Restatement of Prior Financial Information

The Company restated its consolidated balance sheet at May 29, 2004 and its consolidated statements of income and cash flows for the thirteen weeks ended May 29, 2004. The restatement also affects periods prior to fiscal 2005. The restatement corrects the Company’s historical accounting for operating leases. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2005. The Company did not amend its previously filed Quarterly Reports on Form 10-Q for the restatement. Therefore, the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-Q, all referenced amounts for affected prior periods and prior comparisons reflect the balances and amounts on a restated basis.

As a result of this restatement, the Company’s financial results have been adjusted as follows (in thousands, except per share data):

	Consolidated Statements of Income
Thirteen weeks ended May 29, 2004	As previously reported	Adjustments	As restated
Cost of sales (including occupancy costs)	$179,700	$(1,252)	$178,448
Selling, general and administrative expenses	61,559	1,535	63,094
Operating income	16,821	(283)	16,538
Income before income taxes	17,047	(283)	16,764
Income taxes	6,478	(107)	6,371
Net income	10,569	(176)	10,393
Basic earnings per share	$.22	$—	$.22
Diluted earnings per share	$.21	$—	$.21

	Consolidated Balance Sheets
May 29, 2004	As previously reported	Adjustments	As restated
Deferred income tax asset	$3,944	$1,743	$5,687
Property and equipment, net	126,535	34,509	161,044
Total assets	465,421	36,252	501,673
Deferred credits from landlords	8,893	39,101	47,994
Retained earnings	219,581	(2,849)	216,732
Total shareholders’ equity	335,037	(2,849)	332,188
Total liabilities and shareholders’ equity	465,421	36,252	501,673

	Consolidated Statements of Cash Flows
Thirteen weeks ended May 29, 2004	As previously reported	Adjustments	As restated
Net cash provided by operating activities	$136	$2,492	$2,628
Net cash used by investing activities	363	(2,492)	(2,129)

3.	Stock-Based Compensation

As allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion (APB) No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company also has an Employee Stock Purchase Plan that qualifies as a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, and accordingly, no compensation expense is recognized.

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

The effect on net income and earnings per share if the company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation would have been as follows:

	May 28, 2005	May 29, 2004 (Restated)
	(in thousands except per share data)
Net income as reported	$12,748	$10,393
Total stock based employee compensation expense using the fair value based method, net of related tax	(886)	(752)
Stock based employee compensation expense recorded, net of related tax	75	77

Pro forma net income	$11,937	$9,718

Diluted net income per share:
As reported	$.26	$.21
Pro forma	.24	.20
Basic net income per share:
As reported	$.26	$.22
Pro forma	.25	.20

In December 2004, the FASB issued Statement No. 123R (FAS 123R), “Share-Based Payment,” a revision of FAS 123. FAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of FAS 123R for the Company are effective beginning February 26, 2006, however early adoption is permitted. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The Company is currently evaluating the provisions of FAS 123R and our method and timing of adoption. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in the table above.

4.	Common Stock

On October 21, 2004, The Company’s Board of Directors declared a two-for-one split of the Company’s Class A and Class B Common Stock which were distributed after the close of business on November 17, 2004 in the form of a 100% stock dividend to shareholders of record as of November 5, 2004. All references in the financial statements to number of shares and per share amounts of the Company’s Class A and B Common Stock prior to November 17, 2004 have been retroactively restated to reflect the impact of the Company’s stock split.

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

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended February 26, 2005 (fiscal 2005). The Company’s consolidated results of operations include those of Man Alive for the period presented since the acquisition date of January 29, 2005, however Man Alive is not included in any comparable store information.

Restatement of Prior Financial Information

We have restated the consolidated balance sheet at May 29, 2004, and the consolidated statements of income and cash flows for the thirteen weeks ended May 29, 2004 in this Quarterly Report on Form 10-Q. The restatement also affects periods prior to fiscal 2005. The restatement adjustments are non-cash and had no impact on revenues or comparable store sales. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2005. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement. Therefore, the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout “Managements Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for affected prior periods and prior period comparison reflect the balances and amounts on a restated basis.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R (FAS 123R), “Share-Based Payment,” a revision of FASB issued Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation.” FAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of FAS 123R for the Company are effective beginning February 26, 2006, however early adoption is permitted. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. See “Note 3” to the accompanying consolidated financial statements for the pro forma net income and earnings per share amounts for the thirteen weeks ended May 28, 2005 and May 29, 2004, as if we had used a fair-value based method similar to a method allowed under FAS 123R to measure compensation expense for employee stock-based compensation awards. We are currently evaluating the provisions of FAS 123R and our method and timing of adoption.

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods:

	Thirteen Weeks Ended
Category	May 28, 2005		May 29, 2004
	(unaudited)		(unaudited)
Footwear	$237,274	81%	$212,789	82%
Softgoods	53,993	19%	45,177	18%

Total	$291,267	100%	$257,966	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended
	May 28, 2005	May 29, 2004 (Restated)
	(Unaudited)
Net sales	100.0%	100.0%
Cost of sales (including occupancy expenses)	68.9	69.2

Gross profit	31.1	30.8
Selling, general and administrative expenses	24.3	24.5
Insurance settlement	—	(.1)

Operating income	6.8	6.4
Interest income – net	.2	.1

Income before income taxes	7.0	6.5
Provision for income taxes	2.6	2.5

Net income	4.4%	4.0%

THIRTEEN WEEKS ENDED MAY 28, 2005 COMPARED TO THIRTEEN WEEKS ENDED MAY 29, 2004

Net sales increased 12.9% to $291.3 million for the thirteen weeks ended May 28, 2005 from $258.0 million for the thirteen weeks ended May 29, 2004. This increase in net sales was primarily attributable to a 20.5% increase in the number of stores (78 Finish Line stores opened less 3 Finish Line stores closed plus 38 Man Alive stores acquired or opened) during the period from 550 at May 29, 2004 to 663 at May 28, 2005. The balance of the increase was attributable to a $2.7 million increase in net sales from the existing stores open only part of the first thirteen weeks of last year and a comparable store sales increase of 1.7% for the thirteen weeks ended May 28, 2005 for those stores opened during the entire thirteen weeks of last year. Comparable net footwear sales for the thirteen weeks ended May 28, 2005 increased 2.7% while comparable net softgoods sales decreased 2.9% for the comparable period. Net sales per square foot for the Company was $81 for both the thirteen weeks ended May 28, 2005 and the thirteen weeks ended May 29, 2004.

Gross profit for the thirteen weeks ended May 28, 2005 was $90.7 million, an increase of $11.2 million over the thirteen weeks ended May 29, 2004. During this same period, gross profit increased to 31.1% of net sales versus 30.8% for the prior year. This .3% increase was due to a .8% and .1% improvement in margin for product sold and inventory shrink, respectively, as a percentage of net sales partially offset by a .6% increase in occupancy costs. Product margins increased due to the continued strong sell through of higher-priced performance and premium footwear along with limited markdowns during the thirteen weeks ended May 28, 2005 due to the continued effort to maintain aged inventory (goods older than 365 days) levels at historical company lows resulting in less than 1% aged inventory on hand as of February 26, 2005. The increase in occupancy costs as a percentage of net sales was primarily a result of the 99 new stores opened since February 29, 2004 having higher average occupancy costs on a per square foot basis than the remaining store base. Additionally, new store sales typically take 3-5 years to reach their sales peak. Therefore, the sales performance per square foot for these new stores is less than the remaining store base.

Selling, general and administrative expenses increased $7.7 million (12.3%) to $70.8 million (24.3% of net sales) for the thirteen weeks ended May 28, 2005 from $63.1 million (24.5% of net sales) for the thirteen weeks ended May 29, 2004. This dollar increase was primarily attributable to the operating costs related to operating 113 additional stores (75 Finish Line stores and 38 Man Alive stores) at May 28, 2005 versus May 29, 2004. The thirteen weeks ended May 29, 2004 included approximately $924,000 of costs incurred related to the attempted acquisition of FootAction stores.

Net interest income was $549,000 (0.2% of net sales) for the thirteen-week period ended May 28, 2005 compared to $226,000 (0.1% of net sales) for the thirteen weeks ended May 29, 2004, an increase of $323,000. This increase was primarily due to an increase in interest rates for the thirteen weeks ended May 28, 2005 compared to the thirteen weeks ended May 29, 2004.

The Company’s provision for income taxes increased $1.2 million to $7.6 million for the thirteen weeks ended May 28, 2005 compared to $6.4 million for the thirteen weeks ended May 29, 2004. The increase is due to the increased level of income before income taxes for the thirteen weeks ended May 28, 2005, partially offset by a decrease in the effective tax rate to 37.5% compared to 38.0% for the thirteen weeks ended May 29, 2004.

Net income increased 22.7% to $12.7 million for the thirteen weeks ended May 28, 2005 compared to $10.4 million for the thirteen weeks ended May 29, 2004. Diluted net income per share increased 23.8% to $.26 for the thirteen weeks ended May 28, 2005 compared to diluted net income per share of $.21 for the thirteen weeks ended May 29, 2004. Diluted weighted average shares outstanding were 49,903,000 and 49,320,000 respectively, for the thirteen weeks ended May 28, 2005 and May 29, 2004.

Liquidity and Capital Resources

The Company used net cash of $12.2 million in its operating activities during the thirteen weeks ended May 28, 2005 as compared to net cash provided by operating activities of $2.6 million during the quarter ended May 29, 2004.

The Company used net cash in its investing activities of $2.5 million for the thirteen weeks ended May 28, 2005 compared to a net use of cash of $2.1 million for the quarter ended May 29, 2004. The $2.5 million used in the thirteen weeks ended May 28, 2005 is the result of $81.3 million in purchases of marketable securities and capital expenditures of $20.9 million primarily for new and remodeled store construction along with the continued expansion of the Corporate Office offset by $99.7 million in proceeds from the sale of marketable securities.

The Company’s working capital was $238.8 million at May 28, 2005, which was a $4.0 million increase from $234.8 million at February 26, 2005.

Consolidated merchandise inventories were $259.8 million at May 28, 2005 compared to $241.2 million at February 26, 2005 and $221.6 at May 29, 2004. On a per square foot basis, Finish Line merchandise inventories (without Man Alive) increased 2.9% at May 28, 2005 compared to May 29, 2004, and were 3.6% higher than at February 26, 2005.

At May 28, 2005, the Company had cash and cash equivalents of $41.8 million, marketable securities of $38.8 million and no interest bearing debt. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity. The marketable securities are auction market preferred which generally have maturities extending well beyond one year, however, there is an active market through which the Company can readily liquidate its holding. Marketable securities are classified as available-for-sale and are available to support current operations.

The Company currently plans to open 70 Finish Line stores and 10-15 Man Alive stores, remodel 25 existing Finish Line stores and close 3 to 5 Finish Line stores during this fiscal year. In addition, the Company completed the expansion of the existing Corporate Office in Indianapolis and has begun renovation on the previous Corporate office space along with various other projects. The Company expects capital expenditures for the current fiscal year to approximate $60-65 million. Management believes that cash and marketable securities on hand, operating cash flow and the Company’s existing $75.0 million bank facility, which expires on February 25, 2010, will provide sufficient capital to complete the Company’s current store expansion program and to satisfy the Company’s other capital requirements in the foreseeable future.

On October 21, 2004, The Company’s Board of Directors declared a two-for-one split of the Company’s Class A and Class B Common Stock which were distributed after the close of business on November 17, 2004 in the form of a 100% stock dividend to shareholders of record as of November 5, 2004. All references within Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to number of shares and per share amounts of the Company’s Class A and B Common Stock prior to November 17, 2004 have been retroactively restated to reflect the impact of the Company’s stock split.

The Company’s contractual obligations primarily consist of long-term debt, operating leases, and purchase orders for merchandise inventory. There have been no significant changes in the Company’s contractual obligations since February 26, 2005, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and additional operating leases entered into due to store openings).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk associated with interest rates as of February 26, 2005 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005. For the thirteen weeks ended May 28, 2005, there has been no significant change in related market risk factors.

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

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings

None.

ITEM 2:	Unregistered Sales of Equity Securities and use of Proceeds

None.

ITEM 3:	Defaults Upon Senior Securities

None.

ITEM 4:	Submission of Matters to a Vote of Security Holders

None.

ITEM 5:	Other Information

None.

ITEM 6:	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a–14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: June 23, 2005	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Executive Vice President-Chief Financial Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d - 14(a), as amended.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d - 14(a), as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.