Form 10-Q
period 2005-08-27
FINISH LINE INC /IN/
filed 2005-09-22
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended August 27, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐    No ☒

Shares of common stock outstanding at September 16, 2005:

Class A	43,810,224
Class B	5,141,336

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 27, 2005	August 28, 2004 (Restated)	February 26, 2005
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,730	$65,839	$55,991
Marketable securities	17,250	41,050	57,175
Accounts receivable, net	18,312	10,749	14,230
Merchandise inventories, net	279,954	241,371	241,242
Other	8,527	5,019	3,162
Income tax recoverable	94	—	—

Total current assets	426,867	364,028	371,800
PROPERTY AND EQUIPMENT:
Land	1,557	315	315
Building	33,730	22,025	23,309
Leasehold improvements	230,574	198,225	217,371
Furniture, fixtures, and equipment	85,834	72,542	77,945
Construction in progress	5,189	6,168	10,616

	356,884	299,275	329,556
Less accumulated depreciation	149,657	131,527	141,258

	207,227	167,748	188,298
Deferred income taxes	3,516	4,944	3,578
Intangible assets	11,204	—	11,343

Total assets	$648,814	$536,720	$575,019

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 27, 2005	August 28, 2004 (Restated)	February 26, 2005
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$127,379	$92,098	$92,378
Employee compensation	11,576	10,607	12,883
Accrued property and sales tax	8,073	6,996	6,914
Deferred income taxes	13,142	8,361	7,645
Other liabilities and accrued expenses	17,742	17,528	17,196

Total current liabilities	177,912	135,590	137,016

Deferred credits from landlords	53,001	48,872	50,532

Other long-term liabilities	—	—	1,500

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized – 100,000
Shares issued – (August 27, 2005 – 47,649; August 28, 2004 – 47,060; February 26, 2005 – 47,649
Shares outstanding – (August 27, 2005 – 43,825; August 28, 2004 – 42,506; February 26, 2005 – 43,578)	476	235	476
Class B:
Shares authorized – 10,000
Shares issued and outstanding – (August 27, 2005 – 5,141; August 28, 2004 – 5,730; February 26, 2005 – 5,141)	52	29	52
Additional paid-in capital	141,378	134,072	138,130
Retained earnings	293,148	235,984	263,971
Treasury stock – (August 27, 2005 – 3,824; August 28, 2004 – 4,554; February 26, 2005 – 4,071)	(17,153)	(18,062)	(16,658)

Total shareholders’ equity	417,901	352,258	385,971

Total liabilities and shareholders’ equity	$648,814	$536,720	$575,019

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
		(Restated)		(Restated)
Net sales	$341,573	$312,162	$632,840	$570,128
Cost of sales (including occupancy expense)	230,449	208,234	431,042	386,682

Gross profit	111,124	103,928	201,798	183,446
Selling, general, and administrative expenses	81,428	71,163	152,254	134,143

Operating income	29,696	32,765	49,544	49,303
Interest income - net	512	232	1,061	458

Income before income taxes	30,208	32,997	50,605	49,761
Provision for income taxes	11,328	12,542	18,977	18,913

Net income	$18,880	$20,455	$31,628	$30,848

Basic net income per share	$.39	$.42	$.65	$.64

Basic weighted average shares	49,018	48,193	48,954	48,155

Diluted net income per share	$.38	$.42	$.63	$.63

Diluted weighted average shares	49,854	49,226	49,878	49,273

Dividends declared per share	$.025	$.025	$.050	$.025

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - (Unaudited)

	Twenty-Six Weeks Ended
	August 27, 2005	August 28, 2004
		(Restated)
OPERATING ACTIVITIES:
Net income	$31,628	$30,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,163	13,173
Deferred income taxes	5,559	4,772
Loss on disposal of property and equipment	28	349
Tax benefit from exercise of stock options	1,837	769
Changes in operating assets and liabilities:
Accounts receivable	(4,082)	(4,488)
Merchandise inventories	(38,712)	(48,772)
Other current assets	(5,365)	(2,193)
Accounts payable	35,001	35,766
Employee compensation	(1,307)	(1,053)
Other liabilities and accrued expenses	104	3,801
Deferred rent payments	2,469	2,117

Net cash provided by operating activities	43,323	35,089
INVESTING ACTIVITIES:
Purchases of property and equipment	(34,967)	(25,403)
Proceeds from disposal of property and equipment	3	159
Lease acquisition costs	(17)	—
Proceeds from sale of available-for-sale marketable securities	178,675	35,948
Purchases of available-for-sale marketable securities	(138,750)	(58,223)

Net cash provided by (used in) investing activities	4,944	(47,519)
FINANCING ACTIVITIES:
Dividends paid to shareholders	(2,444)	—
Proceeds from exercise of stock options	2,536	1,192
Purchase of treasury stock	(1,620)	—

Net cash provided by (used in) financing activities	(1,528)	1,192
Net increase (decrease) in cash and cash equivalents	46,739	(11,238)
Cash and cash equivalents at beginning of period	55,991	77,077

Cash and cash equivalents at end of period	$102,730	$65,839

See accompanying notes

The Finish Line, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of The Finish Line, Inc., along with its wholly-owned subsidiaries, (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Preparation of the financial statements require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. The Company’s consolidated results of operations include those of The Finish Line Man Alive, Inc. (Man Alive), a wholly-owned subsidiary, for the period presented since the acquisition date of January 29, 2005.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R “Share-Based Payment”. See Note 3 for further discussion.

2. Restatement of Prior Financial Information

The Company restated its consolidated balance sheet at August 28, 2004 and its consolidated statements of income and cash flows for the thirteen and twenty-six weeks ended August 28, 2004. The restatement also affects periods prior to fiscal 2005. The restatement corrects the Company’s historical accounting for operating leases. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2005. The Company did not amend its previously filed Quarterly Reports on Form 10-Q for the restatement. Therefore, the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-Q, all referenced amounts for affected prior periods and prior comparisons reflect the balances and amounts on a restated basis.

As a result of this restatement, the Company’s financial results have been adjusted as follows (in thousands, except per share amounts):

	Consolidated Statements of Income
Thirteen weeks ended August 28, 2004	As previously reported	Adjustments	As restated
Cost of sales (including occupancy costs)	$209,431	$(1,197)	$208,234
Selling, general and administrative expenses	69,372	1,791	71,163
Operating income	33,359	(594)	32,765
Income before income taxes	33,591	(594)	32,997
Income taxes	12,765	(223)	12,542
Net income	20,826	(371)	20,455
Basic earnings per share	$.43	$(.01)	$.42
Diluted earnings per share	$.42	$—	$.42

Twenty-six weeks ended August 28, 2004	As previously reported	Adjustments	As restated
Cost of sales (including occupancy costs)	$389,131	$(2,449)	$386,682
Selling, general and administrative expenses	130,817	3,326	134,143
Operating income	50,180	(877)	49,303
Income before income taxes	50,638	(877)	49,761
Income taxes	19,243	(330)	18,913
Net income	31,395	(547)	30,848
Basic earnings per share	$.65	$(.01)	$.64
Diluted earnings per share	$.64	$(.01)	$.63

	Consolidated Balance Sheets
August 28, 2004	As previously reported	Adjustments	As restated
Deferred income tax asset	$2,978	$1,966	$4,944
Property and equipment, net	132,953	34,795	167,748
Total assets	499,959	36,761	536,720
Deferred credits from landlords	8,893	39,979	48,872
Retained earnings	239,202	(3,218)	235,984
Total shareholders’ equity	355,476	(3,218)	352,258
Total liabilities and shareholders’ equity	499,959	36,761	536,720

	Consolidated Statements of Cash Flows
Twenty-six weeks ended August 28, 2004	As previously reported	Adjustments	As restated
Net cash provided by operating activities	$30,521	$4,568	$35,089
Net cash used in investing activities	(42,951)	(4,568)	(47,519)

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

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation would have been as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
		(Restated)		(Restated)
	(in thousands except per share amounts)
Net income as reported	$18,880	$20,455	$31,628	$30,848
Total stock based employee compensation expense using the fair value based method, net of related tax	(786)	(851)	(1,673)	(1,604)
Stock based employee compensation expense recorded, net of related tax	75	77	150	154

Pro forma net income	$18,169	$19,681	$30,105	$29,398

Diluted earnings per share
As reported	$.38	$.42	$.63	$.63
Pro forma	$.37	$.40	$.61	$.60
Basic earnings per share
As reported	$.39	$.42	$.65	$.64
Pro forma	$.37	$.41	$.62	$.62

In December 2004, the FASB issued Statement No. 123R (FAS 123R), “Share-Based Payment,” a revision of FAS 123. FAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of FAS 123R for the Company are effective beginning February 26, 2006, however early adoption is permitted. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The Company is currently evaluating the provisions of FAS 123R and its method and timing of adoption. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in the table above.

4. Common Stock

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 2007, up to 5,000,000 shares of the Company’s outstanding Class A Common Stock. During the thirteen weeks ended August 27, 2005, the Company purchased 100,000 shares of its Class A Common Stock at an average price of $16.20 per share for an aggregate amount of $1,620,000. As of August 27, 2005, the Company has 4,900,000 shares still available to repurchase under the program.

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

5. Subsequent Event

On August 29, 2005, Hurricane Katrina struck a portion of the southern United States. As of September 19, 2005, two of the Company’s stores remain closed as a result of damage related to this storm. The Company is in the process of assessing the extent of the damage. Based upon the terms of the Company’s merchandise, property and business interruption insurance and related deductibles, management does not believe that the ultimate resolution of this event will be material to the Company’s financial position.

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

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended February 26, 2005 (fiscal 2005). The Company’s consolidated results of operations include those of The Finish Line Man Alive, Inc. (Man Alive), a wholly-owned subsidiary, for the periods presented since the acquisition date of January 29, 2005; however, Man Alive is not included in any comparable store information.

Restatement of Prior Financial Information

We have restated the consolidated balance sheet at August 28, 2004, and the consolidated statements of income and cash flows for the thirteen and twenty-six weeks ended August 28, 2004 in this Quarterly Report on Form 10-Q. The restatement also affects periods prior to fiscal 2005. The restatement adjustments are non-cash and had no impact on revenues or comparable store sales. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2005. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement. Therefore, the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout “Managements Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for affected prior periods and prior period comparison reflect the balances and amounts on a restated basis.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R (FAS 123R), “Share-Based Payment,” a revision of FASB issued Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation.” FAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of FAS 123R for the Company are effective beginning February 26, 2006, however early adoption is permitted. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. See “Note 3” to the accompanying consolidated financial statements for the pro forma net income and earnings per share amounts for the thirteen and twenty-six weeks ended August 27, 2005 and August 28, 2004, presented as if we had used a fair-value based method similar to a method allowed under FAS 123R to measure compensation expense for employee stock-based compensation awards. The Company is currently evaluating the provisions of FAS 123R and its method and timing of adoption.

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands) and the percentage of total net sales represented by each category:

	Thirteen Weeks Ended
Category	August 27, 2005		August 28, 2004
	(unaudited)		(unaudited)
Footwear	$276,942	81%	$254,266	81%
Softgoods	64,631	19%	57,896	19%

Total	$341,573	100%	$312,162	100%

	Twenty-Six Weeks Ended
Category	August 27, 2005		August 28, 2004
	(unaudited)		(unaudited)
Footwear	$514,216	81%	$467,055	82%
Softgoods	118,624	19%	103,073	18%

Total	$632,840	100%	$570,128	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
		(Restated)		(Restated)
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy expenses)	67.5	66.7	68.1	67.8

Gross profit	32.5	33.3	31.9	32.2
Selling, general and administrative expenses	23.8	22.8	24.1	23.6

Operating income	8.7	10.5	7.8	8.6
Interest income - net	.1	.1	.2	.1

Income before income taxes	8.8	10.6	8.0	8.7
Provision for income taxes	3.3	4.0	3.0	3.3

Net income	5.5%	6.6%	5.0%	5.4%

Thirteen Weeks Ended August 27, 2005 Compared to Thirteen Weeks Ended August 28, 2004

Net sales increased 9.4% to $341.6 million for the thirteen weeks ended August 27, 2005 from $312.2 million for the thirteen weeks ended August 28, 2004. This increase in net sales was primarily attributable to an increase in the number of stores in operation offset partially by a decline in comparable store sales. As of August 27, 2005, the number of stores in operation increased by 113 stores (20.0%) to 677 from 564 at August 28, 2004. The 113 additional stores were made up of 80 new Finish Line stores less 5 Finish Line stores closed plus 38 Man Alive stores (37 acquired and 1 opened during this period). During the thirteen weeks ended August 27, 2005, the Company’s comparable store sales decreased 1.9% compared to the same period in the prior year. Comparable net footwear sales for the thirteen weeks ended August 27, 2005 decreased 0.5%, while comparable net softgood sales for the comparable period decreased 8.4%. A portion of the 0.5% decrease in footwear was attributable to a 1.1% decrease in the average selling price of footwear for the thirteen weeks ended August 27, 2005. Additionally, the Company believes an increasingly competitive and promotional retail environment in the mall, as well as limited introductions and wider distribution of new and compelling performance products, negatively affected the footwear business for the back-to-school selling season. The 8.4% decrease in comparable net softgood sales was primarily due to a decline in the average retail selling price of softgoods. This is primarily related to the shift in fashion from licensed jerseys to more branded and private label sold during the thirteen weeks ended August 27, 2005.

Gross profit for the thirteen weeks ended August 27, 2005 was $111.1 million, an increase of $7.2 million over the thirteen weeks ended August 28, 2004. During this same period, gross profit decreased to 32.5% of net sales versus 33.3% for the prior year. This 0.8% decrease was due to a 1.0% increase in occupancy costs as a percentage of net sales, which was partially offset by a 0.1% decrease in inventory shrink and a 0.1% increase in margin for product sold. The 1.0% increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to negative comparable sales for the thirteen weeks ended August 27, 2005 along with 115 new stores opened since February 29, 2004 having higher average occupancy costs on a per square foot basis than the existing store base. Additionally, new store sales typically take 3-5 years to reach their sales peak. Therefore, the sales performance per square foot for these new stores is less than the existing store base.

Selling, general and administrative expenses increased $10.2 million (14.4%) to $81.4 million (23.8% of net sales) for the thirteen weeks ended August 27, 2005 from $71.2 million (22.8% of net sales) for the thirteen weeks ended August 28, 2004. This dollar increase was primarily attributable to the operating costs related to operating 113 additional stores (75 net Finish Line Stores and 38 Man Alive stores) at August 27, 2005 versus August 28, 2004. The increase of 1.0% as a percentage of net sales was primarily due to an increase in freight of 0.4% as a percentage of net sales attributed largely to higher fuel surcharges with escalating fuel prices. The Company also recorded a reserve of $1.5 million (0.4% of net sales) related to a class action lawsuit in the thirteen weeks ended August 27, 2005.

Net interest income was $0.5 million (0.1% of net sales) for the thirteen weeks ended August 27, 2005, compared to net interest income of $0.2 million (0.1% of net sales) for the thirteen weeks ended August 28, 2004, an increase of $0.3 million. This increase was primarily due to an increase in interest rates for the thirteen weeks ended August 27, 2005 compared to the thirteen weeks ended August 28, 2004.

The Company’s provision for income taxes decreased $1.2 million for the thirteen weeks ended August 27, 2005 compared to the thirteen weeks ended August 28, 2004. The dollar decrease was due to the decreased level of income before income taxes for the thirteen weeks ended August 27, 2005 and a decrease in the effective tax rate to 37.5% for the thirteen weeks ended August 27, 2005 from 38.0% for the thirteen weeks ended August 28, 2004.

Net income decreased 7.7% to $18.9 million for the thirteen weeks ended August 27, 2005 compared to $20.5 million for the thirteen weeks ended August 28, 2004. Diluted net income per share decreased 9.5% to $0.38 for the thirteen weeks ended August 27, 2005 compared to diluted net income per share of $0.42 for the thirteen weeks ended August 28, 2004. Diluted weighted average shares outstanding were 49,854,000 and 49,226,000 for the thirteen weeks ended August 27, 2005 and August 28, 2004, respectively.

Twenty-Six Weeks Ended August 27, 2005 Compared to Twenty-Six Weeks Ended August 28, 2004

Net sales increased 11.0% ($62.7 million) to $632.8 million for the twenty-six weeks ended August 27, 2005 from $570.1 million for the twenty-six weeks ended August 28, 2004. Of this increase, $54.1 million was attributable to a 20.0 % increase in the number of stores open (80 Finish Line stores opened less 5 Finish Line stores closed plus 37 Man Alive stores acquired and 1 opened) during the period from 564 at August 28, 2004 to 677 at August 27, 2005. The balance of the increase was due to a $9.7 million increase in net sales from the 35 stores open only part of the twenty-six week period last year, partially offset by a comparable store sales decrease of 0.3% for the twenty-six weeks ended August 27, 2005. Comparable net footwear sales for the twenty-six weeks ended August 27, 2005 increased 1.0% while comparable net softgood sales decreased 6.0%. The 6.0% decrease in comparable net softgood sales was primarily due to a decline in the average retail selling price of softgoods. This is primarily related to the shift in fashion from licensed jerseys to more branded and private label sold during the twenty-six weeks ended August 27, 2005.

Gross profit for the twenty-six weeks ended August 27, 2005 was $201.8 million, an increase of $18.4 million over the twenty-six weeks ended August 28, 2004. Gross profit was 31.9% of net sales for the twenty-six weeks ended August 27, 2005 compared to 32.2% of net sales for the twenty-six weeks ended August 28, 2004. This 0.3% decrease was due to a 0.9% increase in occupancy costs partially offset by a 0.5% and 0.1% improvement in margin for product sold and inventory shrink, respectively. The 0.9% increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to negative comparable sales for the twenty-six weeks ended August 27, 2005 along with 115 new stores opened since February 29, 2004 having higher average occupancy costs on a per square foot basis than the existing store base. Additionally, new store sales typically take 3-5 years to reach their sales peak. Therefore, the sales performance per square foot for these new stores is less than the existing store base. The 0.5% improvement in margin for product sold was primarily related to the products sold during the thirteen weeks ended May 28, 2005 in which there was a strong sell through of higher-priced performance and premium footwear as well as strong product margins from Man Alive stores during the twenty-six weeks ended August 27, 2005.

Selling, general and administrative expenses increased $18.2 million (13.5%) to $152.3 million (24.1% of net sales) for the twenty-six weeks ended August 27, 2005 from $134.1 million (23.6% of net sales) for the twenty-six weeks ended August 28, 2004. This dollar increase was primarily attributable to the operating costs related to operating 113 additional stores at August 27, 2005 versus August 28, 2004. The twenty-six weeks ended August 27, 2005 included a $1.5 million (0.2% of net sales) reserve recorded related to a class action lawsuit. Additionally, depreciation as a percentage of net sales increased 0.2% due to increased property and equipment at stores and the corporate office and distribution center additions deleveraged by negative comparable sales. The twenty-six weeks ended August 28, 2004 included approximately $0.9 million of costs incurred related to the attempted acquisition of FootAction stores.

Net interest income was $1.1 million (0.2% of net sales) for the twenty-six weeks ended August 27, 2005, compared to net interest income of $0.5 million (0.1% of net sales) for the twenty-six weeks ended August 28, 2004, an increase of $0.6 million. This increase was due to an increase in interest rates during the twenty-six weeks ended August 27, 2005 compared to the same period in the prior year.

The Company’s provision for federal and state income taxes increased $0.1 million to $19.0 million for the twenty-six weeks ended August 27, 2005 from $18.9 million for the twenty-six weeks ended August 28, 2004. The dollar increase is due to the increased level of income before income taxes for the twenty-six weeks ended August 27, 2005, partially offset by a decrease in the effective tax rate to 37.5% for the twenty-six weeks ended August 27, 2005 from 38.0% for the twenty-six weeks ended August 28, 2004.

Net income increased 2.5% to $31.6 million for the twenty-six weeks ended August 27, 2005 compared to $30.8 million for the twenty-six weeks ended August 28, 2004. Diluted net income per share was $0.63 for the twenty-six weeks ended August 27, 2005 and August 28, 2004. Diluted weighted average shares outstanding were 49,878,000 and 49,273,000, for the periods ended August 27, 2005 and August 28, 2004, respectively.

Liquidity and Capital Resources

The Company generated cash of $43.3 million from its operating activities during the twenty-six weeks ended August 27, 2005 as compared to $35.1 million during the twenty-six weeks ended August 28, 2004.

Consolidated merchandise inventories were $280.0 million at August 27, 2005 compared to $241.2 million at February 26, 2005 and $241.4 million at August 28, 2004. On a per square foot basis, Finish Line merchandise inventories (excluding Man Alive) at August 27, 2005 increased 2.1% compared to August 28, 2004, and were 9.1% higher than at February 26, 2005.

The Company’s working capital was $249.0 million at August 27, 2005, an increase of $14.2 million from $234.8 million at February 26, 2005.

The Company generated cash of $4.9 million from its investing activities and used net cash of $47.5 million for the twenty-six weeks ended August 27, 2005 and August 28, 2004, respectively. In the twenty-six weeks ended August 27, 2005, $35.0 million was used primarily for construction of new stores, remodeling of existing stores and the expansion of the corporate offices. Proceeds from the sale of available-for-sale marketable securities were $178.7 million for the twenty-six weeks ended August 27, 2005 offset by purchases of $138.8 million of available for sale marketable securities.

At August 27, 2005 the Company had cash and cash equivalents of $102.7 million, marketable securities of $17.3 million and no interest bearing debt. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity. The marketable securities are auction market preferreds, which generally have maturities extending well beyond one year; however, there is an active market through which the Company can readily liquidate its holding. Marketable securities are classified as available-for-sale and are available to support current operations.

The Company currently plans to open 68-70 Finish Line stores and 10-15 Man Alive stores, remodel 25 existing Finish Line stores and close 3 to 5 Finish Line stores during this fiscal year. In addition, the Company completed the expansion of the existing corporate office in Indianapolis and has begun renovation on the previous corporate office space along with various other projects. The Company expects capital expenditures for the current fiscal year to approximate $60-65 million. Management believes that cash and marketable securities on hand, operating cash flow and the Company’s existing $75.0 million bank facility, which expires on February 25, 2010, will provide sufficient capital to complete the Company’s current store expansion program and to satisfy the Company’s other capital requirements in the foreseeable future.

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 2007, up to 5,000,000 shares of the Company’s Class A Common Stock outstanding. During the thirteen weeks ended August 27, 2005, the Company purchased 100,000 shares of its Class A Common Stock at an average price of $16.20 per share for an aggregate amount of $1,620,000. The Company has 4,900,000 shares still available to repurchase under the program.

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

For a discussion of the Company’s market-risk associated with interest rates as of February 26, 2005 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005. For the twenty-six weeks ended August 27, 2005, there has been no significant change in related market risk factors.

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

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings

None.

ITEM 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Shares of common stock repurchased by the Company during the quarter ended August 27, 2005, were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2005 to August 27, 2005	100,000	$16.20	100,000	4,900,000

(1)	The average price paid per share includes any broker commissions.

The above repurchases were part of a publicly announced plan that were authorized by the Company’s Board of Directors for a maximum of 5.0 million shares of Common Stock. The program was approved on July 22, 2004 and expires on December 31, 2007.

ITEM 3:	Defaults Upon Senior Securities

None.

ITEM 4:	Submission of Matters to a Vote of Security Holders

On July 21, 2005 the Company held its Annual Meeting of Shareholders at which the following matters were approved by the Company’s shareholders by the votes indicated:

(a)	The following Class I directors were elected to serve until the 2008 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. Of the 38,888,866 shares (1 vote per share) of Class A common stock and the 5,141,336 shares (10 votes per share) of Class B common stock represented at the meeting, the directors were elected by the following votes:

Number Of Votes Received

Name	For	Against
Alan H. Cohen	77,798,209	12,504,017
Jeffrey H. Smulyan	87,967,831	2,334,395

(b)	Approval and Ratification of an Amendment to the 2002 Stock Incentive Plan of The Finish Line, Inc.

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
61,751,603	20,997,450	102,592

In addition there were 7,450,581 non-votes with respect to the approval and ratification of the amendment to the 2002 Stock Incentive Plan of The Finish Line, Inc.

(c)	Ratification of the Appointment of Ernst & Young LLP as the Company’s Independent Auditors:

Votes Cast “For”	Votes Cast “Against”	Votes “Abstaining”
87,736,332	2,514,826	37,310

In addition there were 13,758 non-votes with respect to the ratification of the appointment of Ernst & Young LLP as the Company’s Independent Auditors.

ITEM 5:	Other Information

None.

ITEM 6:	Exhibits

Exhibits

4.1	2002 Stock Incentive Plan of The Finish Line, Inc. (As Amended and Restated July 21, 2005) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 17, 2005).

10.1	Form of Award Agreement for Employees and Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.2	Form of Award Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.3	Form of Nonqualified Option Award Letter for Employees and Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.4	Form of Nonqualified Option Award Letter for Nonemployee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.5	Form of Incentive Stock Award Letter (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: September 22, 2005	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Executive Vice President – Chief Financial Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description

4.1	2002 Stock Incentive Plan of The Finish Line, Inc. (As Amended and Restated July 21, 2005) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 17, 2005).

10.1	Form of Award Agreement for Employees and Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.2	Form of Award Agreement for Nonemployee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.3	Form of Nonqualified Option Award Letter for Employees and Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.4	Form of Nonqualified Option Award Letter for Nonemployee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

10.5	Form of Incentive Stock Award Letter (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 28, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002