Form 10-Q
period 2005-11-26
FINISH LINE INC /IN/
filed 2005-12-21
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐     No  ☒

Shares of common stock outstanding at December 16, 2005:

Class A	42,714,898
Class B	5,141,336

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 26, 2005	November 27, 2004 (Restated)	February 26, 2005
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,339	$36,817	$55,991
Marketable securities	—	12,675	57,175
Accounts receivable, net	16,254	15,493	14,230
Merchandise inventories, net	311,453	263,693	241,242
Income taxes recoverable	254	903	—
Other	10,690	6,366	3,162

Total current assets	377,990	335,947	371,800

PROPERTY AND EQUIPMENT:
Land	1,557	315	315
Building	34,014	22,029	23,309
Leasehold improvements	242,879	207,644	217,371
Furniture, fixtures, and equipment	90,740	75,316	77,945
Construction in progress	2,989	9,160	10,616

	372,179	314,464	329,556
Less accumulated depreciation	157,116	136,416	141,258

	215,063	178,048	188,298

Deferred income taxes	3,941	3,428	3,578
Intangible assets	11,126	—	11,343

Total assets	$608,120	$517,423	$575,019

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 26, 2005	November 27, 2004 (Restated)	February 26, 2005
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$108,317	$79,460	$92,378
Employee compensation	8,732	8,286	12,883
Accrued property and sales tax	6,540	5,241	6,914
Deferred income taxes	8,703	6,599	7,645
Other liabilities and accrued expenses	19,967	12,836	17,196

Total current liabilities	152,259	112,422	137,016

Deferred credits from landlords	56,216	50,532	50,532

Other long-term liabilities	—	—	1,500

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized - 100,000 Shares issued - (November 26, 2005 – 47,649; November 27, 2004 – 47,060; February 26, 2005 – 47,649)
Shares outstanding - (November 26, 2005 – 42,709; November 27, 2004 – 42,629; February 26, 2005 – 43,578)	476	471	476
Class B:
Shares authorized – 10,000
Shares issued and outstanding - (November 26, 2005 – 5,141; November 27, 2004 – 5,731; February 26, 2005 – 5,141)	52	57	52
Additional paid-in capital	141,286	134,649	138,130
Retained earnings	292,797	236,993	263,971
Treasury stock - (November 26, 2005 – 4,940; November 27, 2004 – 4,431; February 26, 2005 – 4,071)	(34,966)	(17,701)	(16,658)

Total shareholders’ equity	399,645	354,469	385,971

Total liabilities and shareholders’ equity	$608,120	$517,423	$575,019

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty–Nine Weeks Ended
	November 26, 2005	November 27, 2004 (Restated)	November 26, 2005	November 27, 2004 (Restated)
Net sales	$273,980	$235,253	$906,820	$805,381
Cost of sales (including occupancy expenses)	196,432	169,305	627,474	555,987

Gross profit	77,548	65,948	279,346	249,394
Selling, general, and administrative expenses	76,540	63,058	228,794	197,201

Operating income	1,008	2,890	50,552	52,193
Interest income, net	345	255	1,406	713

Income before income taxes	1,353	3,145	51,958	52,906
Provision for income taxes	508	927	19,485	19,840

Net income	$845	$2,218	$32,473	$33,066

Basic net income per share	$.02	$.05	$.67	$.69

Basic weighted average shares	48,312	48,316	48,740	48,209

Diluted net income per share	$.02	$.04	$.65	$.67

Diluted weighted average shares	49,058	49,361	49,605	49,302

Dividends declared per share	$.025	$.025	$.075	$.050

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	November 26, 2005	November 27, 2004 (Restated)
OPERATING ACTIVITIES:
Net income	$32,473	$33,066
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,870	19,770
Deferred income taxes	695	4,526
Loss on disposal of property and equipment	7	419
Tax benefit from exercise of stock options	1,871	1,312
Changes in operating assets and liabilities:
Accounts receivable	(2,024)	(9,232)
Merchandise inventories	(70,211)	(71,094)
Other current assets	(7,528)	(3,540)
Accounts payable	15,939	23,128
Employee compensation	(4,151)	(3,374)
Accrued income taxes recoverable/payable	(2,922)	(5,423)
Other liabilities and accrued expenses	3,588	1,870
Deferred credits from landlords	5,684	3,778

Net cash used in operating activities	(1,709)	(4,794)
INVESTING ACTIVITIES:
Purchases of property and equipment	(51,432)	(42,373)
Proceeds from disposal of property and equipment	24	162
Lease acquisition costs	(17)	—
Proceeds from sale of available-for-sale marketable securities	249,575	86,648
Purchases of available-for-sale marketable securities	(192,400)	(80,548)

Net cash provided by (used in) investing activities	5,750	(36,111)
FINANCING ACTIVITIES:
Dividends paid to shareholders	(3,670)	(1,206)
Proceeds from exercise of stock options	2,842	1,851
Purchase of treasury stock	(19,865)	—

Net cash (used in) provided by financing activities	(20,693)	645

Net decrease in cash and cash equivalents	(16,652)	(40,260)
Cash and cash equivalents at beginning of period	55,991	77,077

Cash and cash equivalents at end of period	$39,339	$36,817

See accompanying notes.

The Finish Line, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of The Finish Line, Inc., along with its wholly-owned subsidiaries, (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. The Company’s consolidated results of operations include those of The Finish Line Man Alive, Inc. (Man Alive), a wholly-owned subsidiary of The Finish Line, Inc., for the periods presented since the date of its acquisition, January 29, 2005.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R “Share-Based Payment”. See Note 3 for further discussion.

In May 2005, the FASB issued Statement No. 154 (FAS 154), “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of a change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (EITF 05-6). EITF 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination. This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance is effective for reporting periods beginning after June 29, 2005. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP No. 13-1), to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during a construction period. FSP No. 13-1 stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to the guidance in FASB Statement No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The guidance in FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The Company already accounts for such rental costs in accordance with FSP No. 13-1; therefore, the adoption of FSP No. 13-1 will not have an impact on the Company’s consolidated financial statements.

2. Restatement of Prior Financial Information

The Company restated its consolidated balance sheet at November 27, 2004 and its consolidated statements of income and cash flows for the thirteen and thirty-nine weeks ended November 27, 2004. The restatement also affects periods prior to fiscal 2005. The restatement corrects the Company’s historical accounting for operating leases. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2005. The Company did not amend its previously filed Quarterly Reports on Form 10-Q for the restatement. Therefore, the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-Q, all referenced amounts for affected prior periods and prior comparisons reflect the balances and amounts on a restated basis.

As a result of this restatement, the Company’s financial results have been adjusted as follows (in thousands, except per share amounts):

	Consolidated Statements of Income
Thirteen weeks ended November 27, 2004	As previously reported	Adjustments	As restated
Cost of sales (including occupancy expenses)	$170,662	$(1,357)	$169,305
Selling, general and administrative expenses	61,520	1,538	63,058
Operating income	3,071	(181)	2,890
Income before income taxes	3,326	(181)	3,145
Income taxes	994	(67)	927
Net income	2,332	(114)	2,218
Basic earnings per share	$.05	$—	$.05
Diluted earnings per share	$.05	$(.01)	$.04

Thirty-nine weeks ended November 27, 2004	As previously reported	Adjustments	As restated
Cost of sales (including occupancy expenses)	$559,793	$(3,806)	$555,987
Selling, general and administrative expenses	192,337	4,864	197,201
Operating income	53,251	(1,058)	52,193
Income before income taxes	53,964	(1,058)	52,906
Income taxes	20,237	(397)	19,840
Net income	33,727	(661)	33,066
Basic earnings per share	$.70	$(.01)	$.69
Diluted earnings per share	$.68	$(.01)	$.67

	Consolidated Balance Sheets
November 27, 2004	As previously reported	Adjustments	As restated
Deferred income tax asset	$1,394	$2,034	$3,428
Property and equipment, net	141,775	36,273	178,048
Total assets	479,116	38,307	517,423
Deferred credits from landlords	8,893	41,639	50,532
Retained earnings	240,325	(3,332)	236,993
Total shareholders’ equity	357,801	(3,332)	354,469
Total liabilities and shareholders’ equity	479,116	38,307	517,423

	Consolidated Statements of Cash Flows
Thirty-nine weeks ended November 27, 2004	As previously reported	Adjustments	As restated
Net cash used in operating activities	$(12,377)	$7,583	$(4,794)
Net cash used in investing activities	(28,528)	(7,583)	(36,111)

3. Stock Based Compensation

As allowed by FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” the Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Under APB Opinion No. 25, if the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company also has an Employee Stock Purchase Plan that qualifies as a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, and accordingly, no compensation expense is recognized. As it relates to the granting of restricted shares, compensation expense equal to the market value at the date of grant is recognized over the vesting period.

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

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation would have been as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 26, 2005	November 27, 2004 (Restated)	November 26, 2005	November 27, 2004 (Restated)
	(in thousands except per share amounts)
Net income as reported	$845	$2,218	$32,473	$33,066
Total stock based employee compensation expense using the fair value based method, net of related tax	(1,154)	(891)	(2,827)	(2,494)
Stock based employee compensation expense recorded, net of related tax	164	77	314	231

Pro forma net income (loss)	$(145)	$1,404	$29,960	$30,803

Diluted earnings per share
As reported	$.02	$.04	$.65	$.67
Pro forma	$—	$.03	$.61	$.63
Basic earnings per share
As reported	$.02	$.05	$.67	$.69
Pro forma	$—	$.03	$.62	$.64

In December 2004, the FASB issued Statement No. 123R (FAS 123R), “Share-Based Payment,” a revision of FAS 123. FAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our Consolidated Statements of Income. The accounting provisions of FAS 123R for the Company are effective, and will be adopted, beginning February 26, 2006, the beginning of the next fiscal year. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under FAS 123 for the pro forma disclosure. The Company has not yet determined which method of adoption it will apply.

The adoption of FAS 123R is expected to have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting FAS 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. However, had the Company adopted FAS 123R in a prior period, the impact would approximate the impact of FAS 123, using the Black-Scholes model, as presented in the table above. FAS 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows. Excess tax deductions for future periods cannot be accurately estimated at this time, as they depend on the timing of stock option exercises and the Company’s share price on the exercise date. Excess tax deductions for the thirty-nine weeks ended November 27, 2004 and November 26, 2005 have been separately classified as “tax benefit from exercise of stock options” in the Consolidated Statements of Cash Flows.

4. Common Stock

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 2007, up to 5 million shares of the Company’s outstanding Class A Common Stock. During the thirty-nine weeks ended November 26, 2005, the Company has purchased 1,324,600 shares of its Class A Common Stock at an average price of $15.00 per share for an aggregate amount of $19,865,000. As of November 26, 2005, the Company has 3,675,400 shares still available to repurchase under the program.

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

5. Impact of Hurricanes

During the thirteen weeks ended November 26, 2005, several hurricanes struck a portion of the southern United States, causing the ultimate closure of two stores in the impacted areas. Based upon the terms of the Company’s merchandise, property and business interruption insurance and related deductibles, management does not believe that the ultimate resolution of these events will be material to the Company’s financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this filing are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the reliance on a few key vendors for a majority of merchandise purchases (including a significant portion from one key vendor), the effect of competitive products and pricing, the ability to attract and retain qualified personnel, the availability of products, management of growth, and the other risks detailed in the Company’s Securities and Exchange Commission filings. The words or phrases “anticipates”, “plans”, “expects”, “will continue”, “believes”, “estimates”, “projects”, or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company disclaims any intent or obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended February 26, 2005 (fiscal 2005). The Company’s consolidated results of operations include those of The Finish Line Man Alive, Inc. (Man Alive), a wholly-owned subsidiary of The Finish Line, Inc., for the periods presented since the date of its acquisition, January 29, 2005. Man Alive is not, however, included in any comparable store information. Comparable store information includes Internet sales.

Restatement of Prior Financial Information

We have restated the consolidated balance sheet at November 27, 2004, and the consolidated statements of income and cash flows for the thirteen and thirty-nine weeks ended November 27, 2004 in this Quarterly Report on Form 10-Q. The restatement also affects periods prior to fiscal 2005. The restatement adjustments are non-cash and had no impact on revenues or comparable store sales. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2005. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement. Therefore, the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout “Managements Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for affected prior periods and prior period comparison reflect the balances and amounts on a restated basis.

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands) and the percentage of total net sales represented by each category:

	Thirteen Weeks Ended
	November 26, 2005		November 27, 2004
	(unaudited)		(unaudited)
Category
Footwear	$209,804	77%	$183,357	78%
Softgoods	64,176	23%	51,896	22%

Total	$273,980	100%	$235,253	100%

	Thirty-nine Weeks Ended
	November 26, 2005		November 27, 2004
	(unaudited)		(unaudited)
Category
Footwear	$724,020	80%	$650,472	81%
Softgoods	182,800	20%	154,909	19%

Total	$906,820	100%	$805,381	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 26, 2005	November 27, 2004 (Restated)	November 26, 2005	November 27, 2004 (Restated)
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy expenses)	71.7	72.0	69.2	69.0

Gross profit	28.3	28.0	30.8	31.0
Selling, general and administrative expenses	27.9	26.8	25.2	24.5

Operating income	.4	1.2	5.6	6.5
Interest income, net	.1	.1	.2	.1

Income before income taxes	.5	1.3	5.8	6.6
Provision for income taxes	.2	.4	2.2	2.5

Net income	.3%	.9%	3.6%	4.1%

Thirteen Weeks Ended November 26, 2005 Compared to Thirteen Weeks Ended November 27, 2004

Net sales increased 16.5% to $274.0 million for the thirteen weeks ended November 26, 2005 from $235.3 million for the thirteen weeks ended November 27, 2004. This increase in net sales was primarily attributable to a 3.6% increase in comparable store sales for the period along with an increase in net sales from new stores. As of November 26, 2005, the number of stores in operation increased by 115 stores (19.4%) to 707 from 592 at November 27, 2004. The 115 additional stores were made up of 70 new Finish Line stores less 4 Finish Line stores closed plus 49 Man Alive stores (37 acquired and 12 opened). Comparable footwear net sales for the thirteen weeks ended November 26, 2005¸ increased approximately 4.7% versus the thirteen weeks ended November 27, 2004. Comparable softgood net sales decreased approximately 0.1% for the comparable period. Net sales per square foot for comparable stores increased to $71 from $70 for the same thirteen-week period of the prior year.

Gross profit for the thirteen weeks ended November 26, 2005 was $77.5 million, an increase of $11.6 million over the thirteen weeks ended November 27, 2004. During this same period, gross profit increased to 28.3% of net sales versus 28.0% for the prior year. This 0.3% increase was due to a 0.8% increase in margin for product sold, which was partially offset by a 0.4% increase in occupancy costs as a percentage of net sales and a 0.1% increase in inventory shrink. The 0.8% increase in margin for product sold was primarily related to an increase in softgood margins as private label sales, which have higher margins, continued to perform well during the quarter, along with the prior year quarter having more licensed apparel that was marked down and therefore had lower margins. Also, Man Alive contributed strong product margins during the thirteen weeks ended November 26, 2005, which represented 0.2% of the 0.8% increase in product margin.

Selling, general and administrative expenses increased $13.4 million, or 21.4%, to $76.5 million (27.9% of net sales) for the thirteen weeks ended November 26, 2005 from $63.1 million (26.8% of net sales) for the thirteen weeks ended November 27, 2004. This dollar increase was primarily attributable to the operating costs related to operating 115 additional stores (66 net Finish Line stores and 49 Man Alive stores) at November 26, 2005 versus November 27, 2004. The 1.1% increase as a percentage of sales was primarily related to the following factors: (1) an increase in freight of 0.2%, as a percentage of net sales, due to higher fuel surcharges; (2) an increase in depreciation expense of 0.4%, as a percentage of net sales, due to higher costs in new stores and the corporate office and distribution center additions; (3) an increase in advertising of 0.2%, as a percentage of net sales, that is primarily due to a timing difference between quarters this year from the prior year as advertising has decreased as a percentage of net sales year-to-date compared to prior year-to-date; and (4) an additional 0.3%, as a percentage of net sales, due to Man Alive’s current cost structure.

Net interest income was $0.3 million (0.1% of net sales) for the thirteen weeks ended November 27, 2004 and November 26, 2005.

The provision for income taxes was $0.5 million for the thirteen weeks ended November 26, 2005, as compared to $0.9 million for the thirteen weeks ended November 27, 2004. This $0.4 million decrease was due to the decreased level of income before income taxes for the thirteen weeks ended November 26, 2005, partially offset by an increase in the effective tax rate from 29.5% for the thirteen weeks ended November 27, 2004 to 37.5% for the thirteen weeks ended November 26, 2005. The 29.5% effective tax rate in the prior year was the result of reducing the year-to-date effective tax rate to 37.5% from 38.0% based on state tax planning initiatives the Company had implemented.

Net income decreased 61.9% to $0.8 million for the thirteen weeks ended November 26, 2005 compared to net income of $2.2 million for the thirteen weeks ended November 27, 2004. Diluted net income per share was $.02 for the thirteen weeks ended November 26, 2005 compared to diluted net income per share of $.04 for the thirteen weeks ended November 27, 2004. Diluted weighted average shares outstanding were 49,058,000 and 49,361,000 for the thirteen weeks ended November 26, 2005 and November 27, 2004, respectively.

Thirty-Nine Weeks Ended November 26, 2005 Compared to Thirty-Nine Weeks Ended November 27, 2004

Net sales increased 12.6%, or $101.4 million, to $906.8 million for the thirty-nine weeks ended November 26, 2005 from $805.4 million for the thirty-nine weeks ended November 27, 2004. Of this increase, $63.4 million was attributable to a 19.4% increase in the number of stores open (70 Finish Line stores opened less 4 stores closed plus 49 Man Alive stores acquired or opened) during the period from 592 at November 27, 2004 to 707 at November 26, 2005. The balance of the increase was attributable to a $33.1 million increase in net sales from the existing stores open only part of the first thirty-nine weeks of last year along with a comparable store net sales increase of 0.9% for the thirty-nine weeks ended November 26, 2005. Comparable footwear net sales for the thirty-nine weeks ended November 26, 2005, increased approximately 2.0%. Comparable net softgood sales decreased approximately 4.0% for the comparable period. The 4.0% decrease in comparable net softgood sales was primarily due to a decline in the average retail selling price of softgoods. This is primarily related to the shift in fashion from licensed jerseys to more branded and private label sold during the thirty-nine weeks ended November 26, 2005. Net sales per square foot for comparable stores decreased to $244 from $246 for the same period of the prior year.

Gross profit for the thirty-nine weeks ended November 26, 2005 was $279.3 million, an increase of $30.0 million over the thirty-nine weeks ended November 27, 2004. During this same period gross profit decreased to 30.8% of net sales versus 31.0% for the prior year. This 0.2% decrease was due to a 0.7% increase in occupancy costs as a percentage of net sales, which was partially offset, by a 0.5% increase in margin for product sold. The 0.7% increase in occupancy costs as a percentage of net sales was primarily the result of 135 new Finish Line stores opened since February 29, 2004 having higher average occupancy costs on a per square foot basis than the remaining store base. Additionally, new store sales typically take 3-5 years to reach their sales peak. Therefore, the sales performance per square foot for these new stores is less than the remaining store base. The 0.5% improvement in margin for product sold was primarily related to an increase in softgood margins as private label sales, which have higher margins, continue to perform well this year, along with the prior year having more licensed apparel that was marked down and therefore had lower margins. Also, Man Alive contributed strong product margins during the thirty-nine weeks ended November 26, 2005, which represented 0.1% of the 0.5% increase in product margin.

Selling, general and administrative expenses increased $31.6 million, or 16.0%, to $228.8 million (25.2% of net sales) for the thirty-nine weeks ended November 26, 2005 from $197.2 million (24.5% of net sales) for the thirty-nine weeks ended November 27, 2004. This dollar increase was primarily attributable to the operating costs related to operating 115 additional stores at November 26, 2005 versus November 27, 2004. The 0.7% increase as a percentage of sales was primarily related to an increase in freight of 0.2%, as a percentage of net sales, due to higher fuel surcharges, although the Company has seen some easing of the fuel surcharges recently, and an increase in depreciation expense of 0.3%, as a percentage of sales, due to higher costs in new stores and the corporate office and distribution center additions. The thirty-nine weeks ended November 26, 2005 also included a $1.5 million (0.2% of net sales) reserve recorded related to a class action lawsuit.

Net interest income was $1.4 million (0.2% of net sales) for the thirty-nine weeks ended November 26, 2005, compared to net interest income of $0.7 million (0.1% of net sales) for the thirty-nine weeks ended November 27, 2004, an increase of $0.7 million. This increase was due primarily to an increase in interest rates earned in the thirty-nine weeks ended November 26, 2005 compared to the same period in prior year.

The Company’s provision for federal and state income taxes was $19.5 million for the thirty-nine weeks ended November 26, 2005 compared to $19.8 million for the thirty-nine weeks ended November 27, 2004. The $0.3 million decrease in the provision is due to the decreased level in income before income taxes for the thirty-nine weeks ended November 26, 2005. The effective tax rate was 37.5% for the thirty-nine weeks ended November 27, 2004 and November 26, 2005.

Net income decreased 1.8% to $32.5 million for the thirty-nine weeks ended November 26, 2005 compared to $33.1 million for the thirty-nine weeks ended November 27, 2004. Diluted net income per share decreased 3.0% to $.65 for the thirty-nine weeks ended November 26, 2005 compared to diluted net income per share of $.67 for the thirty-nine weeks ended November 27, 2004. Diluted weighted average shares outstanding were 49,605,000 and 49,302,000 for the periods ended November 26, 2005 and November 27, 2004, respectively. The increase in weighted average shares outstanding was the result of exercise of Company stock options, offset partially by the purchase of shares by the Company.

Liquidity and Capital Resources

The Company used net cash of $1.7 million in its operating activities during the thirty-nine weeks ended November 26, 2005 as compared to net cash used in its operating activities of $4.8 million during the thirty-nine weeks ended November 27, 2004.

Consolidated merchandise inventories were $311.5 million at November 26, 2005 compared to $241.2 million at February 26, 2005 and $263.7 million at November 27, 2004. On a per square foot basis, Finish Line merchandise inventories (excluding Man Alive) at November 26, 2005 increased 4.6% compared to November 27, 2004, and were 17.0% higher than at February 26, 2005. The 17.0% increase from February 26, 2005 is due to the seasonality of the business and building inventory in November for the holiday season in December, which is consistent with prior years.

The Company had working capital of $225.7 million at November 26, 2005, a decrease of $9.1 million from the working capital of $234.8 million at February 26, 2005.

The Company generated cash of $5.8 million from its investing activities and used net cash of $36.1 million for the thirty-nine week periods ended November 26, 2005 and November 27, 2004, respectively. In the thirty-nine weeks ended November 26, 2005, $51.4 million was used primarily for construction of new stores, remodeling of existing stores and the expansion of the corporate offices. Proceeds from the sale of available-for-sale marketable securities were $249.6 for the thirty-nine weeks ended November 26, 2005 offset by purchases of $192.4 million of available-for-sale marketable securities. A portion of the proceeds were used to purchase $19.9 million of treasury shares and pay $3.7 million in dividends during the thirty-nine week period ended November 26, 2005.

At November 26, 2005 the Company had cash and cash equivalents of $39.3 million and no interest bearing debt. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity.

The Company currently plans to open 67 Finish Line stores (64 have been opened through November 26, 2005) and 14 Man Alive stores (12 have been opened through November 26, 2005), remodel 24 existing Finish Line stores (21 have been completed through November 26, 2005) and close 5-6 Finish Line stores (4 have been closed through November 26, 2005) during this fiscal year. In addition, the Company completed the expansion of the existing corporate office in Indianapolis and has begun renovation on the previous corporate office space along with various other projects. The Company expects capital expenditures for the current fiscal year to approximate $55-60 million. In fiscal 2007, the Company currently plans to open 45-50 Finish Line stores, 25-30 Man Alive stores and 10-15 Paiva stores (the new women’s concept stores). The Company also plans to remodel 15-20 Finish Line stores. Management believes that cash on hand, operating cash flow and the Company’s existing $75.0 million bank facility, which expires on February 25, 2010, will provide sufficient capital to complete the Company’s current store expansion program and to satisfy the Company’s other capital requirements in the foreseeable future.

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 2007, up to 5.0 million shares of the Company’s Class A Common Stock outstanding. During the thirty-nine weeks ended November 26, 2005, the Company purchased 1.3 million shares of its Class A Common Stock at an average price of $15.00 per share for an aggregate amount of $19.9 million. The Company has 3.7 million shares still available to repurchase under the program.

On October 21, 2004, The Company’s Board of Directors declared a two-for-one split of the Company’s Class A and Class B Common Stock, which were distributed after the close of business on November 17, 2004 in the form of a 100% stock dividend to shareholders of record as of November 5, 2004. All references within Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to number of shares and per share amounts of the Company’s Class A and B Common Stock prior to November 17, 2004 have been retroactively restated to reflect the impact of the Company’s stock split.

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

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R (FAS 123R), “Share-Based Payment,” a revision of FASB issued Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation.” FAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of FAS 123R for the Company are effective, and will be adopted, beginning February 26, 2006, the beginning of the next fiscal year. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under FAS 123 for the pro forma disclosure. The Company has not yet determined which method of adoption it will apply.

The adoption of FAS 123R is expected to have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting FAS 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. See “Note 3” to the accompanying consolidated financial statements for the pro forma net income and earnings per share amounts for the thirteen and thirty-nine weeks ended November 27, 2004 and November 26, 2005, presented as if the Company had used a fair-value based method similar to a method allowed under FAS 123R to measure compensation expense for employee stock-based compensation awards. FAS 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows. Excess tax deductions for future periods cannot be accurately estimated at this time, as they depend on the timing of stock option exercises and the Company’s share price on the exercise date. Excess tax deductions for the thirty-nine weeks ended November 27, 2004 and November 26, 2005 have been separately classified as “tax benefit from exercise of stock options” in the Consolidated Statements of Cash Flows.

For further summary on other recent accounting pronouncements, see “Note 1” to the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long–lived assets and contingencies. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market-risk associated with interest rates as of February 26, 2005 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005. For the thirty-nine weeks ended November 26, 2005, there has been no significant change in related market risk factors.

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

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None.

ITEM 2:	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Class A Common Stock repurchased by the Company during the quarter ended November 26, 2005, were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September	452,500	$13.88	452,500	4,447,500
October	772,100	$15.50	772,100	3,675,400
November	—	$—	—	3,675,400

Total	1,224,600	$14.90	1,224,600	3,675,400

(1)	The average price paid per share includes any broker commissions.

The above repurchases were part of a publicly announced plan that was authorized by the Company’s Board of Directors for a maximum of 5.0 million shares of Common Stock. The program was approved on July 22, 2004 and expires on December 31, 2007.

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

THE FINISH LINE, INC.

Date: December 21, 2005	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Executive Vice President – Chief Financial
Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002