Form 10-K
period 2006-02-25
FINISH LINE INC /IN/
filed 2006-05-05
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 25, 2006

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

Class A Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 26, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $696,972,000, which was based on the last sale price reported for such date by NASDAQ.

The number of shares of the Registrant’s Common Stock outstanding on April 21, 2006 was:

Class A Common Stock: 43,137,813

Class B Common Stock: 5,141,336

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement (to be filed within 120 days after February 25, 2006) for the Annual Meeting of Shareholders to be held on July 20, 2006 (hereinafter referred to as the “2006 Proxy Statement”) are incorporated into Part III.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed in this Form 10-K and the documents incorporated by reference are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: changing consumer preferences; the inability of The Finish Line, Inc. and its consolidated subsidiaries (collectively, the “Company”) to successfully market its footwear, apparel, accessories and other merchandise; price, product and other competition from other retailers (including internet and direct manufacturer sales); the unavailability of products; the inability to locate and obtain favorable lease terms for the Company’s stores; the loss of key employees, general economic conditions and adverse factors impacting the retail athletic industry; management of growth; and the other risks detailed in the Company’s Securities and Exchange Commission filings. In this Annual Report on Form 10-K, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking-statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1—Business

General

Throughout this Annual Report on Form 10-K, the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004 are referred to as fiscal 2006, 2005 and 2004, respectively.

The Finish Line, Inc. together with its subsidiaries (collectively the “Company”), is one of the largest mall-based specialty retailers operating under the Finish Line, Man Alive, and Paiva brand names.

Finish Line.    Finish Line is one of the largest mall-based specialty retailers of brand name athletic, lifestyle and outdoor footwear, and softgoods in the United States. As of April 21, 2006, the Company operated 667 Finish Line stores in 48 states. A Finish Line store generally carries a large selection of men’s, women’s and children’s athletic and lifestyle shoes, as well as a broad assortment of softgoods. Brand names offered by Finish Line include Nike, adidas, Reebok, K-Swiss, New Balance, Puma, Phat Farm, Timberland, Implus, Converse, Asics and many others. Finish Line attempts to distinguish itself from other athletic footwear specialty retailers through larger mall-based store formats. Finish Line stores average 5,641 square feet. Finish Line’s strategy is to create an exciting and entertaining retail environment by continually updating store designs, and to operate a larger store size, which permits greater product selection and merchandising flexibility. Since softgoods generally carry higher gross margins than footwear, Finish Line devotes a greater percentage of its sales area to these products than typical athletic footwear specialty stores. Softgoods accounted for approximately 20% of Finish Line’s net sales in fiscal 2006.

Man Alive.    Man Alive is one of the nation’s leading hip-hop fashion retailers offering men’s and ladies’ name brand fashions from the industry’s leading designers. As of April 21, 2006, the Company operated 58 Man Alive stores in 14 states. Man Alive attempts to distinguish itself from competitors by carrying more brands than other competitors as well as early identification of progressive and edgy trends in urban apparel, which enables Man Alive to be quicker to the marketplace than its competitors. Man Alive stores average 3,110 square feet with the current store format averaging 3,500 square feet. Net sales from softgoods represented approximately 92% of Man Alive’s net sales in fiscal 2006. Man Alive was acquired by the Company on January 29, 2005 when Man Alive was a 37-store chain operating in nine states.

Paiva.    Paiva is the Company’s new concept for the active woman, which premiered with its first store opening on April 14, 2006 in Austin, Texas. As of April 21, 2006, the Company operated one Paiva store. The name Paiva is Scandinavian in origin, referring to a sun deity, or meaning “of the light”. Light is a source of energy and strength, as fitness is a source of energy and strength for active women. Paiva stores are tailored specifically for the active woman and have a one-of-a-kind atmosphere that provides style, vitality and inspiration. Brand names offered by Paiva will include adidas by Stella McCartney, Nike, adidas, Fila, Mari Dade, Asics, Brooks, Nuala, Prana, Biella, Ellesse, Marika, OMgirl, Three Dots, Moving Comfort, Speedo, Diesel, Under Armour, and many more. Paiva also has a large private label selection. Paiva store formats will average 4,000 square feet. The expected mix of net sales at Paiva stores is 70% softgoods and 30% footwear.

The Company’s principal executive offices are located at 3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235, and its telephone number is (317) 899-1022.

Operating Strategies

The Company seeks to be a leading specialty retailer in the markets it serves. To achieve this, the Company has developed the following elements to its business strategy:

Emphasis on Customer Service and Convenience.    The Company is committed to making the shopping experience rewarding and enjoyable, and seeks to achieve this objective by providing convenient mall-based locations with highly functional store designs, offering competitive prices on brand name products, maintaining optimal in-stock levels of merchandise and employing knowledgeable and courteous sales associates.

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

Expansion Strategies

With nearly 700 mall-based Finish Line stores in the United States, growing the Finish Line stores at the same rapid pace as the Company has over the past three years will become more challenging due to the limited number of existing or new malls. Therefore, along with continuing to grow Finish Line, the Company has, and will continue, to invest capital and resources in establishing and growing new avenues for the long-term growth and profitability of the Company.

Finish Line Store Growth.    Since the Company’s initial public offering in June 1992, Finish Line has expanded from 104 stores to 667 stores at April 21, 2006. The Company opened 66 new Finish Line stores in fiscal 2006 and intends to open approximately 50 new Finish Line stores in the upcoming fiscal year. Total square footage increased 8.6% in fiscal 2006 over the prior year as a result of the Company’s continued expansion through opening new Finish Line stores.

For the year ending March 3, 2007, the Company plans to increase Finish Line’s square footage open by approximately 5% to 6%. Almost all of this square footage growth will result from the continued emphasis on smaller traditional Finish Line stores, which average approximately 4,750 square feet, but still allow the

Company to utilize its greater product selection and merchandising flexibility. The Company expects that Finish Line’s new stores will be in both new and existing geographic markets.

The Company is also exploring with street-side locations and open life-style centers for its Finish Line stores. Of the 667 Finish Line stores open as of April 21, 2006, four were street-side locations and 17 were open life-style centers. The Company sees both street locations and open life-style centers as additional expansion opportunities for the Finish Line stores and believes that there is long-term potential of 100-200 street-side locations as well as 100-200 stores in open life-style centers.

Man Alive Store Growth.    Since the acquisition of Man Alive on January 29, 2005, the Company has made significant investments in the expansion of Man Alive stores. Man Alive opened 14 new stores in fiscal 2006 and intends to open approximately 35 new Man Alive stores in fiscal 2007. Total square footage increased 51.4% in fiscal 2006 over the prior year.

For the year ending March 3, 2007, the Company plans to increase Man Alive’s square footage open by approximately 80%. This square footage growth will result from the store’s new format that conveys a more luxurious, residential atmosphere in which to shop and averages 3,500 square feet. The Company expects that Man Alive’s new stores will be in both new and existing geographic markets. Although no assurance can be given, the Company believes there is a long-term potential of operating 300-400 Man Alive stores.

Paiva Store Growth.    The Company made significant investments in fiscal 2006 leading up to the launch of Paiva on April 14, 2006. The locations of Paiva stores will be in the best malls and open life-style centers in the United States. The Company plans to open an additional 14 stores in fiscal 2007. Paiva stores will average 4,000 square feet. Although no assurance can be given, the Company believes there is a long-term potential of operating 150-200 Paiva stores.

The Company is optimistic about the launch of Paiva, as the Company believes that the targeted consumers, who are affluent 25-45 year-old active women, are an underserved market.

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

The Company committed significant resources over the past year to make the necessary changes to the Company’s infrastructure to accommodate multiple store formats. The Company has not only made the changes necessary for Man Alive and Paiva, but has established an infrastructure that is now capable of handling other potential acquisitions or new concepts that may arise in the future.

Merchandise

The following table sets forth the net sales along with the percentage of net sales attributable to the categories of footwear and softgoods during the periods indicated. These amounts and percentages fluctuate substantially during the different consumer buying seasons. To take advantage of this seasonality, the Company’s stores have been designed to allow for a shift in emphasis in the merchandise mix between footwear and softgoods items.

	Year Ended
Category	February 25, 2006		February 26, 2005		February 28, 2004
Footwear	$1,017,272	78%	$926,524	79%	$768,995	78%
Softgoods	288,773	22%	240,243	21%	216,896	22%

Total	$1,306,045	100%	$1,166,767	100%	$985,891	100%

All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the corporate headquarters. The store manager and district manager, along with management at the Company’s headquarters, review the merchandise mix to adapt to permanent or temporary changes or trends in the marketplace.

Footwear

Finish Line’s distinctive shoe walls are stocked with the latest in athletic, lifestyle and outdoor footwear that the industry has to offer, including: Nike, adidas, Reebok, K-Swiss, New Balance, Puma, Phat Farm, Timberland, Brooks, Converse, And 1, Asics and many others. To make shopping easier for customers, footwear is categorized into definable sections including: basketball, running, cross-training, fitness, tennis, lifestyle, outdoor, and casual. Most categories are available in men’s, women’s and children’s styles.

Softgoods

Many of the same companies that supply Finish Line with quality footwear, also supply softgoods, including products made by Nike, adidas, Puma, and Reebok. Additional suppliers include Majestic Graphics, Baker Hosiery, New Era, Implus, along with many others. Many vendors offer footwear and softgoods in “collections.” Categories of softgoods consist of jackets, caps, tops, pants, shorts, windwear, running wear, warm-ups, fleece, fitness wear and sport-casual wear. In addition, the Company carries licensed apparel and caps, socks, athletic bags, backpacks, sunglasses, watches and shoe-care products.

Private label continues to become a larger part of the apparel business as the Company develops more relevant products, and sources it more efficiently. Finish Line, Man Alive and Paiva all have their own private label, and all three focus on core basics. For Finish Line, this consists primarily of t-shirts, polo shirts and shorts. Man Alive’s core basics include jeans, jean shorts, t-shirts, and polo shirts. Paiva’s private label will consist primarily of black pants, t-shirts, rib tanks, and bra tops.

The Company also works closely with the branded apparel vendors to continue developing new exclusive product offerings to provide more competitive introductory price points in key product categories.

Direct-to-Consumer

The Company has focused on increasing the direct-to-consumer business over the past several years. The Company continues to redesign and update its e-commerce site to enhance the quality and usefulness of the site. The finishline.com site is the Company’s most visible store with approximately 50,000 visitors per day. The Company continues to look for new ways to increase its e-commerce business including partnerships with other websites. In April 2006, the Company launched the paiva.com site available for direct-to-consumer business. As of April 21, 2006, Man Alive does not conduct direct-to-consumer business; however, the Company does anticipate making this available in the future. A second element of the direct-to-consumer business is Finish Line’s catalog. The Company increased the mailing frequency from 7 catalogs in fiscal 2005 to 8 in fiscal 2006. Also, the Company increased its circulation by approximately 28% in fiscal 2006 which is on top of a nearly 300% increase in its circulation of the catalog in fiscal 2005. The Company has seen significant increases in business as a result of this investment.

The Company also has customer reward programs for Finish Line and Man Alive. Finish Line’s is called “Winners Circle” and Man Alive’s is called “VIP Program”. The Company maintains a database with the Winners Circle and VIP Program information that it uses to e-mail customers for key initiatives as well as mail other pertinent information to members.

Marketing

The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes television, direct mail, consumer print, outdoor, and the Internet in its marketing efforts.

The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense for fiscal 2006 and fiscal 2005 was 1.6% and 1.9% of net sales after deducting co-op reimbursements, respectively. The fiscal 2006 amount, as a percentage of net sales, is more typical of the Company’s past amounts prior to fiscal 2005. The fiscal 2005 amount was higher than normal as the Company made a concerted effort in fiscal 2005 to invest significantly in strategic marketing programs related to the Company’s e-commerce, catalog and stores to drive traffic. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multimillion dollar advertising campaigns of its key suppliers, such as Nike, adidas, and Reebok.

The Company also uses in-store contests, promotions and event sponsorships, as well as a comprehensive public relations effort, to further market the Company.

Purchasing and Distribution

A footwear, softgoods, and urban buying department perform Finish Line’s purchasing. These departments consist of divisional merchandise managers, multiple buyers and associate buyers. These centralized merchandising departments are under the direction of a Senior Vice President-General Merchandise Manager. Man Alive and Paiva each have their own buying departments, which are under the direction of their respective Vice President. All buying departments are supported by a planning and merchandising department, which consists of planners, merchandisers and administrative assistants.

The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 250 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 59% and 58% of total purchases in fiscal 2006 and fiscal 2005, respectively. The Company purchased approximately 80% of total merchandise in fiscal 2006 and 81% in fiscal 2005 from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

The Company utilizes warehouse management computer software for distribution center processing that features RF technology. This software was modified to interface with the new high speed shipping sorter and tilt-tray sortation system that became operational in May 2004. This system has helped improve productivity and accuracy as well as reduce the time it takes to send merchandise to stores. The Company believes this innovative technology will continue to improve its operations as well as allow for real-time tracking of inventory within the distribution center and in transit to the stores.

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

Store Operations

The Company’s Corporate Vice Presidents, Regional Vice Presidents and district managers visit the stores regularly to review the implementation of Company plans and policies, monitor operations, and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at corporate headquarters. Each store has a store manager or co-managers that are responsible for supervision and overall operations, one or more assistant managers and additional full and part-time sales associates.

Regional, district and store managers receive a fixed salary and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All assistant store managers and sales associates are paid on an hourly basis.

Real Estate

As of April 21, 2006, the Company operated 726 stores in 48 states. The Company’s stores are primarily located in enclosed shopping malls. The typical Finish Line store format has a sales floor, which includes a try-on area, and a display area where each style of footwear carried in the store is displayed by category (e.g., basketball, tennis, running), and adjacent stock room where the footwear inventory is maintained. Sales floors in Finish Line stores represent approximately 65% to 75% of the total space. The typical Man Alive store format has merchandise on the floors and walls and is integrated to show the breadth of each brand carried. A footwear wall was added to all existing stores and will be featured in all future stores. The typical Paiva store design will be unique and embody the essence of the Paiva brand, conveying a sense of light and energy with bright lighting and spacious shopping environment. The layout and product assortment will be clean and highly organized, with each area of the store focusing on a particular activity, such as yoga, running or lifestyle fashion.

The Company believes that its ability to obtain attractive, high traffic store locations, such as enclosed malls, is a critical element of its business and a key factor in its future growth and profitability. In determining new store locations, management evaluates market areas, in-mall locations, “anchor” stores, consumer traffic, mall sales per square foot, competition and occupancy, construction and other costs associated with opening a store. The Company believes that the number of desirable store sites likely to be available in the future will permit it to implement its growth strategy in total square footage.

The Company leases all of its stores. Initial lease terms of the stores generally range from five to ten years in duration without renewal options, although some of the stores are subject to leases for five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount.

Based upon expenditures in fiscal 2006, the Company estimates its cash requirement to open a traditional new Finish Line store (averaging approximately 4,750 square feet) to be $700,000. These requirements for a traditional store include approximately $475,000 for fixtures, equipment, leasehold improvements and pre-opening expenses and $350,000 ($225,000 net of payables) in new store inventory. The estimate for opening a new Man Alive store (averaging 3,500 square feet) will approximate $520,000 per store. This estimate includes $420,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $160,000 ($100,000 net of payables) in inventory investment. The estimate for opening a new Paiva store (averaging 4,000 square feet) will approximate $965,000 per store. This estimate includes $800,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $250,000 ($165,000 net of payables) in inventory investment.

Competition

Finish Line.    Finish Line’s business is highly competitive. Many of the products Finish Line sells are sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores, mass merchandisers, and internet e-tailers.

Some of the Finish Line’s primary competitors are large national and/or regional chains that have substantially greater financial and other resources than the Company. Among Finish Line’s competition are stores that are owned by major suppliers to the Company. To a lesser extent, the Finish Line competes with mail order and local sporting goods and athletic specialty stores. In many cases, the Finish Line’s stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases, which the Finish Line enters into, do not restrict the opening of stores by competitors.

Finish Line attempts to differentiate itself from its competition by operating larger, more attractive, well-stocked stores in high retail traffic areas, with competitive prices and knowledgeable and courteous customer service. Finish Line attempts to keep its prices competitive with athletic specialty and sporting goods stores in each trade area, including competitors that are not necessarily located inside the mall. Finish Line believes it accomplishes this by effectively mixing high profile and brand name merchandise with promotional and opportunistic purchases of other brand name merchandise and by controlling expenses, especially administrative and overhead expenses, with small, efficient departments throughout the organization.

Man Alive.    Man Alive’s business is highly competitive. Man Alive competes with national, regional, and local urban retail concepts. Typically, the leases that Man Alive enters into do not restrict the opening of stores by competitors. Man Alive attempts to differentiate itself from its competition by featuring more brands than its competition and also by its early identification of progressive and edgy trends in urban apparel, which enables Man Alive to be quicker to the marketplace than the competition.

Paiva.    Paiva will compete with department stores, national and regional womens’ apparel stores, and internet e-tailers. Some of Paiva’s primary competitors are large national and/or regional chains that have substantially greater financial and other resources than the Company. Among Paiva’s competition are stores that are owned by major suppliers to the Company. Typically, the leases that Paiva enters into do not restrict the opening of stores by competitors. Paiva’s strategy will be to stock the stores with upscale niche brands that are typically not available at enclosed malls. Also, Paiva plans to compete with existing retailers by offering deeper selections from vendors such as Nike and Adidas, and placing footwear, apparel and accessories together to showcase a “collection” in contrast to department stores, which typically have separate areas for athletic apparel and footwear.

Seasonal Business

The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the late summer (late July through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal years ended February 25, 2006 and February 26, 2005, these periods accounted for approximately 32.4% of the Company’s annual sales.

Employees

As of February 25, 2006, the Company employed approximately 13,000 persons, 3,800 of whom were full-time and 9,200 of whom were part-time. Of this total, 765 were employed at the Company’s Indianapolis, Indiana corporate headquarters and distribution center and 56 were employed as regional vice presidents and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union, and employee relations are generally considered good.

Retirement Plan

In fiscal 2006, the Company contributed cash in the amount of $1,212,000 (net of forfeitures) to the Company’s Profit Sharing Plan. While no assurances can be given that it will continue to do so in the future, the Company has in the past purchased on the open market its Class A Common Stock and later contributed it in lieu of cash to the Company’s Profit Sharing Plan. The Company made no such contributions of stock during fiscal 2006.

The Company’s Profit Sharing Plan also includes a 401(k) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of the employee’s wages. The Company contributed matching funds of approximately $1,716,000 in fiscal 2006 and $1,463,000 in fiscal 2005.

Trademarks

The Company has registered in the United States Patent and Trademark Office several trademarks relating to its business. The Company believes its trademark and service mark registrations are valid, and it intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks and service marks.

Available Information

The Finish Line’s Internet address is http://www.finishline.com/, Man Alive’s Internet address is http://www.manalive.com/, and Paiva’s Internet address is http://www.paiva.com/. The Company makes available free of charge through its Finish Line Internet website the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Investor Relations page on Finish Line’s website provides the Company’s Code of Ethics.

Item 1A.    Risk Factors

Our operations may be adversely affected by general economic conditions.

General economic factors that are beyond the Company’s control impact the Company’s forecasts and actual performance. These factors include interest rates; recession; inflation; deflation; consumer credit availability; consumer debt levels; energy costs; tax rates and policy; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude. Changes in the economic climate could adversely affect the Company’s performance.

Our business faces a great deal of competitive pressure.

The retail business is highly competitive. The Company competes for customers, associates, locations, merchandise, services and other important aspects of its business with many other local, regional and national retailers. Those competitors, some of which have a greater market presence than the Company, include traditional store-based retailers, internet and catalog businesses and other forms of retail commerce. Unanticipated changes in the pricing and other practices of those competitors may adversely affect the Company’s performance.

Our business is dependent on consumer demand.

The Company’s business is dependent on the Company’s ability to anticipate fluctuations in consumer demand for a wide variety of merchandise. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions could create inventory imbalances and adversely affect the Company’s financial performance and long term relationships with its customers.

Various risks associated with catalog and internet sales may adversely affect our business.

The Company sells merchandise over the Internet through its websites, www.finishline.com and www.paiva.com. Although the Company’s catalog and Internet operations encompass only a minor portion of the

Company’s total sales, it is anticipated that the percentage will continue to grow and thus the risks associated with these operations could have an impact on the Company’s overall operations. The Company’s catalog and Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. The catalog and Internet operations also involve other risks that could have an impact on the Company’s results of operations including hiring, retention and training of personnel to conduct the Company’s catalog and Internet operations, diversion of sales from the Company’s stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. There can be no assurance that the Company’s catalog and Internet operations will continue to achieve sales and profitability growth or even remain at their current level.

Our operations are dependent on a single distribution facility.

The Company’s distribution functions for all of its Finish Line, Man Alive and Paiva stores and for their respective catalog and Internet sales are handled from a single facility in Indianapolis, Indiana. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair the Company’s ability to distribute merchandise to its stores and/or fulfill catalog and Internet orders, which could cause sales to decline.

The effects of weather conditions may adversely affect our results of operations.

Frequent or unusually heavy snow, ice or rain storms or extended periods of unseasonable temperatures in its markets could adversely affect the Company’s performance.

We may experience fluctuations in our results of operations due to seasonality of our business.

The Company’s business is subject to seasonal influences, with a major portion of sales and income historically realized during the second and fourth quarter of the fiscal year, which includes the back-to-school and holiday seasons, respectively. This seasonality causes the Company’s operating results to vary considerably from quarter to quarter and could materially and adversely affect the market price of its securities.

Our business may be adversely affected by changes in our merchandise sourcing.

All of the Company’s vendors must comply with applicable laws and the Company’s required standards of conduct. The Company’s ability to find qualified vendors and access products in a timely and efficient manner can be a challenge, especially with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, and the ability to access suitable merchandise on acceptable terms are beyond the Company’s control and could adversely impact the Company’s performance.

Changes in labor conditions may negatively affect our business.

The Company’s performance is dependent on attracting and retaining a large and growing number of quality associates. Many of those associates are in entry level or part time positions with historically high rates of turnover. The Company’s ability to meet the Company’s labor needs while controlling the Company’s costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. Changes that adversely impact the Company’s ability to attract and retain quality associates could adversely affect the Company’s performance.

Our inability to implement our new store growth strategy may have an adverse impact on our future results.

The Company’s plan to continue to increase the number of stores will depend in part upon the availability of new store sites on acceptable terms. Increases in real estate, construction and development costs could limit the

Company’s growth opportunities and affect its return on investment. There can be no assurance that such sites will be available to the Company for lease, or that they will be available on terms acceptable to the Company. If the Company is unable to grow its retail business, the Company’s financial performance could be adversely affected.

Our inability to implement our strategic developments of new concepts may have an adverse impact on our future results.

During fiscal 2007, the Company will launch a new concept, Paiva, in which the product offering is focused around upscale, active women who seek a blend of fitness and fashion apparel, footwear, and accessories. The Company has committed significant financial and human resources to develop and launch this concept. During fiscal 2007, the Company plans to open 15 stores.

The Company’s ability to succeed in this new concept requires significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks including customer acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that the Company will be able to develop and grow this or any other new concepts to a point where they will become profitable, or generate positive cash flow. If the Company cannot successfully execute its growth strategies for this new concept, the Company’s financial condition and results of operations may be adversely impacted.

Our inability to successfully integrate acquired businesses may negatively affect our operations.

As part of the Company’s growth strategy, the Company acquired Man Alive on January 29, 2005. The Company has been working on the integration throughout fiscal 2006 including moving all personnel and distribution activities to Finish Line’s corporate office and distribution center. The integration of Man Alive is anticipated to be complete in the first quarter of fiscal 2007. The integration of this and any future acquisitions may not be successful or generate anticipated sales increases. When the Company acquires businesses, it believes those businesses can enhance its business opportunities and its growth prospects. All acquisitions involve risks that could materially adversely affect the Company’s business and operating results. These risks include:

•	Distracting management from the Company’s business operations;

•	Losing key personnel and other employees;

•	Costs, delays and inefficiencies associated with integrating acquired operations and personnel;

•	The impairment of acquired assets and goodwill, and

•	Acquiring the contingent and other liabilities of the businesses acquired.

In addition, acquired businesses may not provide the Company with increased business opportunities, or result in the growth that the Company anticipates. Furthermore, integrating acquired operations is a complex, time-consuming, and expensive process. Combining acquired operations may result in lower overall operating margins, greater stock price volatility, and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties, and other factors associated with such acquisitions may also result in the loss of employees. Failure to acquire and successfully integrate complementary practices, or failure to achieve the business synergies or other anticipated benefits, could materially adversely affect the Company’s business and results of operations.

Our business may be adversely affected by regulatory and litigation developments.

Various aspects of the Company’s operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Additionally, the Company is regularly involved in various litigation matters that arise in the ordinary course of its business. Litigation or regulatory developments could adversely affect the Company’s business operations and financial performance.

A major failure of our information systems could harm our business.

The efficient operation of our business is dependent on our information systems. In particular, the Company relies on its information systems to effectively manage sales, distribution, merchandise planning and allocation functions. The Company possesses offsite recovery capabilities for its information systems. The failure of the Company’s information systems to perform as designed could disrupt its business and harm sales and profitability.

Other factors may negatively affect our business.

The foregoing list of risk factors is not exclusive. Other factors and unanticipated events could adversely affect the Company. The Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

Item 1B.    Unresolved Staff Comments

Not Applicable.

Item 2—Properties

In November 1991, the Company moved into its existing corporate headquarters and distribution center located on 16 acres in Indianapolis, Indiana. The facility, which is owned by the Company, was designed and constructed to the Company’s specifications and includes automated conveyor and storage rack systems, a high speed shipping sorter and a tilt-tray sortation system designed to reduce labor costs, increase efficiency in processing merchandise and enhance space productivity. In 1992, the Company purchased an additional 17 adjacent acres, which brought the total size of the headquarters property to 33 acres. In April 2003, the Company began construction on a 375,000 square foot addition to the office and distribution center in Indianapolis, Indiana. In May 2004, the distribution center portion of the construction was completed and put into service. The new office space was completed in May 2005. The prior office space is currently being renovated and is expected to be completed by the end of fiscal 2007. The expansion brings the facility to 142,000 square feet of office space and 535,000 square feet of warehouse space. In March 2005, the Company purchased an additional 21 adjacent acres, which includes a 112,000 square foot building, thus bringing the total size of the headquarters property to 54 acres.

Store Locations

At April 21, 2006, the Company operated 726 stores in 48 states. The Company’s stores are primarily located in enclosed shopping malls. The following table sets forth information concerning the Company’s stores.

State	Finish Line	Man Alive	Paiva	State	Finish Line	Man Alive	Paiva
Alabama	11			Nebraska	5
Arkansas	5			Nevada	4
Arizona	11			New Hampshire	4
California	40			New Jersey	17
Colorado	11			New Mexico	3
Connecticut	10			New York	34
Delaware	2			North Carolina	22	1
Florida	39			North Dakota	1
Georgia	19	11		Ohio	42	7
Idaho	2			Oklahoma	8	1
Illinois	35	9		Oregon	3
Indiana	24	7		Pennsylvania	42
Iowa	13			Rhode Island	1
Kansas	9			South Carolina	10	2
Kentucky	8	1		South Dakota	1
Louisiana	9	2		Tennessee	21
Maine	2			Texas	54	3	1
Maryland	20	1		Utah	3
Massachusetts	15			Virginia	26	3
Michigan	27	9		Vermont	1
Mississippi	6			Washington	7
Missouri	14	1		West Virginia	7
Minnesota	6			Wisconsin	11
Montana	1			Wyoming	1

				Totals	667	58	1

The Company leases all of its stores. Initial lease terms for the Company’s stores generally range from five to ten years in duration without renewal options, although some of the stores are subject to leases for five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount.

Item 3—Legal Proceedings

The Company and its subsidiaries are subject from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. The Company will record a liability related to its legal proceedings and claims when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. Management believes there are no pending legal proceedings in which the Company is currently involved which will have a material adverse effect on the Company’s financial position.

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Directors and Executive Officers of the Registrant

Name	Age	Position	Officer or Director Since
Alan H. Cohen	59	Chairman of the Board of Directors and Chief Executive Officer	1976
Glenn S. Lyon	55	President and Chief Merchandising Officer	2001
David I. Klapper(3)	57	Senior Executive Vice President, Director	1976
Larry J. Sablosky	57	Senior Executive Vice President, Director	1982
Steven J. Schneider	50	Senior Executive Vice President—Chief Operating Officer	1989
Gary D. Cohen	53	Executive Vice President—General Counsel and Secretary	1997
Donald E. Courtney	51	Executive Vice President—CIO and Distribution	1989
George S. Sanders	48	Executive Vice President—Real Estate and Store Development	1994
Michael L. Marchetti	55	Executive Vice President—Store Operations	1995
Kevin S. Wampler	43	Executive Vice President—Chief Financial Officer and Assistant Secretary	1997
Robert A. Edwards	43	Senior Vice President—Distribution	1997
Kevin G. Flynn	42	Senior Vice President—Marketing	1997
James B. Davis	43	Senior Vice President—Real Estate	1997
Roger C. Underwood	36	Senior Vice President—Information Systems	2000
Timothy R. Geis	46	Senior Vice President—General Merchandise Manager	2001
Michael J. Smith	48	Senior Vice President—Loss Prevention	2000
Jeffrey H. Smulyan(2)(4)	58	Director	1992
Stephen Goldsmith(1)(5)	59	Director	1999
Bill Kirkendall(1)(2)(6)	52	Director	2001
William Carmichael(1)(3)(7)	62	Director	2003
Catherine Langham(1)(8)	48	Director	2006

(1)	Member of the Audit Committee
(2)	Member of the Compensation and Stock Option Committee
(3)	Member of the Finance Committee
(4)	Mr. Smulyan is Chairman of the Board and President of Emmis Communications Corporation
(5)	Mr. Goldsmith is currently Senior Vice President for Strategic Initiatives and e-Government with ACS, Faculty Director for the Innovations in American Government Program at Harvard’s Kennedy School of Government, and Chairman of the Corporation for National Service
(6)	Mr. Kirkendall is a Partner in D.A. Weibring Golf Resources Group
(7)	Mr. Carmichael is a consultant for the Succession Fund, which he co-founded in 1998
(8)	Ms. Langham is the co-founder of the global logistics firm Langham

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Class A Common Stock has traded on the Nasdaq National Market under the symbol FINL since the Company’s Class A Common Stock began publicly trading. There is no established public trading market for the Company’s Class B Common Stock.

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company’s Class A Common Stock as reported by the Nasdaq Stock Market. All prices have been adjusted to reflect the two-for-one stock split, which was effective as of the close of business on November 17, 2004.

	Fiscal 2006		Fiscal 2005
Quarter Ended	High	Low	High	Low
May	$23.39	$15.95	$19.69	$14.56
August	20.70	15.86	16.88	12.52
November	17.10	13.29	19.22	14.00
February	19.29	16.35	21.19	16.85

As of April 21, 2006, there were approximately 255 holders of Class A Common Stock and three holders of Class B Common Stock. The Company believes that the number of beneficial holders of its Class A Common Stock was in excess of 500 as of that date.

The Company declared its first quarterly cash dividend in the second quarter of fiscal 2005 for $.025 per share of outstanding Class A and Class B Common Stock and has declared quarterly cash dividends in each quarter since the second quarter of fiscal 2005 for $.025 per share of outstanding Class A and Class B Common Stock. This represented an annual amount for fiscal 2006 and fiscal 2005 of $.10 and $.075 per share, respectively. While the Company anticipates similar quarterly cash dividends in the future, this will be dependent on the Company’s financial position and operating results.

The Company’s Board of Directors authorized a repurchase program of a maximum of 5.0 million shares of Common Stock on July 22, 2004 through December 31, 2007. During the quarter ended February 25, 2006, there were no shares of Class A Common Stock repurchased by the Company.

Item 6—Selected Financial Data

	Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004	March 1, 2003	March 2, 2002
	(in thousands, except per share and store operating data)
Income Statement Data:
Net sales	$1,306,045	$1,166,767	$985,891	$757,159	$701,426
Cost of sales (including occupancy costs)	894,724	798,033	681,561	537,128	503,073

Gross profit	411,321	368,734	304,330	220,031	198,353
Selling, general and administrative expenses	313,893	271,901	229,842	187,983	172,521
Insurance settlement	—	(114)	(1,228)	(7,382)	—
Asset impairment charges	2,523	—	—	2,276	—
Repositioning charges (reversals)	—	—	—	(1,126)	(2,003)

Operating income	94,905	96,947	75,716	38,280	27,835
Interest income—net	2,008	1,076	651	814	1,610

Income before income taxes	96,913	98,023	76,367	39,094	29,445
Income taxes	36,380	36,760	29,020	14,459	10,613

Net income	$60,533	$61,263	$47,347	$24,635	$18,832

Earnings Per Share Data(4):
Basic earnings per share	$1.25	$1.27	$1.01	$.52	$.39

Diluted earnings per share	$1.23	$1.24	$.98	$.51	$.38

Dividends declared per share	$0.100	$0.075	$—	$—	$—

Share Data(1)(4):
Basic weighted-average shares	48,508	48,283	46,940	47,683	48,624

Diluted weighted-average shares	49,381	49,377	48,272	48,443	49,366

Selected Store Operating Data:
Number of stores
Opened during period	80	71	58	37	27
Closed during period	7	4	4	9	14
Acquired during period	—	37	—	—	—
Open at end of period(5)	708	635	531	477	449
Total square feet(2)(5)	3,864,739	3,519,114	3,080,995	2,838,807	2,694,380
Average square feet per store(2)(5)	5,459	5,543	5,802	5,951	6,001
Net sales per square foot for comparable stores(3)	$345	$351	$325	$273	$262
Increase in comparable store net sales(3)	0.7%	8.6%	19.7%	3.5%	4.5%
Balance Sheet Data:
Working capital	$239,112	$234,784	$204,204	$165,555	$153,846
Total assets	627,816	575,019	460,742	381,173	359,474
Total debt	—	—	—	—	—
Shareholders’ equity	428,542	385,971	320,653	256,751	241,606

(1)	Consists of weighted-average common and common equivalent shares outstanding for the period.
(2)	Computed as of the end of each fiscal period.
(3)	Calculated in 2003 and prior using those stores that were open for the full current fiscal period and were also open for the full prior fiscal period. Calculation since 2004 includes all stores that are open at the period end and that have been open more than one year. Accordingly, stores opened and closed during the period are not included. The change in the calculation of comparable store net sales was adopted on August 31, 2003 and had no material effect on the 2004 results. Beginning in 2005, calculation includes internet sales. Man Alive stores are not included in this calculation for any period presented.
(4)	Adjusted retroactively for two-for-one stock split effective as of close of business on November 17, 2004.
(5)	Man Alive stores are included in 2005 and 2006 amounts.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Finish Line, Inc. together with its subsidiaries (collectively the “Company”), is one of the largest mall-based specialty retailers, and operates under the Finish Line, Man Alive, and Paiva brand names.

Net sales increased 11.9% in fiscal 2006, which was on top of an 18.3% increase in fiscal 2005. The majority of this growth was related to new stores as our comparable store sales were up 0.7% in fiscal 2006. The comparable store sales growth was hindered by a shift in the marketplace to low profile, sport fusion footwear, as well as fewer strong/new technology introductions in fiscal 2006. Our merchandising team has been, and will continue to work closely with merchandise vendors to adapt to the consumer changes in an effort to predict the shifts before they occur so that we are merchandised appropriately within the stores. The Company has also worked over the past year on its store segmentation and getting the right merchandise mix in the stores based on their segment classification. The Company believes the segmentation strategy will be important to Finish Line’s continued growth.

Net income for fiscal 2006 was $60.5 million, which was down 1.2% from $61.3 million in fiscal 2005. Several non-comparable items that affected net income for fiscal 2006 included a $2.5 million (pre-tax) asset impairment charge recorded in the fourth quarter for 12 underperforming stores, legal reserves recorded during the year of $2.0 million (pre-tax) related to various lawsuits, $2.1 million (pre-tax) of rent expense (non-cash) required by certain fixed rental lease agreements that were not recognized over the proper lease term prior to fiscal 2006, as well as startup expenses for Paiva and integration costs related to the integration of Man Alive. Fiscal 2005 included a non-comparable item of approximately $0.9 million of costs incurred related to the attempted acquisition of FootAction stores.

Fiscal 2006 was a year of investment for the long-term growth and profitability of the Company. With nearly 700 mall-based Finish Line stores in the United States, growing the Finish Line stores at the same rapid pace as the Company has over the past three years will become more challenging due to the limited number of existing or new malls. Therefore, along with continuing to grow Finish Line, the Company has, and will continue, to invest capital and resources in establishing and growing new avenues for the Company. During fiscal 2006, significant energy and resources were devoted to the successful integration of Man Alive into the Company’s office and distribution center and onto the Company’s systems. This integration has been successful and should be completed by the end of the first quarter of fiscal 2007. The Company has also invested significant capital and resources on the launch of Paiva, the Company’s new concept for active women. The first store successfully opened on April 14, 2006 and the Company anticipates it will open an additional 14 stores during fiscal 2007.

Although these investments increased expenses without an offsetting increase in sales in fiscal 2006, the Company is establishing the investment necessary to continue to grow the Company and shareholder value in the future. The Company is optimistic about the long-term growth potential of Paiva and Man Alive along with the continued growth of Finish Line.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management believes the following critical accounting policies affect the more significant judgments and estimates used in preparation of its consolidated financial statements.

Costs of Sales.    Costs of sales include the cost associated with acquiring merchandise from vendors, occupancy costs, provision for inventory shortages, and credits and allowances from our merchandise vendors following Emerging Issues Task Force (“EITF”) 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) guidance.

Because the Company does not include the costs associated with operating the distribution facility and freight within cost of sales, the Company’s gross profit may not be comparable to those of other retailers that may include all costs related to their distribution facilities in costs of sales and in the calculation of gross profit.

Selling, General, and Administrative Expenses.    Selling, general and administrative expenses include store payroll and related payroll benefits, store operating expenses, advertising, cooperative advertising allowances following EITF 02-16 guidance, costs associated with operating our distribution facility and freight, including moving merchandise from our distribution center to stores, and other corporate related expenses.

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

Vendor Allowances.    The Company records vendor allowances and discounts in the consolidated statements of income when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to profitability of inventory recently sold and, accordingly, are reflected as reductions to cost of merchandise sold as negotiated. Vendors’ participation in the reduction of the selling price of merchandise fluctuates based on the amount of promotional and clearance markdowns necessary to liquidate the inventory. Vendor allowances received for advertising or fixture programs reduce the Company’s expense or expenditure for the related advertising or fixture program.

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

Operating Leases.    The Company leases retail stores under operating leases. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

exercise such options would result in an economic penalty. The Company uses a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the leased space for buildout.

Income Taxes.    Deferred tax assets are recognized for taxable temporary differences, tax credits and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2006 would not have a material effect in the carrying value of the net deferred tax liability.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“FAS 123R”), “Share-Based Payment,” a revision of FASB issued Statement No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation.” FAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of FAS 123R for the Company are effective, and will be adopted, beginning February 26, 2006, the beginning of the next fiscal year. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. FAS 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also requires entities to restate prior periods to record compensation cost calculated under FAS 123 for the pro forma disclosure. The Company will adopt using the modified prospective alternative.

The adoption of FAS 123R is expected to have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of FAS 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. See “Note 1” to the accompanying consolidated financial statements for the pro forma net income and earnings per share amounts for the fiscal years ended 2006, 2005, 2004 presented as if the Company had used a fair-value based method similar to a method allowed under FAS 123R to measure compensation expense for employee stock-based compensation awards. FAS 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows. Excess tax deductions for future periods cannot be accurately estimated at this time, as they depend on the timing of stock option exercises and the Company’s share price on the exercise date. Excess tax deductions for the fiscal years ended 2006, 2005, and 2004 have been separately classified as “tax benefit from exercise of stock options” in the Consolidated Statements of Cash Flows.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In October 2005, the FASB issued FASB Staff Position FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123 (R)-2”). FAS 123R requires companies to estimate the fair value of share based payment awards when the award has been granted. One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award. Under FSP 123 (R)-2, a mutual understanding is assumed to exist on the date the award is approved by the board of directors and the key terms and conditions of the award are expected to be communicated to the individual within a relatively short time period from the date of approval. FSP 123 (R)-2 is applicable upon initial adoption of FAS 123R. As required, the Company will apply the guidance in FSP 123 (R)-2 beginning February 26, 2006 concurrently with the adoption of FAS 123R.

In May 2005, the FASB issued Statement No. 154 (“FAS 154”), “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of a change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination. This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance is required to be applied to leasehold improvements acquired in reporting periods beginning after June 29, 2005. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP No. 13-1”), to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during a construction period. FSP No. 13-1 stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to the guidance in FASB Statement No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The guidance in FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The Company already accounts for such rental costs in accordance with FSP No. 13-1; therefore, the adoption of FSP No. 13-1 will not have an impact on the Company’s consolidated financial statements.

Results of Operations

	Year Ended
Category	February 25, 2006		February 26, 2005		February 28, 2004
Footwear	$1,017,272	78%	$926,524	79%	$768,995	78%
Softgoods	288,773	22%	240,243	21%	216,896	22%

Total	$1,306,045	100%	$1,166,767	100%	$985,891	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	68.5	68.4	69.1

Gross profit	31.5	31.6	30.9
Selling, general and administrative expenses	24.0	23.3	23.3
Insurance settlement	—	—	(0.1)
Asset impairment charge	0.2	—	—

Operating income	7.3	8.3	7.7
Interest income—net	0.1	0.1	0.1

Income before income taxes	7.4	8.4	7.8
Income taxes	2.8	3.1	3.0

Net income	4.6%	5.3%	4.8%

General.    The following discussion and analysis should be read in conjunction with the information set forth under “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The table above sets forth operating data of the Company as a percentage of net sales for the periods indicated.

Fiscal 2006 Compared to Fiscal 2005.    Net sales for fiscal 2006 were $1.3 billion, an increase of $139.3 million or 11.9% over fiscal 2005. Of this increase, $68.9 million was attributable to an increase from the 71 existing stores open only part of fiscal 2005 and the 37 Man Alive stores acquired in fiscal 2005, and $65.0 million was attributable to a 11.5% increase in the total number of stores (66 Finish Line stores opened less 7 Finish Line stores closed plus 14 Man Alive stores opened) during the period from 635 stores at the end of fiscal 2005 to 708 stores at the end of fiscal 2006. The balance of the increase in net sales was attributable to a comparable store net sales increase of 0.7% in fiscal 2006. Comparable net footwear sales increased 1.5% for fiscal 2006 while comparable net softgoods sales decreased by 2.2%. The 2.2% decrease in comparable net softgood sales was primarily due to a decline in the average retail selling price of softgoods. This is primarily related to the shift in fashion from licensed jerseys to more branded and private label sold during fiscal 2006 vs. fiscal 2005.

Gross profit, which includes product margin, net of shrink, less store occupancy costs, for fiscal 2006 was $411.3 million compared to gross profit of $368.7 million in fiscal 2005. This represents an increase of approximately $42.6 million or 11.5% over fiscal 2005, and a decrease of 0.1% as a percent of net sales. The 0.1% decrease was a result of a 0.7% increase in occupancy costs as a percentage of net sales, offset partially by a 0.5% increase in product margin, and a 0.1% decrease in shrink. The increase in occupancy costs as a percentage of net sales was primarily a result of the 151 new stores opened since February 28, 2004 having higher average occupancy costs on a per square foot basis than the remaining store base. Additionally, new store sales typically take 3-5 years to reach their sales peak. Therefore, the sales performance per square foot for these new stores is less than the remaining store base. The increase in occupancy costs also resulted from a $2.1 million increase in step rent expense as the Company concluded during fiscal 2006 that rent payments required by certain fixed rental lease agreements were not being recognized over the proper lease term. The 0.5% increase in product margin is due to the sell through of higher priced premium footwear during fiscal 2006 as well as the benefit of Man Alive, which typically has higher product margins than Finish Line.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative expenses (including insurance settlement and impairment charge) were $316.4 million, an increase of $44.6 million or 16.4% over fiscal 2005, and increased to 24.2% from 23.3% as a percentage of net sales. The dollar increase was primarily attributable to the operating costs related to the additional stores opened during 2006. The 0.9% increase as a percentage of sales was primarily related to the following factors: (1) an increase in freight of 0.2%, as a percentage of net sales, due to higher fuel surcharges; (2) an increase in depreciation expense of 0.2%, as a percentage of net sales, due to higher costs in new stores and the corporate office and distribution center additions; (3) payroll tax audits resulting in expense of 0.1%, as a percentage of net sales; (4) an additional 0.2%, as a percentage of net sales, due to legal reserves established during the year on various lawsuits; and (5) an additional 0.2%, as a percentage of net sales, due to the impairment charge taken in fiscal 2006.

Net interest income for fiscal 2006 was $2.0 million compared to net interest income of $1.1 million for fiscal 2005. The increase was primarily the result of higher interest rates in fiscal 2006 compared to fiscal 2005 interest rates.

Income tax expense was $36.4 million for fiscal 2006 compared to $36.8 million for fiscal 2005. The decrease in the Company’s provision for federal and state taxes in 2006 is due to the decreased level of income before taxes. The Company’s effective tax rate was 37.5% for fiscal 2006 and fiscal 2005.

Net income decreased 1.2% to $60.5 million for fiscal 2006 compared to $61.3 million for fiscal 2005. Diluted net income per share decreased 0.8% to $1.23 for fiscal 2006 compared to $1.24 for fiscal 2005. Diluted weighted average shares outstanding were 49,381,000 and 49,377,000, for fiscal 2006 and 2005, respectively.

Fiscal 2005 Compared to Fiscal 2004.    Net sales for fiscal 2005 were $1.2 billion, an increase of $180.9 million or 18.3% over fiscal 2004. Of this increase, $36.9 million was attributable to an increase from the 58 existing stores open only part of fiscal 2004, and $61.6 million was attributable to a 19.6% increase in the total number of stores (71 Finish Line stores opened less 4 Finish Line stores closed plus 37 Man Alive stores acquired) during the period from 531 stores at the end of fiscal 2004 to 635 stores at the end of fiscal 2005. The balance of the increase in net sales was attributable to a comparable store net sales increase of 8.6% in fiscal 2005. Comparable net footwear sales increased 11.3% for fiscal 2005 while comparable net softgood sales decreased by 0.7%. A portion of the 11.3% increase in footwear was attributable to a 4.8% increase in the average selling price of footwear for the year.

Gross profit, which includes product margin, net of shrink, less store occupancy costs, for fiscal 2005 was $368.7 million compared to gross profit of $304.3 million in fiscal 2004. This was an increase of approximately $64.4 million or 21.2% over fiscal 2004, and an increase of approximately 0.7% as a percent of net sales. This 0.7% increase is due to a 0.2% decrease in occupancy costs as a percentage of net sales (primarily caused by leveraging from the increase in net sales during the year), a 0.4% increase in product margin, and a 0.1% decrease in shrink. The 0.4% increase in product margin is due to the sell through of higher priced premium footwear during fiscal 2005. The average selling price of footwear increased by 4.8% from $55.10 in fiscal 2004 to $57.73 in fiscal 2005.

Selling, general and administrative expenses were $271.9 million, an increase of $42.1 million or 18.3% over fiscal 2004, and remained at 23.3% as a percentage of net sales. The dollar increase was primarily attributable to the operating costs related to the additional stores opened during 2005.

On September 20, 2002 the Company’s corporate headquarters and distribution center located in Indianapolis, Indiana were damaged by a tornado. The Company maintains comprehensive property insurance

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

including coverage for inventory at retail selling value. In fiscal 2004, the Company recorded a gain of $1.2 million related to settlement of the building portion of the claim. In fiscal 2005, the Company recorded a gain of $0.1 million related to the final settlement of all remaining open claims.

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

Liquidity and Capital Resources.    The Company finances the opening of new stores and the resulting increase in inventory requirements principally from operating cash flow and cash on hand. Net cash provided by operations was $74.0 million, $87.1 million and $67.2 million, respectively, for fiscal 2006, 2005 and 2004. At February 25, 2006, the Company had cash and cash equivalents and marketable securities of $96.6 million. This represented a $16.6 million decrease in cash and cash equivalents and marketable securities from February 26, 2005. The decrease of $16.6 million is primarily attributed to the Company’s purchase of $19.9 million of its Class A Common Stock during fiscal 2006. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity.

Merchandise inventories were $268.6 million at February 25, 2006 compared to $241.2 million at February 26, 2005. On a per square foot basis, Finish Line merchandise inventories (excluding Man Alive) at February 25, 2006 increased 1.1% compared to February 26, 2005. The company believes current inventory levels are appropriate, based on sales trends and the industry environment.

On February 25, 2005, the Company entered into a new unsecured committed Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks in the amount of $75.0 million, which expires on February 25, 2010. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving loans by up to an additional $75.0 million.

The interest rates per annum applicable to amounts outstanding under the Credit Agreement are, at the Company’s option, either (a) the Alternate Base Rate as defined in the Credit Agreement (the “Alternate Base Rate”), or (b) the Eurodollar Base Rate as defined in the Credit Agreement (the “Eurodollar Base Rate”) plus a margin. The margin over the Eurodollar Base Rate under the Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum margin over the Eurodollar Base Rate under the Credit Agreement will be 1.125% per annum and the applicable margin as of February 25, 2006 was 0.400%. Interest payments under the Credit Agreement are due on the interest payment dates specified in the Credit Agreement. At February 25, 2006, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions and redemptions of common stock. In addition, the Company must maintain a minimum leverage ratio (as defined in the Credit Agreement) and minimum consolidated tangible net worth (as defined in the Credit Agreement). The Company was in compliance with all such covenants at February 25, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital expenditures were $70.1 million, $58.2 million and $55.6 million for fiscal 2006, 2005, and 2004, respectively. Expenditures in 2006 were primarily for the construction of 66 Finish Line stores and 14 Man Alive stores that were opened during fiscal 2006, the remodeling of 25 existing Finish Line stores, the construction on an addition to the Company’s corporate offices and distribution center, and various corporate projects.

The Company anticipates that total capital expenditures for the upcoming fiscal year will be approximately $65.0-$70.0 million. Of this amount, $60.0-$65.0 million is primarily for the construction of approximately 100 new stores between all three of the Company’s concepts and the remodeling of 25-30 existing stores. In addition, the Company will complete the renovation on the previously existing corporate office space along with various other corporate projects.

The Company estimates its cash requirement to open a traditional new Finish Line store (averaging approximately 4,750 square feet) to be $700,000. These requirements for a traditional store include approximately $475,000 for fixtures, equipment, leasehold improvements and pre-opening expenses and $350,000 ($225,000 net of payables) in new store inventory. The estimate for opening a new Man Alive store (averaging 3,500 square feet) will approximate $520,000 per store. This estimate includes $420,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $160,000 ($100,000 net of payables) in inventory investment. The estimate for opening a new Paiva store (averaging 4,000 square feet) will approximate $965,000 per store. This estimate includes $800,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $250,000 ($165,000 net of payables) in inventory investment.

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 31, 2007, up to 5,000,000 shares of the Company’s Class A Common Stock outstanding. As of February 25, 2006, the Company has purchased 1,324,600 shares of its Class A Common Stock at an average price of $15.00 per share for an aggregate amount of $19,865,000. As of February 25, 2006, the Company has 3,675,400 shares still available to repurchase under the program. As of February 25, 2006, the Company holds as treasury shares 4,784,019 shares of its Class A Common Stock at an average price of $7.17 per share for an aggregate purchase amount of $34,287,000. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restrictive stock or for other corporate purposes.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $.025 per share of Class A and Class B Common Stock. The Company declared dividends of $4,848,000 and $3,631,000 during 2006 and 2005, respectively. As of February 25, 2006 and February 26, 2005, $1,200,000 and $1,216,000, respectively, of dividends payable were accrued in “Other liabilities and accrued expenses.”

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

Management believes that cash on hand, operating cash flow and borrowings under the Company’s existing Credit Agreement will be sufficient to complete the Company’s store expansion program and to satisfy the Company’s other capital requirements through the upcoming fiscal year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes the Company’s long-term contractual obligations and other commercial commitments as of February 25, 2006:

	Total	Payments Due by Period
		Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating lease obligations	$536,959	$86,121	$160,868	$120,932	$169,038

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled. Total purchase orders outstanding at February 25, 2006 are $416.8 million.

	Total Amounts Committed	Commitment Expiration by Period
		Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Other Commercial Commitments
Line of credit (none outstanding)	$71,616	$—	$—	$71,616	$—
Purchase letters of credit	1,984	1,984	—	—	—
Stand-by letters of credit	1,400	1,400	—	—	—

Total Commercial Commitments	$75,000	$3,384	$—	$71,616	$—

Item 7A—Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to changes in interest rates primarily from its investments in available-for-sale marketable securities. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates would not materially affect the net fair value of marketable securities at February 25, 2006.

Item 8—Financial Statements and Supplementary Data

Management Report on Internal Control Over Financial Reporting

The management of The Finish Line, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 25, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of February 25, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting (included in Item 8), that The Finish Line, Inc. maintained effective internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Finish Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Finish Line, Inc. maintained effective internal control over financial reporting as of February 25, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Finish Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 25, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Finish Line, Inc. as of February 25, 2006 and February 26, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 25, 2006 of The Finish Line, Inc., and our report dated May 4, 2006 expressed an unqualified opinion thereon.

Indianapolis, Indiana

May 4, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of February 25, 2006 and February 26, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 25, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at February 25, 2006 and February 26, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 25, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Finish Line, Inc.’s. internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 4, 2006, expressed an unqualified opinion thereon.

Indianapolis, Indiana

May 4, 2006

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 25, 2006	February 26, 2005
Assets
Current Assets
Cash and cash equivalents	$47,488	$55,991
Marketable securities	49,075	57,175
Accounts receivable, net	11,999	14,230
Merchandise inventories, net	268,590	241,242
Other	4,375	3,162

Total current assets	381,527	371,800

Property and Equipment
Land	1,557	315
Building	33,757	23,309
Leasehold improvements	243,312	217,371
Furniture, fixtures, and equipment	93,221	77,945
Construction in progress	10,753	10,616

	382,600	329,556
Less accumulated depreciation	161,418	141,258

	221,182	188,298

Deferred income taxes	11,118	3,578

Goodwill and intangible assets	13,989	11,343

Total assets	$627,816	$575,019

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts payable	$84,006	$92,378
Employee compensation	12,026	12,883
Accrued property and sales tax	8,254	6,914
Deferred income taxes	12,429	7,645
Other liabilities and accrued expenses	25,700	17,196

Total current liabilities	142,415	137,016

Commitments and contingencies

Deferred credits from landlords	56,859	50,532

Other long-term liabilities	—	1,500

Shareholders’ Equity
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—47,649
Shares outstanding (2006—42,865; 2005—43,578)	476	476
Class B:
Shares authorized—10,000
Shares issued and outstanding—5,141	52	52
Additional paid-in capital	142,645	138,130
Retained earnings	319,656	263,971
Treasury stock (2006—4,784, 2005—4,071)	(34,287)	(16,658)

Total shareholders’ equity	428,542	385,971

Total liabilities and shareholders’ equity	$627,816	$575,019

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
Net sales	$1,306,045	$1,166,767	$985,891
Cost of sales (including occupancy costs)	894,724	798,033	681,561

Gross profit	411,321	368,734	304,330
Selling, general and administrative expenses	313,893	271,901	229,842
Insurance settlement	—	(114)	(1,228)
Asset impairment charge	2,523	—	—

Operating income	94,905	96,947	75,716
Interest income, net	2,008	1,076	651

Income before income taxes	96,913	98,023	76,367
Income taxes	36,380	36,760	29,020

Net income	$60,533	$61,263	$47,347

Basic earnings per share	$1.25	$1.27	$1.01

Diluted earnings per share	$1.23	$1.24	$.98

Dividends declared per share	$0.100	$0.075	$—

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
Operating activities
Net income	$60,533	$61,263	$47,347
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge	2,523	—	—
Depreciation and amortization	34,633	27,169	23,732
Deferred income taxes	(5,024)	5,123	2,413
Loss on disposal of property and equipment	262	508	200
Tax benefit from exercise of stock options	2,646	3,341	6,258
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	2,231	(7,661)	(407)
Merchandise inventories	(27,348)	(44,374)	(33,819)
Other current assets	(1,213)	(304)	5,867
Accounts payable	(8,372)	34,534	1,562
Employee compensation	(857)	1,019	3,373
Other liabilities and accrued expenses	7,686	2,752	6,699
Deferred credits from landlords	6,327	3,777	4,011

Net cash provided by operating activities	74,027	87,147	67,236

Investing activities
Purchases of property and equipment	(70,126)	(58,172)	(55,619)
Proceeds from disposals of property and equipment	137	513	33
Purchases of available-for-sale marketable securities	(283,100)	(170,124)	(41,975)
Proceeds from sale of available-for-sale marketable securities	291,200	131,724	43,704
Acquisitions, net of cash acquired	—	(10,247)	—
Lease acquisition costs	(17)	(2,358)	—

Net cash used in investing activities	(61,906)	(108,664)	(53,857)

Financing activities
Principal payments on assumed debt	—	(1,499)	—
Dividends paid to shareholders	(4,864)	(2,415)	—
Proceeds from issuance of common stock	4,105	4,345	10,299
Purchase of treasury stock	(19,865)	—	—

Net cash (used in) provided by financing activities	(20,624)	431	10,299

Net (decrease) increase in cash and cash equivalents	(8,503)	(21,086)	23,678
Cash and cash equivalents at beginning of year	55,991	77,077	53,399

Cash and cash equivalents at end of year	$47,488	$55,991	$77,077

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Totals
	Class A	Class B	Treasury	Class A	Class B
Balance at March 1, 2003	18,695	4,348	3,353	$220	$44	$124,347	$158,992	$2	$(26,854)	$256,751
Comprehensive income:
Net income for 2004							47,347			47,347
Other comprehensive income-Net unrealized loss on available-for-sale securities, net of tax benefit of $1								(2)		(2)

Total comprehensive income										47,345

Non-qualified Class A Common Stock options exercised	979		(979)			7,816			8,302	16,118
Share based compensation						439				439
Conversion of Class B Common Stock to Class A Common Stock	1,483	(1,483)		15	(15)					—

Balance at February 28, 2004	21,157	2,865	2,374	235	29	132,602	206,339	—	(18,552)	320,653
Comprehensive income—net income for 2005							61,263			61,263
Cash dividends declared ($.075 per share)							(3,631)			(3,631)
Two-for-one stock split	21,157	2,865	2,372	235	29	(264)				—
Non-qualified Class A Common Stock options exercised	664		(664)			5,240			1,860	7,100
Share based compensation						408				408
Shares issued under employee stock purchase plan	11		(11)			144			34	178
Conversion of Class B Common Stock to Class A Common Stock	589	(589)		6	(6)					—

Balance at February 26, 2005	43,578	5,141	4,071	476	52	138,130	263,971	—	(16,658)	385,971
Comprehensive income—net income for 2006							60,533			60,533
Cash dividends declared ($.10 per share)							(4,848)			(4,848)
Non-qualified Class A Common Stock options exercised	480		(480)			3,824			1,717	5,541
Share based compensation	101		(101)			329			406	735
Shares issued under employee stock purchase plan	31		(31)			362			113	475
Treasury Stock purchased	(1,325)		1,325						(19,865)	(19,865)

Balance at February 25, 2006	42,865	5,141	4,784	$476	$52	$142,645	$319,656	$—	$(34,287)	$428,542

See accompanying notes

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Basis of Presentation.    The consolidated financial statements include the accounts of The Finish Line, Inc. (“Finish Line”) and its wholly-owned subsidiaries The Finish Line Man Alive, Inc. (“Man Alive”), The Finish Line USA, Inc., The Finish Line Distribution, Inc., Spike’s Holding, LLC (a wholly-owned subsidiary of The Finish Line USA, Inc.), Finish Line Transportation Co., Inc. and Paiva, Inc. (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated. Throughout these notes to the consolidated financial statements, the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004 are referred to as 2006, 2005 and 2004, respectively.

The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in 2006, 2005, and 2004.

Nature of Operations.    Finish Line is a specialty retailer of men’s, women’s and children’s brand-name athletic, lifestyle and outdoor footwear, activewear and accessories. Man Alive is a hip-hop fashion retailer offering men’s and ladies’ name brand fashions from the industry’s leading designers. Paiva, Inc. is the Company’s new concept for the active woman, which premiered with its first store opening on April 14, 2006. The Company manages its business on the basis of one reportable segment. Finish Line stores average approximately 5,641 square feet, Man Alive stores average approximately 3,110 square feet, and Paiva, Inc. stores will average approximately 4,000 square feet in size and all are primarily located in enclosed malls throughout most of the United States.

In 2006, the Company purchased approximately 80% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 59%, 58% and 56% of merchandise purchases in 2006, 2005 and 2004, respectively.

Use of Estimates.    Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications.    Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2006 presentation. These reclassifications had no effect on net income.

Cash and Cash Equivalents.    Cash and cash equivalents are primarily invested in tax-exempt instruments with high liquidity, less than 90 days when purchased.

Marketable Securities.    The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of February 25, 2006 and February 26, 2005, all of the Company’s marketable securities were classified as available-for-sale, and accordingly reported at fair value. Marketable Securities consist of Market Auction Preferred Stock (“MAPS”). MAPS are securities, which generally have maturities extending well beyond one year; however, the dividend rate resets periodically through a Dutch auction process and there is an active market through which the Company can readily liquidate its holdings. Therefore, these amounts have been classified as current. A Dutch auction is a competitive bidding process to set a dividend rate for the next term. All sellers and buyers sell and buy at par and therefore there are no realized or unrealized gains or losses related to these securities.

Merchandise Inventories.    Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. Merchandise inventories are

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded net of markdown and shrink reserves. Vendor rebates are accounted for in accordance with Emerging Issues Task Force (“EITF”) 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) and are applied as a reduction to the cost of merchandise inventories.

Property and Equipment.    Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred. Depreciation expense for the years ended 2006, 2005 and 2004 was $34,320,000, $27,169,000 and $23,732,000, respectively.

Impairment of Long-Lived Assets.    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment, after a start-up phase, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values.

Goodwill and Intangible Assets.    The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” FAS 142 requires that goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. Intangible assets with indefinite lives include the goodwill and tradename recorded in connection with the acquisition of Man Alive (See Note 2). The Company’s goodwill and tradename are not amortizable for tax purposes. Intangible assets that are deemed to have finite lives are amortized over their estimated useful lives. Intangible assets with finite lives relate to lease acquisition costs and are amortized over the lease term, which range from 4 to 10 years. The gross cost of the intangible assets with finite lives is $2,575,000 with accumulated amortization of $313,000 as of February 25, 2006. Amortization expense for the year ended February 25, 2006 was $313,000.

Deferred Credits From Landlords.    Deferred credits from landlords consist of step rent and allowances from landlords related to the Company’s retail stores. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is generally recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than the straight-line rent expense, and reduced in the later years of the lease, when payments begin to exceed the straight-line expense. During 2006, the Company concluded that rent payments required by certain fixed rental lease agreements were not being recognized over the proper lease term. As a result, the Company has increased “Deferred credits from landlords” on the consolidated balance sheets by $2,100,000, and has increased “Cost of sales (including occupancy costs)” on the consolidated statements of income by the same amount. The after-tax impact of this non-cash adjustment was $1,312,000. Landlord allowances are generally comprised of amounts promised to the Company by landlords in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, the Company records a receivable for the full amount of the allowance when certain performance criteria articulated in the lease are met, typically when the store opens, and a liability is concurrently established. This deferred credit from landlords is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease and the receivable is reduced as amounts are received from the landlord.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Selling, General, and Administrative Expenses.    Selling, general and administrative expenses include store payroll and related payroll benefits, store operating expenses, advertising, cooperative advertising allowances following EITF 02-16 guidance, costs associated with operating our distribution facility and freight, including moving merchandise from our distribution center to stores, and other corporate related expenses.

Advertising.    The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred following EITF 02-16 guidance. Advertising expense net of cooperative credits for 2006, 2005 and 2004 amounted to $21,232,000, $21,766,000 and $14,660,000, respectively.

Store Pre-opening and Closing Costs.    Store pre-opening costs and other non-capitalized expenditures, including payroll, training costs and straight-line rent expense, are expensed as incurred. In the event a store is closed before its lease has expired, any estimated post-closing lease obligations, less sublease rental income, is provided for when the leased space is no longer in use as required by SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

Income Taxes.    Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

Earnings Per Share.    Earnings per share are calculated based on the weighted-average number of outstanding common shares. Diluted earnings per share are calculated based on the weighted-average number of outstanding common shares, plus the effect of dilutive stock options and restrictive stock. All per share amounts, unless otherwise noted, are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options and restrictive stock).

Financial Instruments.    Financial instruments consist of cash and cash equivalents, accounts receivable, marketable securities and accounts payable. The carrying value of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair value.

At February 25, 2006 and February 26, 2005, the Company had not invested in, nor did it have, any derivative financial instruments.

Stock-Based Compensation.    As allowed by SFAS Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS Statement No. 123 (“FAS 123”), “Accounting

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options. Under APB 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company also has an Employee Stock Purchase Plan that qualifies as a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, and accordingly, no compensation expense has been recognized.

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

The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to its stock-based employee compensation would have been as follows:

	2006	2005	2004
	(in thousands, except per share amounts)
Net income
As reported	$60,533	$61,263	$47,347
Total stock based employee compensation expense using the fair value based method, net of related tax	(3,660)	(3,348)	(2,286)
Stock based employee compensation expense recorded, net of related tax	459	292	278

Pro forma	$57,332	$58,207	$45,339

Diluted earnings per share:
As reported	$1.23	$1.24	$.98
Pro forma	1.17	1.19	.95
Basic earnings per share:
As reported	$1.25	$1.27	$1.01
Pro forma	1.18	1.22	.98

The estimated weighted-average fair value of the individual options granted during 2006, 2005 and 2004 was $6.51, $9.74 and $11.21, respectively on the date of the grant. The fair values for all years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004
Dividend yield	.66%	.09%	0%
Volatility	49.8%	59.3%	72.3%
Risk-free interest rate	4.12%	3.26%	3.91%
Expected life	5.0 years	5.4 years	7.0 years

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (“FAS 123R”), “Share-Based Payment,” a revision of FAS 123. FAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our consolidated statements of income. The accounting provisions of FAS 123R for the Company are effective, and will be adopted, beginning February 26, 2006, the beginning of the next fiscal year. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAS 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also requires entities to restate prior periods to record compensation cost calculated under FAS 123 for the pro forma disclosure. The Company will adopt using the modified prospective alternative.

The adoption of FAS 123R is expected to have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of FAS 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. See above for the pro forma net income and earnings per share amounts for 2006, 2005 and 2004 presented as if the Company had used a fair-value based method similar to a method allowed under FAS 123R to measure compensation expense for employee stock-based compensation awards. FAS 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows. Excess tax deductions for future periods cannot be accurately estimated at this time, as they depend on the timing of stock option exercises and the Company’s share price on the exercise date. Excess tax deductions for 2006, 2005, and 2004 have been separately classified as “tax benefit from exercise of stock options” in the Consolidated Statements of Cash Flows.

In October 2005, the FASB issued FASB Staff Position FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP 123 (R)-2”). FAS 123R requires companies to estimate the fair value of share based payment awards when the award has been granted. One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award. Under FSP 123 (R)-2, a mutual understanding is assumed to exist on the date the award is approved by the Board of Directors and the key terms and conditions of the award are expected to be communicated to the individual within a relatively short time period from the date of approval. This FSP 123 (R)-2 is applicable upon initial adoption of FAS 123R. As required, the Company will apply the guidance in FSP 123 (R)-2 beginning February 26, 2006 concurrently with the adoption of FAS 123R.

Recent Accounting Pronouncements.    In May 2005, the FASB issued SFAS No. 154 (“FAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires retrospective application to prior period financial statements of changes in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of a change. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination. This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance is required to be applied to leasehold improvements acquired in reporting periods beginning after June 29, 2005. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP No. 13-1”), to give guidance to a lessee on determining whether rental costs

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with operating leases may be capitalized during a construction period. FSP No. 13-1 stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to the guidance in FASB Statement No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The guidance in FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The Company already accounts for such rental costs in accordance with FSP No. 13-1; therefore, the adoption of FSP No. 13-1 will not have an impact on the Company’s consolidated financial statements.

2.    Acquisition

As of the end of business on January 29, 2005, the Company purchased all of the outstanding capital stock of The Hang Up Shoppes, Inc. for $12,000,000 in cash plus a potential earn-out of up to a maximum of $6,000,000 in cash if certain cumulative operating results are achieved over a three-year period. Of the $12,000,000, $1,500,000 will be paid 18 months subsequent to the acquisition date and is classified in “Other liabilities and accrued expenses” as of February 25, 2006. The Hang Up Shoppes, Inc. does business under the trade name Man Alive and operated 37 stores in 9 states as of the acquisition date and February 26, 2005. It is the Company’s current intent for these stores to continue to be operated as Man Alive stores.

The purchase price of $12,000,000 was increased by $322,000 for direct costs related to the acquisition. These direct costs include legal and accounting fees. The Company initially allocated the purchase price of approximately $12,322,000 based upon internal estimates of cash flows, recoverability and independent appraisals. The Company’s results of operations include those of Man Alive beginning with the date of acquisition. Pro forma effects of the acquisition have not been presented, as their effects were not significant to the results of the Company. The final allocation of the purchase price is detailed below:

(in thousands)
Amortizing intangible assets—leases	$200
Non-amortizing intangible assets—trade names	6,100
Goodwill	5,627
Net deferred tax liability	(2,429)
Tangible assets, net of liabilities (including debt of $1,499)	2,824

Total net assets	$12,322

During 2006, the Company finalized the allocation of the purchase price based on additional information. These non-cash adjustments, which are included above, had the effect of increasing income tax payables and non-current deferred tax liabilities with an offsetting increase to goodwill of $2,948,000.

3.    Debt Agreement

At February 25, 2006, the Company had a five-year, $75,000,000 revolving credit facility (the “Credit Agreement”). The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving loans by up to an additional $75,000,000. The Credit Agreement is available to be used by the Company to fund its working capital needs and for other general corporate purposes.

Approximately $1,984,000 in letters of credit and $1,400,000 in stand-by letters of credit were outstanding at February 25, 2006 under the Credit Agreement. No advances were outstanding under the Credit Agreement as of February 25, 2006. Accordingly, the total revolving credit availability under the Credit Agreement was approximately $71,616,000 at February 25, 2006.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s ability to borrow monies in the future under the Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions and redemptions of common stock. In addition, the Company must maintain a minimum leverage ratio (as defined in the Credit Agreement) and minimum consolidated tangible net worth (as defined in the Credit Agreement). The Company was in compliance with all such covenants at February 25, 2006.

To maintain availability of funds under the Credit Agreement, the Company pays a commitment fee on the unused portion of the revolving credit commitments. At February 25, 2006, this commitment fee was 0.10%. Such commitment fee may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum percentage that the commitment fee could be is 0.20%.

The interest rates per annum applicable to amounts outstanding under the Credit Agreement are, at the Company’s option, either (a) the Alternate Base Rate as defined in the Credit Agreement (the “Alternate Base Rate”), or (b) the Eurodollar Base Rate as defined in the Credit Agreement (the “Eurodollar Base Rate”) plus a margin of 0.40% per annum. The margin over the Eurodollar Base Rate under the Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum margin over the Eurodollar Base Rate under the Credit Agreement will be 1.125% per annum. Interest payments under the Credit Agreement are due on the interest payment dates specified in the Credit Agreement.

4.    Leases

The Company leases retail stores under non-cancelable operating leases, which generally have lease terms ranging from five to ten years. Most of these lease arrangements do not provide for renewal periods. Many of the leases contain contingent rental provisions computed on the basis of store sales. In addition to rent payments, these leases generally require the Company to pay real estate taxes, insurance, maintenance, and other costs. The components of rent expense incurred under these leases are as follows:

	2006	2005	2004
	(in thousands)
Base rent, net of landlord deferred credits	$76,010	$65,149	$55,092
Step rent	2,649	945	367
Contingent rent	8,891	7,766	8,127

Rent expense	$87,550	$73,860	$63,586

A schedule of future base rent payments by fiscal year for signed operating leases at February 25, 2006 with initial or remaining non-cancelable terms of one year or more is as follows:

(in thousands)
2007	$86,121
2008	83,982
2009	76,886
2010	66,032
2011	54,900
Thereafter	169,038

$536,959

This schedule of future base rent payments includes lease commitments for 19 new stores and 2 remodels that were not open as of February 25, 2006.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Income Taxes

The components of income taxes are as follows:

	2006	2005	2004
	(in thousands)
Currently payable:
Federal	$36,549	$27,922	$23,817
State	4,855	3,715	2,787

	41,404	31,637	26,604
Deferred:
Federal	(4,509)	4,522	2,224
State	(515)	601	192

	(5,024)	5,123	2,416

Total provision for income taxes	$36,380	$36,760	$29,020

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2006	2005
	(in thousands)
Deferred tax assets:
Deferred credits from landlords	$23,747	$19,889
Vacation accrual	1,260	1,047
Other	2,602	1,027

Total deferred tax assets	27,609	21,963
Deferred tax liabilities:
Inventory	(16,291)	(9,719)
Property and equipment	(10,200)	(16,311)
Intangibles	(2,429)	—

Total deferred tax liabilities	(28,920)	(26,030)

Net deferred tax liability	$(1,311)	$(4,067)

The effective income tax rate varies from the statutory federal income tax rate for 2006, 2005 and 2004 due to the following:

	2006	2005	2004
Tax at statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2%	2.9%	3.3%
Tax-exempt interest	(0.7)%	(0.4)%	(0.3)%

	37.5%	37.5%	38.0%

Payments of income taxes for 2006, 2005 and 2004 were $37,927,000, 28,976,000, and $18,206,000, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Retirement Plan

The Company sponsors a defined contribution profit sharing plan, which covers substantially all employees who have completed one year of service. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan also has a 401(k) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of an employee’s wages. The Company’s total expense for the plan in 2006, 2005 and 2004 amounted to $2,765,000, $2,913,000 and $2,653,000, respectively.

7.    Stock Plans

In 2006, the Company’s Board of Directors reserved an additional 4,000,000 shares of Class A Common Stock for issuance upon exercise of options or other awards under the option plan. Stock options have been granted to directors, officers and other key employees. Generally, options outstanding under the plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years and expire ten years after the date of grant.

During February 2002, the Company awarded 210,000 options at a price equal to $.50 which cliff vest after four years and expire ten years after the date of grant. During October 2003, the Company awarded 40,000 options at a price equal to $.50 which cliff vest after five years and expire ten years after the date of grant. Total compensation expense recognized for these option awards was $449,000, $408,000 and $439,000 for 2006, 2005 and 2004, respectively.

A reconciliation of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted-Average Exercise Price
March 1, 2003	5,022,310	$5.40
Granted	78,000	5.80
Exercised	(1,958,380)	5.03
Cancelled	(126,800)	5.78

February 28, 2004	3,015,130	5.63
Granted	1,196,800	17.75
Exercised	(663,790)	5.67
Cancelled	(236,640)	7.93

February 26, 2005	3,311,500	9.84
Granted	344,000	14.29
Exercised	(479,800)	6.03
Cancelled	(59,980)	11.92

February 25, 2006	3,115,720	$10.87

The following table summarizes information concerning outstanding and exercisable options at February 25, 2006:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 1-$ 5	519,545	5.5	$2.43	479,545	$2.60
$ 5-$10	1,053,535	6.4	6.64	735,335	7.07
$10-$15	464,300	8.3	13.63	120,300	11.75
$15-$25	1,078,340	8.1	17.89	91,160	17.63

	3,115,720	7.1	$10.87	1,426,340	$6.64

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options exercisable were 1,426,340, 786,250, and 804,170 at fiscal year end 2006, 2005 and 2004, respectively.

In 2005, the Company adopted The Finish Line, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees are able to contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85 percent of the market price on a specified date each offering period. As of February 25, 2006, 2,400,000 shares of common stock were authorized for purchase under the ESPP, of which, 31,000 were purchased in 2006 and 11,000 were purchased in 2005. The ESPP qualifies as a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, and accordingly, no compensation expense was recognized in 2006 and 2005.

In 2006, the Company granted certain key employees 101,300 shares of the Company’s stock to be earned over time with an aggregate fair value on the date of grant of $1,454,000. These restrictive shares were granted under the 2002 Stock Incentive Plan and generally vest over a three-year period. As of February 25, 2006, all 101,300 shares were outstanding and unvested. In 2006, the Company recorded compensation expense of $286,000 related to these restrictive shares.

8.    Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing earnings per share:

	2006	2005	2004
	(in thousands except per share amounts)
Income available to common shareholders	$60,533	$61,263	$47,347

Basic earnings per share:
Weighted-average number of common shares outstanding	48,508	48,283	46,940
Basic earnings per share	$1.25	$1.27	$1.01
Diluted earnings per share:
Weighted-average number of common shares outstanding	48,508	48,283	46,940
Stock options and incentive stock	873	1,094	1,332

Diluted weighted-average number of common shares outstanding	49,381	49,377	48,272

Diluted earnings per share	$1.23	$1.24	$.98

9.    Common Stock

At February 25, 2006, shares of the Company’s stock outstanding consisted of Class A and Class B Common Stock. Class A and Class B Common Stock have identical rights with respect to dividends and liquidation preference. However, Class A and Class B Common Stock differ with respect to voting rights, convertibility and transferability.

Holders of Class A Common Stock are entitled to one vote for each share held of record, and holders of Class B Common Stock are entitled to ten votes for each share held of record. The Class A Common Stock and the Class B Common Stock vote together as a single class on all matters submitted to a vote of shareholders (including the election of directors), except that, in the case of a proposed amendment to the Company’s Restated Certificate of Incorporation that would alter the powers, preferences or special rights of either Class A Common Stock or the Class B Common Stock, the class of Common Stock to be altered shall vote on the amendment as a separate class. Shares of Class A and Class B Common Stock do not have cumulative voting rights.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 31, 2007, up to 5,000,000 shares of the Company’s Class A Common Stock outstanding. As of February 25, 2006, the Company has purchased 1,324,600 shares of its Class A Common Stock at an average price of $15.00 per share for an aggregate amount of $19,865,000. As of February 25, 2006, the Company has 3,675,400 shares still available to repurchase under the program. As of February 25, 2006, the Company holds as treasury shares 4,784,019 shares of its Class A Common Stock at an average price of $7.17 per share for an aggregate purchase amount of $34,287,000. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restrictive stock, or for other corporate purposes.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $.025 per share of Class A and Class B Common Stock. The Company declared dividends of $4,848,000 and $3,631,000 during 2006 and 2005, respectively. As of February 25, 2006 and February 26, 2005, $1,200,000 and $1,216,000, respectively, were accrued in “Other liabilities and accrued expenses.”

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

10.    Asset Impairment Charges

In the fourth quarter of 2006, the Company recorded an asset impairment charge totaling $2,523,000 for twelve identified under-performing stores pursuant to FAS 144. The asset impairment review encompassed all stores open for at least two years with negative contribution and cash flows. The asset impairment charge was calculated as the difference between the carrying amount of the impaired assets and each impaired store’s estimated future discounted cash flows.

11.    Infrequent Event

On September 20, 2002, the Company’s corporate office and distribution center located in Indianapolis, Indiana were damaged by a tornado. The distribution center sustained the majority of damage while the corporate offices, which are connected to the facility, suffered only minor damage.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

12.    Contingencies

The Company and its subsidiaries are subject from time to time to certain legal proceedings and claims in the ordinary course of conducting its business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. Management believes there are no pending legal proceedings in which the Company is currently involved which will have a material adverse effect on the Company’s financial position, results of operations or cash flow.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Quarterly Financial Information (Unaudited)

	Quarter Ended
	May 28, 2005		August 27, 2005		November 26, 2005		February 25, 2006
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$291,267	100.0%	$341,573	100.0%	$273,980	100.0%	$399,225	100.0%
Cost of sales (including occupancy costs)	200,593	68.9	230,449	67.5	196,432	71.7	267,250	67.0

Gross profit	90,674	31.1	111,124	32.5	77,548	28.3	131,975	33.0
Selling, general and administrative expenses	70,826	24.3	81,428	23.8	76,540	27.9	85,099	21.3
Asset impairment charge	—	—	—	—	—	—	2,523	0.6

Operating income	19,848	6.8	29,696	8.7	1,008	0.4	44,353	11.1
Interest income—net	549	0.2	512	0.1	345	0.1	602	0.1

Income before income taxes	20,397	7.0	30,208	8.8	1,353	0.5	44,955	11.2
Income taxes	7,649	2.6	11,328	3.3	508	0.2	16,895	4.2

Net income	$12,748	4.4%	$18,880	5.5%	$845	0.3%	$28,060	7.0%

Basic earnings per share	$0.26		$0.39		$0.02		$0.59

Diluted earnings per share	$0.26		$0.38		$0.02		$0.58

Dividends declared per share	$0.025		$0.025		$0.025		$0.025

	Quarter Ended
	May 29, 2004		August 28, 2004		November 27, 2004		February 26, 2005
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$257,966	100.0%	$312,162	100.0%	$235,253	100.0%	$361,386	100.0%
Cost of sales (including occupancy costs)	178,448	69.2	208,234	66.7	169,305	72.0	242,046	67.0

Gross profit	79,518	30.8	103,928	33.3	65,948	28.0	119,340	33.0
Selling, general and administrative expenses	63,094	24.5	71,162	22.8	63,059	26.8	74,586	20.6
Insurance settlement	(114)	(.1)	—	—	—	—	—	—

Operating income	16,538	6.4	32,766	10.5	2,889	1.2	44,754	12.4
Interest income—net	227	0.1	231	0.1	255	0.1	363	0.1

Income before income taxes	16,765	6.5	32,997	10.6	3,144	1.3	45,117	12.5
Income taxes	6,372	2.5	12,542	4.0	926	0.4	16,920	4.7

Net income	$10,393	4.0%	$20,455	6.6%	$2,218	0.9%	$28,197	7.8%

Basic earnings per share	$0.22		$0.42		$0.05		$0.58

Diluted earnings per share	$0.21		$0.42		$0.04		$0.57

Dividends declared per share	$—		$0.025		$0.025		$0.025

The Company’s merchandise is marketed during all seasons, with the highest volume of merchandise sold during the second and fourth fiscal quarters as a result of back-to-school and holiday shopping. The third fiscal quarter has traditionally had the lowest volume of merchandise sold and the lowest results of operations.

The table above sets forth quarterly operating data of the Company, including such data as a percentage of net sales, for fiscal 2006 and fiscal 2005. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

PART III

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 25, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management Report On Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting” in Item 8 preceding the Company’s financial statements.

Item 9B—Other Information

None.

Item 10—Directors and Executive Officers of the Registrant

Except for information disclosed in Part I under the heading “Directors and Executive Officers of the Registrant”, the information required by this Item is contained in the Company’s Proxy Statement for its Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days of February 25, 2006 and is incorporated herein by reference.

Item 11—Executive Compensation

The information required by this Item is incorporated herein by reference to the 2006 Proxy Statement to be filed within 120 days of February 25, 2006, the Company’s most recent fiscal year end.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the 2006 Proxy Statement to be filed within 120 days of February 25, 2006, the Company’s most recent fiscal year end.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of February 25, 2006:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for futures issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders	3,115,720	$10.87	4,075,940
Equity compensation plans not approved by shareholders	0	N/A	0

Item 13—Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the 2006 Proxy Statement to be filed within 120 days of February 25, 2006, the Company’s most recent fiscal year end.

Item 14—Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the 2006 Proxy Statement to be filed within 120 days of February 25, 2006, the Company’s most recent fiscal year end.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a) The following financial statements of The Finish Line, Inc. and the report of independent registered public accounting firm are filed in Item 8 as part of this Annual Report on Form 10-K:

(b) Financial Statement Schedules

All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(c) Exhibits

Exhibit Number	Description

2.1	Plan and Agreement of Merger between The Finish Line, Inc., a Delaware corporation and The Finish Line, Indiana Corp., an Indiana corporation.(10)

3.1	Restated Articles of Incorporation of The Finish Line, Inc.(1)

3.2	Bylaws of The Finish Line, Inc.(9)

4.1	1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.(2)*

4.2	2002 Stock Incentive Plan of the Finish Line, Inc. (as amended and restated July 21, 2005)(3)*

10.6.2	Form of Incentive Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(15)*

10.6.3	Form of Non-Qualified Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(15)*

10.6.4	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.(17)*

10.6.5	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.(17)*

10.6.6	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.(17)*

10.6.7	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.(17)*

10.6.8	Form of Incentive Stock Award Letter pursuant to the 2002 Employee Stock Incentive Plan.(17)*

10.7	Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(16)

10.18	Amended and Restated Tax Indemnification Agreement.(4)

Exhibit Number	Description

10.26	Revolving Credit Agreement among Spike’s Holding, Inc. and The Finish Line, Inc. dated May 4, 1997.(5)

10.28	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(6)*

10.29	Amendment to Revolving Credit Agreement among Spike’s Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.(7)

10.30	The Finish Line, Inc. Profit Sharing and 401(k) Plan Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account sponsored by National City Bank.(8)*

10.31	The Finish Line, Inc. Employee Stock Purchase Plan.(11)*

10.32	Credit Agreement, dated as of February 25, 2005, among The Finish Line Inc., The Finish Line Distribution, Inc., The Finish Line USA, Inc. and Finish Line Transportation Co., Inc. as borrowers, certain lenders and National City Bank of Indiana, as Agent.(12)

10.33	Subsidiary Guaranty, dated as of February 25, 2005, by Spike’s Holding, LLC in favor of the lenders named therein.(13)

10.34	Subsidiary Guaranty, dated as of March 18, 2005, by The Finish Line Man Alive, Inc. in favor of the lenders named therein.(14)

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Ernst & Young LLP (independent registered public accounting firm).

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chairman and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2004 and incorporated herein by reference.
(2)	Previously filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-62063) and incorporated herein by reference.
(3)	Previously filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 17, 2005 and incorporated herein by reference.
(4)	Previously filed as a like numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1994 and incorporated herein by reference.
(5)	Previously filed as a like numbered exhibit to the Registrants’ Quarterly Report on Form 10Q for the quarter ended August 30, 1997 and incorporated herein by reference.
(6)	Previously filed as a like numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999 and incorporated herein by reference.
(7)	Previously filed as a like numbered exhibit to the Registrants’ Quarterly Report on Form 10Q for the quarter ended November 27, 1999 and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.32 to the Registrant’s Annual report on Form 10-K for the year ended March 3, 2001 and incorporated herein by reference.
(9)	Previously filed as Annex 2 to Appendix 1 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(10)	Previously filed as Appendix 1 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(11)	Previously filed as Appendix 3 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 2, 2005 and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 2, 2005 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 21, 2005 and incorporated herein by reference.
(15)	Previously filed as a like numbered exhibit to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(16)	Previously filed as Appendix 2 to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(17)	Previously filed as an Exhibit of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on July 28, 2005 and incorporated herein by reference.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date: May 5, 2006	By:	/s/ KEVIN S. WAMPLER
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

Date: May 5, 2006	/s/ ALAN H. COHEN
Alan H. Cohen, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2006	/s/ KEVIN S. WAMPLER
Kevin S. Wampler, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 5, 2006	/s/ DAVID I. KLAPPER
David I. Klapper, Senior Executive Vice President and Director

Date: May 5, 2006	/s/ LARRY J. SABLOSKY
Larry J. Sablosky, Senior Executive Vice President and Director

Date: May 5, 2006	/s/ JEFFREY H. SMULYAN
Jeffrey H. Smulyan, Director

Date: May 5, 2006	/s/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date: May 5, 2006	/s/ BILL KIRKENDALL
Bill Kirkendall, Director

Date: May 5, 2006	/s/ WILLIAM CARMICHAEL
William Carmichael, Director

Date: May 5, 2006	/s/ CATHERINE LANGHAM
Catherine Langham, Director

Exhibit Index

Exhibit Number	Description

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Ernst & Young LLP (independent registered public accounting firm).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.