Form 10-Q
period 2006-05-27
FINISH LINE INC /IN/
filed 2006-06-21
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended May 27, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Shares of common stock outstanding at June 16, 2006:

Class A	42,418,771
Class B	5,141,336

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 27, 2006	May 28, 2005	February 25, 2006
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,215	$41,788	$47,488
Marketable securities	24,875	38,800	49,075
Accounts receivable, net	15,006	12,070	11,999
Merchandise inventories, net	298,438	259,838	268,590
Other	6,709	7,168	4,375

Total current assets	382,243	359,664	381,527

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	39,396	31,617	33,757
Leasehold improvements	255,359	226,570	243,312
Furniture, fixtures, and equipment	98,160	81,449	93,221
Construction in progress	6,084	6,671	10,753

	400,556	347,864	382,600
Less accumulated depreciation	169,144	145,960	161,418

	231,412	201,904	221,182

Deferred income taxes	12,135	—	11,118
Goodwill and intangible assets	13,910	14,231	13,989

Total assets	$639,700	$575,799	$627,816

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 27, 2006	May 28, 2005	February 25, 2006
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,562	$78,894	$84,006
Employee compensation	7,937	7,028	12,026
Accrued property and sales tax	6,077	5,522	8,254
Deferred income taxes	12,726	10,768	12,429
Other liabilities and accrued expenses	23,700	19,067	25,700

Total current liabilities	147,002	121,279	142,415

Deferred income taxes	—	400	—

Deferred credits from landlords	59,773	51,875	56,859

Other long-term liabilities	—	1,500	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized – 100,000
Shares issued – 47,649
Shares outstanding – (May 27, 2006 – 42,878; May 28, 2005 – 43,833; February 25, 2006 – 42,865)	476	476	476
Class B:
Shares authorized – 10,000
Shares issued and outstanding – 5,141	52	52	52
Additional paid-in capital	144,733	140,567	142,645
Retained earnings	322,808	275,495	319,656
Treasury stock – (May 27, 2006 – 4,771; May 28, 2005 – 3,816; February 25, 2006 – 4,784)	(35,144)	(15,845)	(34,287)

Total shareholders’ equity	432,925	400,745	428,542

Total liabilities and shareholders’ equity	$639,700	$575,799	$627,816

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 27, 2006	May 28, 2005
Net sales	$289,046	$291,267
Cost of sales (including occupancy costs)	203,129	200,593

Gross profit	85,917	90,674
Selling, general, and administrative expenses	79,626	70,826

Operating income	6,291	19,848
Interest income, net	735	549

Income before income taxes	7,026	20,397
Provision for income taxes	2,670	7,649

Net income	$4,356	$12,748

Basic net income per share	$.09	$.26

Basic weighted average shares	47,974	48,890

Diluted net income per share	$.09	$.26

Diluted weighted average shares	48,625	49,903

Dividends declared per share	$.025	$.025

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - (Unaudited)

	Thirteen Weeks Ended
	May 27, 2006	May 28, 2005
OPERATING ACTIVITIES:
Net income	$4,356	$12,748
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,194	7,359
Deferred income taxes	(720)	4,521
Share-based compensation	1,437	120
Loss on disposal of property and equipment	192	18
Tax benefit from exercise of stock options	—	1,441
Excess tax benefits from share-based compensation	(514)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,007)	2,160
Merchandise inventories	(29,848)	(18,596)
Other current assets	(2,334)	(4,006)
Accounts payable	12,556	(13,484)
Employee compensation	(4,089)	(5,855)
Other liabilities and accrued expenses	(3,682)	105
Deferred credits from landlords	2,914	1,343

Net cash used in operating activities	(13,545)	(12,126)
INVESTING ACTIVITIES:
Purchases of property and equipment	(19,737)	(20,906)
Proceeds from disposal of property and equipment	200	—
Lease acquisition costs	—	(17)
Purchases of available-for-sale marketable securities	(96,725)	(81,300)
Proceeds from sale of available-for-sale marketable securities	120,925	99,675

Net cash provided by (used in) investing activities	4,663	(2,548)
FINANCING ACTIVITIES:
Dividends paid to shareholders	(1,200)	(1,218)
Proceeds from issuance of common stock	715	1,689
Excess tax benefits from share-based compensation	514	—
Purchase of treasury stock	(1,420)	—

Net cash (used in) provided by financing activities	(1,391)	471

Net decrease in cash and cash equivalents	(10,273)	(14,203)
Cash and cash equivalents at beginning of period	47,488	55,991

Cash and cash equivalents at end of period	$37,215	$41,788

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

Certain amounts in the financial statements of the prior year have been reclassified to conform with the current year presentation. These reclassifications had no effect on net income.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 25, 2006 (“fiscal 2006”).

2. Stock-Based Compensation

On February 26, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2007.

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors in accordance with APB 25. Under APB 25, no share-based compensation expense was recognized in the Company’s Consolidated Statements of Income for stock options granted to employees and directors when the exercise price equaled the fair market value of the underlying stock at the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of February 26, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the thirteen weeks ended May 27, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Under the modified prospective transition method, share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the thirteen weeks ended May 27, 2006 and for the balance of fiscal year 2007 will include compensation expense for:

•	Unvested share-based awards granted prior to February 26, 2006, based on the grant date fair value determined in accordance with the pro forma provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

•	Share-based awards granted subsequent to February 26, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123(R).

Total share-based compensation expense recognized under SFAS 123(R) for the thirteen weeks ended May 27, 2006 was $1.4 million. Share-based compensation expense of $0.1 million for the thirteen weeks ended May 28, 2005 related to options that were granted in prior years that had an exercise price below the fair market value on the date of grant, which the Company expensed under APB 25 over the requisite service period.

Share-based compensation expense recognized in the Consolidated Statements of Income for the thirteen weeks ended May 27, 2006 is based on awards ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result, beginning in fiscal 2007, the Company began applying an estimated forfeiture rate based on historical data to determine the amount of compensation expense recognized in the Consolidated Statements of Income. Prior to 2007, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all options would vest and pro forma expense was only adjusted when options were actually forfeited prior to the vesting dates.

Compensation expense for stock options is recognized, net of forfeitures, over the requisite service period on a straight-line basis, using a single option approach (each option is valued as one grant, irrespective of the number of vesting tranches). Restricted stock expense is recognized, net of forfeitures, on a straight-line basis over the requisite service period.

As a result of adopting SFAS 123(R) on February 26, 2006, the company’s income before income taxes and net income for the thirteen weeks ended May 27, 2006, are $1.1 million and $0.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the thirteen weeks ended May 27, 2006 are $0.01 lower than if the company had continued to account for share-based compensation under APB 25.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.5 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the company had continued to account for share-based compensation under APB 25.

The following table is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the thirteen weeks ended May 28, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation prior to February 26, 2006 (in thousands except per share data):

Net income as reported	$12,748
Total share-based employee compensation expense using the fair value based method, net of related tax	(886)
Share-based employee compensation expense recorded, net of related tax	75

Pro forma net income	$11,937

Diluted net income per share:
As reported	$.26
Pro forma	.24
Basic net income per share:
As reported	$.26
Pro forma	.25

The Company will continue to use the Black-Scholes option-pricing model for valuation of options granted to employees and directors. The Company’s determination of the fair value of options is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors.

The weighted-average estimated fair value of employee stock options granted during the thirteen weeks ended May 27, 2006 was $6.62 per share based on the following weighted-average assumptions (there were no options granted in the thirteen weeks ended May 28, 2005):

Expected volatility	45.0%
Risk-free interest rate	4.7%
Dividend yield	.77%
Expected life (years)	4.5

The expected volatility assumption is based on the Company’s analysis of historical volatility. The risk-free interest rate assumption is based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life, which approximates the expected life of the option. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date.

The Company’s stock option activity for the thirteen weeks ended May 27, 2006 was as follows:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 25, 2006	3,115,720	$10.87
Granted	330,500	$16.06
Exercised	(118,060)	$4.65
Canceled	(39,100)	$13.86

Outstanding at May 27, 2006	3,289,060	$11.58	7.2	$5,052,000

Exercisable at May 27, 2006	1,521,020	$8.27	5.9	$7,379,000

As of May 27, 2006, there was $8.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 2.4 years.

The Company’s restricted stock activity for the thirteen weeks ended May 27, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at February 25, 2006	101,300	$14.35
Granted	153,450	$16.07
Exercised	—	$—
Canceled	(6,500)	$14.97

Unvested at May 27, 2006	248,250	$15.40

As of May 27, 2006, there was $2.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 2.5 years.

3. Common Stock

On July 22, 2004, the Company’s Board of Directors approved a stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 2007, up to 5 million shares of the Company’s outstanding Class A Common Stock. During the thirteen weeks ended May 27, 2006, the Company purchased 113,100 shares of its Class A Common Stock at an average price of $12.55 per share for an aggregate amount of $1,420,000. As of May 27, 2006, the Company has 3,562,300 shares still available for repurchase under the program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this filing are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in any of the forward looking statements. Such risks and uncertainties include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, the availability of products, management of growth, and the other risks detailed in the Company’s Securities and Exchange Commission filings. The words or phrases “anticipates”, “expects”, “will continue”, “believes”, “estimates”, “future”, “projects”, or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended February 25, 2006 (fiscal 2006).

	Thirteen weeks ended
	May 27, 2006	May 28, 2005
Number of Stores:
Finish Line
Beginning of period	657	598
Opened	14	28
Closed	(2)	(1)

End of period	669	625

Man Alive
Beginning of period	51	37
Opened	14	1
Closed	—	—

End of period	65	38

Paiva
Beginning of period	—	—
Opened	4	—
Closed	—	—

End of period	4	—

Total
Beginning of period	708	635
Opened	32	29
Closed	(2)	(1)

End of period	738	663

Square feet information as of:	May 27, 2006	May 28, 2005
Finish Line
Square feet	3,759,424	3,547,332
Average store size	5,619	5,676
Man Alive
Square feet	206,056	107,499
Average store size	3,170	2,829
Paiva
Square feet	15,107	—
Average store size	3,777	—
Total
Square feet	3,980,587	3,654,831

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods:

	Thirteen Weeks Ended
	May 27, 2006		May 28, 2005
	(unaudited)		(unaudited)
Category
Footwear	$230,687	80%	$237,274	81%
Softgoods	58,359	20%	53,993	19%

Total	$289,046	100%	$291,267	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended
	May 27, 2006	May 28, 2005
	(Unaudited)
Net sales	100.0%	100.0%
Cost of sales (including occupancy costs)	70.3	68.9

Gross profit	29.7	31.1
Selling, general and administrative expenses	27.5	24.3

Operating income	2.2	6.8
Interest income – net	.2	.2

Income before income taxes	2.4	7.0
Provision for income taxes	.9	2.6

Net income	1.5%	4.4%

THIRTEEN WEEKS ENDED MAY 27, 2006 COMPARED TO THIRTEEN WEEKS ENDED MAY 28, 2005

Consolidated net sales decreased 0.8% to $289.0 million for the thirteen weeks ended May 27, 2006 from $291.3 million for the thirteen weeks ended May 28, 2005. The decrease was primarily attributable to a comparable store sales decrease of 7.2% for the thirteen weeks ended May 27, 2006 for those stores open during the entire thirteen weeks ended May 28, 2005. This decrease was partially offset by an 11.3% increase in the number of stores open during the period from 663 at May 28, 2005 to 738 at May 27, 2006 and a $4.2 million increase in net sales from existing stores that were open only part of the thirteen weeks ended May 28, 2005. The 7.2% decrease in comparable store sales was attributable to a 7.3% decrease for Finish Line stores offset by a 0.6% increase for Man Alive stores. Comparable net footwear sales for the thirteen weeks ended May 27, 2006 decreased 8.0% while comparable net softgoods sales decreased 3.5% for the comparable period. The 8.0% decrease in footwear sales has been driven primarily by decreases in women’s and kid’s footwear due to the lack of new exciting footwear as well as an industry fashion trend to low profile and fusion footwear. Comparable net sales per square foot for the Company were $72 for the thirteen weeks ended May 27, 2006 versus $81 per comparable square foot for the thirteen weeks ended May 28, 2005.

Gross profit for the thirteen weeks ended May 27, 2006 was $85.9 million, a decrease of $4.8 million from the thirteen weeks ended May 28, 2005. During this same period, gross profit decreased to 29.7% of net sales versus 31.1% for the prior year. This 1.4% decrease was due to a 1.6% increase in occupancy costs as a percentage of net sales partially offset by a 0.2% improvement in margin for product sold. The increase in occupancy costs as a percentage of net sales was primarily a result of the decrease in comparable store sales of 7.2% and the addition of new Man Alive and Paiva stores whose occupancy costs, as a percentage of net sales, are higher than Finish Line stores.

Selling, general and administrative expenses increased $8.8 million, or 12.4%, to $79.6 million (27.5% of net sales) for the thirteen weeks ended May 27, 2006 from $70.8 million (24.3% of net sales) for the thirteen weeks ended May 28, 2005. This increase was partially attributable to the operating costs related to operating 75 net additional stores at May 27, 2006 versus May 28, 2005 and incremental expense of $1.3 million (0.5% of net sales) related to share-based compensation during the thirteen weeks ended May 27, 2006 versus May 28, 2005 primarily due to the adoption of FAS 123R. Advertising expenses were up as a percentage of net sales due to advertising related to the launch of Paiva stores as well as a Paiva catalog and new Paiva website. In addition, due to the negative 7.2% comparable store sales, most selling, general and administrative expenses were deleveraged.

Net interest income was $0.7 million (0.2% of net sales) for the thirteen-week period ended May 27, 2006 compared to $0.5 million (0.2% of net sales) for the thirteen weeks ended May 28, 2005, an increase of $0.2 million. This increase was primarily due to an increase in interest rates for the thirteen weeks ended May 27, 2006 compared to the thirteen weeks ended May 28, 2005.

The Company’s provision for income taxes decreased $4.9 million to $2.7 million for the thirteen weeks ended May 27, 2006 compared to $7.6 million for the thirteen weeks ended May 28, 2005. The decrease is due to the decreased level of income before income taxes for the thirteen weeks ended May 27, 2006, partially offset by an increase in the effective tax rate to 38.0% for the thirteen weeks ended May 27, 2006 compared to 37.5% for the thirteen weeks ended May 28, 2005.

Net income decreased 65.8% to $4.4 million for the thirteen weeks ended May 27, 2006 compared to $12.7 million for the thirteen weeks ended May 28, 2005. Diluted net income per share decreased 65.4% to $0.09 for the thirteen weeks ended May 27, 2006 compared to diluted net income per share of $0.26 for the thirteen weeks ended May 28, 2005. Diluted weighted average shares outstanding were 48.6 million and 49.9 million for the thirteen weeks ended May 27, 2006 and May 28, 2005, respectively. The decrease in diluted weighted average shares outstanding is primarily due to the Company’s repurchase of 1.4 million shares since May 28, 2005 partially offset by options exercised since May 28, 2005.

Liquidity and Capital Resources

The Company used net cash of $13.5 million in its operating activities during the thirteen weeks ended May 27, 2006 as compared to net cash used in operating activities of $12.1 million during the quarter ended May 28, 2005.

The Company had net cash provided by its investing activities of $4.7 million for the thirteen weeks ended May 27, 2006 compared to a net use of cash of $2.5 million for the quarter ended May 28, 2005. The $4.7 million provided in the thirteen weeks ended May 27, 2006 is primarily the result of $120.9 million in proceeds from the sale of marketable securities offset by purchases of marketable securities of $96.7 million and capital expenditures of $19.7 million.

The Company’s working capital was $235.2 million at May 27, 2006, which was a $3.9 million decrease from $239.1 million at February 25, 2006.

Consolidated merchandise inventories were $298.4 million at May 27, 2006 compared to $268.6 million at February 25, 2006 and $259.8 at May 28, 2005. On a per square foot basis, Finish Line merchandise inventories (without Man Alive or Paiva) increased 6.1% at May 27, 2006 compared to May 28, 2005, and were 8.7% higher than at February 25, 2006.

At May 27, 2006, the Company had cash and cash equivalents of $37.2 million, marketable securities of $24.9 million and no interest bearing debt. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity. The marketable securities are auction market preferred securities which generally have maturities extending well beyond one year; however, there is an active market through which the Company can readily liquidate its holdings. Marketable securities are classified as available-for-sale and are available to support current operations.

The Company currently plans to open approximately 45 Finish Line stores, 35 Man Alive stores and 15 Paiva stores as well as remodel 25 existing Finish Line stores and close 5 to 7 Finish Line stores during this fiscal year. In addition, the Company is renovating the previous corporate office space along with various other projects. The Company expects capital expenditures for the current fiscal year to approximate $65.0-70.0 million. Management believes that cash and marketable securities on hand, operating cash flow and the Company’s existing $75.0 million bank facility, which expires on February 25, 2010, will provide sufficient capital to complete the Company’s current store expansion program and to satisfy the Company’s other capital requirements in the foreseeable future.

On July 22, 2004, the Company’s Board of Directors approved a stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 2007, up to 5 million shares of the Company’s outstanding Class A Common Stock. During the thirteen weeks ended May 27, 2006, the Company purchased 113,100 shares of its Class A Common Stock at an average price of $12.55 per share for an aggregate amount of $1,420,000. As of May 27, 2006, the Company has 3,562,300 shares still available to repurchase under the program.

The Company’s contractual obligations primarily consist of long-term debt, operating leases, and purchase orders for merchandise inventory. There have been no significant changes in the Company’s contractual obligations since February 25, 2006, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and additional operating leases entered into due to store openings).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long–lived assets and contingencies. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk associated with interest rates as of February 25, 2006 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006. For the thirteen weeks ended May 27, 2006, there has been no significant change in related market risk factors.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company is subject from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A:	RISK FACTORS

The risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006. For the thirteen weeks ended May 27, 2006, there has been no significant change to identified risk factors.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of Class A Common Stock repurchased by the Company during the quarter ended May 27, 2006, were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March	—	$—	—	3,675,400
April	—	$—	—	3,675,400
May	113,100	$12.55	113,100	3,562,300

Total	113,100	$12.55	113,100	3,562,300

(1)	The average price paid per share includes any broker commissions.

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

THE FINISH LINE, INC.

Date: June 21, 2006	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Executive Vice President-Chief Financial Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002