Form 10-Q
period 2006-08-26
FINISH LINE INC /IN/
filed 2006-09-21
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended August 26, 2006

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

Yes  ☐    No  ☒

Shares of common stock outstanding at September 15, 2006:

Class A 41,813,287 Class B 5,141,336

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 26, 2006	August 27, 2005	February 25, 2006
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,291	$102,730	$47,488
Marketable securities	—	17,250	49,075
Accounts receivable, net	15,974	18,312	11,999
Merchandise inventories, net	322,732	279,954	268,590
Other	5,899	8,527	4,375
Income tax recoverable	—	94	—

Total current assets	384,896	426,867	381,527
PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	39,515	33,730	33,757
Leasehold improvements	263,423	230,574	243,312
Furniture, fixtures, and equipment	105,916	85,834	93,221
Construction in progress	8,089	5,189	10,753

	418,500	356,884	382,600
Less accumulated depreciation	176,045	149,657	161,418

	242,455	207,227	221,182
Deferred income taxes	15,085	936	11,118
Intangible assets	13,830	14,152	13,989

Total assets	$656,266	$649,182	$627,816

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 26, 2006	August 27, 2005	February 25, 2006
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$105,667	$127,379	$84,006
Employee compensation	12,156	11,576	12,026
Accrued property and sales tax	8,504	8,073	8,254
Deferred income taxes	13,550	13,142	12,429
Other liabilities and accrued expenses	26,953	18,110	25,700

Total current liabilities	166,830	178,280	142,415

Deferred credits from landlords	59,978	53,001	56,859

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized – 100,000
Shares issued – 47,649
Shares outstanding – (August 26, 2006 – 41,812; August 27, 2005 – 43,825; February 25, 2006 – 42,865)	476	476	476
Class B:
Shares authorized – 10,000
Shares issued and outstanding – 5,141	52	52	52
Additional paid-in capital	146,364	141,378	142,645
Retained earnings	331,551	293,148	319,656
Treasury stock – (August 26, 2006 – 5,837; August 27, 2005 – 3,824; February 25, 2006 – 4,784)	(48,985)	(17,153)	(34,287)

Total shareholders’ equity	429,458	417,901	428,542

Total liabilities and shareholders’ equity	$656,266	$649,182	$627,816

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Net sales	$338,635	$341,573	$627,681	$632,840
Cost of sales (including occupancy expense)	236,810	230,449	439,939	431,042

Gross profit	101,825	111,124	187,742	201,798
Selling, general, and administrative expenses	85,973	81,428	165,599	152,254

Operating income	15,852	29,696	22,143	49,544
Interest income - net	150	512	885	1,061

Income before income taxes	16,002	30,208	23,028	50,605
Provision for income taxes	6,081	11,328	8,751	18,977

Net income	$9,921	$18,880	$14,277	$31,628

Basic net income per share	$.21	$.39	$.30	$.65

Basic weighted average shares	47,101	49,018	47,538	48,954

Diluted net income per share	$.21	$.38	$.30	$.63

Diluted weighted average shares	47,612	49,854	48,119	49,878

Dividends declared per share	$.025	$.025	$.050	$.050

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - (Unaudited)

	Twenty-Six Weeks Ended
	August 26, 2006	August 27, 2005
OPERATING ACTIVITIES:
Net income	$14,277	$31,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,861	16,163
Deferred income taxes	(2,846)	5,559
Loss on disposal of property and equipment	203	28
Share-based compensation	2,873	240
Tax benefit from exercise of stock options	—	1,837
Excess tax benefits from share-based compensation	(791)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,975)	(4,082)
Merchandise inventories	(54,142)	(38,712)
Other current assets	(1,524)	(5,365)
Accounts payable	21,661	35,001
Employee compensation	130	(1,307)
Other liabilities and accrued expenses	3,816	104
Deferred rent payments	3,119	2,469

Net cash provided by operating activities	1,662	43,563
INVESTING ACTIVITIES:
Purchases of property and equipment	(40,378)	(34,967)
Proceeds from disposal of property and equipment	200	3
Lease acquisition costs	—	(17)
Settlement of Man Alive holdback	(1,500)	—
Proceeds from sale of available-for-sale marketable securities	155,475	178,675
Purchases of available-for-sale marketable securities	(106,400)	(138,750)

Net cash provided by investing activities	7,397	4,944
FINANCING ACTIVITIES:
Proceeds from debt	20,000	—
Principal payments on debt	(20,000)	—
Dividends paid to shareholders	(2,404)	(2,444)
Proceeds from issuance of shares	976	2,296
Excess tax benefits from share-based compensation	791	—
Purchase of treasury stock	(15,619)	(1,620)

Net cash used in financing activities	(16,256)	(1,768)
Net (decrease) increase in cash and cash equivalents	(7,197)	46,739
Cash and cash equivalents at beginning of period	47,488	55,991

Cash and cash equivalents at end of period	$40,291	$102,730

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

Certain amounts in the financial statements of the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 25, 2006 (“fiscal 2006”).

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal year 2008). The Company is currently evaluating the provisions of FIN 48.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 states that the classification of taxes as gross or net is an accounting policy decision that is dependent on type of tax and that similar taxes are to be presented in a similar manner. EITF Issue No. 06-3 is effective for reporting periods beginning after December 15, 2006. EITF Issue No. 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements as the Company has historically presented sales excluding all taxes.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of February 26, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the thirteen and twenty-six weeks ended August 26, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Under the modified prospective transition method, share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the thirteen and twenty-six weeks ended August 26, 2006 and for the balance of fiscal year 2007 will include compensation expense for:

•	Unvested share-based awards granted prior to February 26, 2006, based on the grant date fair value determined in accordance with the pro forma provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

•	Share-based awards granted subsequent to February 26, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123(R).

Total share-based compensation expense recognized under SFAS 123(R) for the thirteen and twenty-six weeks ended August 26, 2006 was $1.4 and $2.8 million, respectively. Share-based compensation expense of $0.1 and $0.2 million for the thirteen and twenty-six weeks ended August 27, 2005 related to options that were granted in prior years that had an exercise price below the fair market value on the date of grant, which the Company expensed under APB 25 over the requisite service period.

Share-based compensation expense recognized in the Consolidated Statements of Income for the thirteen and twenty-six weeks ended August 26, 2006 is based on awards ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result, beginning in fiscal 2007, the Company began applying an estimated forfeiture rate based on historical data to determine the amount of compensation expense recognized in the Consolidated Statements of Income. Prior to 2007, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all options would vest and pro forma expense was only adjusted when options were actually forfeited prior to the vesting dates.

Compensation expense for stock options is recognized, net of forfeitures, over the requisite service period on a straight-line basis, using a single option approach (each option is valued as one grant, irrespective of the number of vesting tranches). Restricted stock expense is recognized, net of forfeitures, on a straight-line basis over the requisite service period.

As a result of adopting SFAS 123(R) on February 26, 2006, the Company’s income before income taxes and net income for the thirteen weeks ended August 26, 2006 are $1.1 million and $0.7 million lower, respectively and for the twenty-six weeks ended August 26, 2006, are $2.1 million and $1.3 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the thirteen weeks ended August 26, 2006 are $0.01 lower and for the twenty-six weeks ended August 26, 2006 are $0.03 lower than if the company had continued to account for share-based compensation under APB 25.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.8 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the company had continued to account for share-based compensation under APB 25.

The following table is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation prior to February 26, 2006 (in thousands except per share data):

	Thirteen weeks ended August 27, 2005	Twenty-six weeks ended August 27, 2005
Net income as reported	$18,880	$31,628
Total share-based employee compensation expense using the fair value based method, net of related tax	(786)	(1,673)
Share-based employee compensation expense recorded, net of related tax	75	150

Pro forma net income	$18,169	$30,105

Diluted net income per share:
As reported	$.38	$.63
Pro forma	$.37	$.61
Basic net income per share:
As reported	$.39	$.65
Pro forma	$.37	$.62

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

The weighted-average estimated fair value of employee stock options granted during the twenty-six weeks ended August 26, 2006 was $6.62 per share based on the following weighted-average assumptions (there were no options granted in the twenty-six weeks ended August 27, 2005):

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

Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date.

The Company’s stock option activity for the twenty-six weeks ended August 26, 2006 was as follows:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 25, 2006	3,115,720	$10.87
Granted	330,500	$16.06
Exercised	(188,740)	$3.66
Canceled	(63,060)	$14.71

Outstanding at August 26, 2006	3,194,420	$11.76	7.0	$7,437,868

Exercisable at August 26, 2006	1,473,640	$8.64	5.7	$5,424,906

As of August 26, 2006, there was $7.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 2.2 years.

The Company’s restricted stock activity for the twenty-six weeks ended August 26, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at February 25, 2006	101,300	$14.35
Granted	153,450	$16.07
Exercised	—	$—
Canceled	(8,500)	$15.02

Unvested at August 26, 2006	246,250	$15.40

As of August 26, 2006, there was $2.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 2.2 years.

3.	Common Stock

On July 22, 2004, the Company’s Board of Directors approved a stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 2007, up to 5 million shares of the Company’s outstanding Class A Common Stock. During the twenty-six weeks ended August 26, 2006, the Company purchased 1,260,017 shares of its Class A Common Stock at an average price of $12.40 per share for an aggregate amount of $15,619,000. As of August 26, 2006, the Company has 2,415,383 shares still available for repurchase under the program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, the availability of products, management of growth, and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended February 25, 2006 (fiscal 2006).

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Thirteen weeks ended		Twenty-six weeks ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Number of Stores:
Finish Line
Beginning of period	669	625	657	598
Opened	5	16	19	44
Closed	(2)	(2)	(4)	(3)

End of period	672	639	672	639

Man Alive
Beginning of period	65	38	51	37
Opened	11	—	25	1
Closed	—	—	—	—

End of period	76	38	76	38

Paiva
Beginning of period	4	—	—	—
Opened	2	—	6	—
Closed	—	—	—	—

End of period	6	—	6	—

Total
Beginning of period	738	663	708	635
Opened	18	16	50	45
Closed	(2)	(2)	(4)	(3)

End of period	754	677	754	677

	August 26, 2006	August 27, 2005
Square feet information as of:
Finish Line
Square feet	3,760,967	3,605,426
Average store size	5,597	5,642
Man Alive
Square feet	244,774	107,499
Average store size	3,221	2,829
Paiva
Square feet	23,511	—
Average store size	3,919	—
Total
Square feet	4,029,252	3,712,925

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (In thousands):

	Thirteen Weeks Ended
	August 26, 2006		August 27, 2005
	(unaudited)		(unaudited)
Category
Footwear	$274,450	81%	$276,942	81%
Softgoods	64,185	19%	64,631	19%

Total	$338,635	100%	$341,573	100%

	Twenty-Six Weeks Ended
	August 26, 2006		August 27, 2005
	(unaudited)		(unaudited)
Category
Footwear	$505,137	80%	$514,216	81%
Softgoods	122,544	20%	118,624	19%

Total	$627,681	100%	$632,840	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	69.9	67.5	70.1	68.1

Gross profit	30.1	32.5	29.9	31.9
Selling, general and administrative expenses	25.4	23.8	26.4	24.1

Operating income	4.7	8.7	3.5	7.8
Interest income – net	—	.1	.2	.2

Income before income taxes	4.7	8.8	3.7	8.0
Provision for income taxes	1.8	3.3	1.4	3.0

Net income	2.9%	5.5%	2.3%	5.0%

Thirteen Weeks Ended August 26, 2006 Compared to Thirteen Weeks Ended August 27, 2005

Net sales decreased 0.9% to $338.6 million for the thirteen weeks ended August 26, 2006 from $341.6 million for the thirteen weeks ended August 27, 2005. This decrease in net sales was primarily attributable to a decline in comparable store sales offset partially by an increase in the number of stores in operation. As of August 26, 2006, the number of stores in operation increased by 77 stores (11.4%) to 754 from 677 at August 27, 2005. The 77 additional stores were made up of 41 new Finish Line stores less 8 Finish Line stores closed, 38 new Man Alive stores and 6 new Paiva stores. During the thirteen weeks ended August 26, 2006, the Company’s comparable store sales decreased 6.6% compared to the same period in the prior year. Comparable net footwear sales for the thirteen weeks ended August 26, 2006 decreased 5.0%, while comparable net softgood sales for the comparable period decreased 13.3%. The Company believes an increasingly competitive and promotional retail environment in the mall, as well as a decrease in women’s and kid’s footwear due to the lack of new exciting footwear and an industry trend to low profile and fusion footwear, negatively affected the footwear business for the thirteen weeks ended August 26, 2006. The 13.3% decrease in comparable net softgood sales was primarily due to a continued decline of licensed apparel as well as weakness in the accessories category during the thirteen weeks ended August 26, 2006.

Gross profit for the thirteen weeks ended August 26, 2006 was $101.8 million, a decrease of $9.3 million (8.4%) from the $111.1 million for the thirteen weeks ended August 27, 2005. During this same period, gross profit decreased to 30.1% of net sales versus 32.5% for the prior year. This 2.4% decrease was due to a 1.1% increase in occupancy costs as a percentage of net sales, a 1.1% decrease in margin for product sold and a 0.2% increase in inventory shrink. The 1.1% increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to the negative 6.6% comparable store sales for the thirteen weeks ended August 26, 2006. The 1.1% decrease in margin for product sold was primarily due to a more promotional back-to-school selling season than the thirteen weeks ended August 27, 2005.

Selling, general and administrative expenses increased $4.6 million (5.6%) to $86.0 million (25.4% of net sales) for the thirteen weeks ended August 26, 2006 from $81.4 million (23.8% of net sales) for the thirteen weeks ended August 27, 2005. This dollar increase was primarily attributable to the operating costs related to operating 77 additional stores at August 26, 2006 versus August 27, 2005. The increase of 1.6% as a percentage of net sales was due primarily to the following: a) an increase of 0.6% in payroll related expenses primarily due to deleveraging from negative comparable store sales; b) an increase in freight of 0.4% as a percentage of net sales attributed largely to higher fuel surcharges with escalating fuel prices; c) an increase of 0.4% in share-based compensation primarily due to the adoption of FAS 123R; d) an increase of 0.7% as a result of incremental Man Alive and Paiva costs; and e) an increase in depreciation of 0.2% due to the additional stores opened but deleveraged from decline in overall sales. These were offset partially by a decrease of 0.3% in advertising as well as the thirteen weeks ended August 27, 2005 including a $1.5 million (0.4% of net sales) reserve recorded related to a class action suit.

Net interest income was $0.2 million for the thirteen weeks ended August 26, 2006, compared to net interest income of $0.5 million (0.2% of net sales) for the thirteen weeks ended August 27, 2005, a decrease of $0.3 million. This decrease was primarily due to a lower cash and marketable securities balance for the thirteen weeks ended August 26, 2006 compared to the thirteen weeks ended August 27, 2005 as well as incurring $0.2 million of interest expense during the thirteen weeks ended August 26, 2006 compared to zero during the thirteen weeks ended August 27, 2005.

The Company’s provision for income taxes decreased $5.2 million for the thirteen weeks ended August 26, 2006 compared to the thirteen weeks ended August 27, 2005. The dollar decrease was due to the decreased level of income before income taxes for the thirteen weeks ended August 26, 2006 offset partially by an increase in the effective tax rate to 38.0% for the thirteen weeks ended August 26, 2006 from 37.5% for the thirteen weeks ended August 27, 2005.

Net income decreased 47.5% to $9.9 million for the thirteen weeks ended August 26, 2006 compared to $18.9 million for the thirteen weeks ended August 27, 2005. Diluted net income per share decreased 44.7% to $0.21 for the thirteen weeks ended August 26, 2006 compared to diluted net income per share of $0.38 for the thirteen weeks ended August 27, 2005. Diluted weighted average shares outstanding were 47,612,000 and 49,854,000 for the thirteen weeks ended August 26, 2006 and August 27, 2005, respectively. The decrease in diluted weighted average shares outstanding is primarily related to the nearly 2.5 million shares repurchased by the Company since August 27, 2005.

Twenty-Six Weeks Ended August 26, 2006 Compared to Twenty-Six Weeks Ended August 27, 2005

Net sales decreased 0.8% ($5.1 million) to $627.7 million for the twenty-six weeks ended August 26, 2006 from $632.8 million for the twenty-six weeks ended August 27, 2005. The decrease was due to a comparable store sales decrease of 6.8% for the twenty-six weeks ended August 26, 2006. These decreases were partially offset by an increase of $28.3 million attributable to a 11.4% increase in the number of stores open (677 at August 27, 2005 to 754 at August 26, 2006) as well as a $10.7 million increase in net sales from the 45 stores open only part of the twenty-six week period last year. Comparable net footwear sales for the twenty-six weeks ended August 26, 2006 decreased 6.4% while comparable net softgood sales decreased 8.9%. The 6.4% decrease in comparable net footwear sales were a result of an increasingly competitive and promotional retail environment in the mall, as well as a decrease in women’s and kid’s footwear due to the lack of new exciting footwear and an industry trend to low profile and fusion footwear. The 8.9% decrease in comparable net softgood sales was primarily due to a continued decline of licensed apparel as well as weakness in the accessories category during the twenty-six weeks ended August 26, 2006.

Gross profit for the twenty-six weeks ended August 26, 2006 was $187.7 million, a decrease of $14.1 million (7.0%) over the $201.8 million for the twenty-six weeks ended August 27, 2005. Gross profit was 29.9% of net sales for the twenty-six weeks ended August 26, 2006 compared to 31.9% of net sales for the twenty-six weeks ended August 27, 2005. This 2.0% decrease was due to a 1.4% increase in occupancy costs, a 0.5% and 0.1% decrease in margin for product sold and increase in inventory shrink, respectively. The 1.4% increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to the 6.8% negative comparable store sales for the twenty-six weeks ended August 26, 2006. The 0.5% decrease in margin for product sold was primarily related to a more promotional back-to-school selling season this year.

Selling, general and administrative expenses increased $13.3 million (8.8%) to $165.6 million (26.4% of net sales) for the twenty-six weeks ended August 26, 2006 from $152.3 million (24.1% of net sales) for the twenty-six weeks ended August 27, 2005. This dollar increase was primarily attributable to the operating costs related to operating 77 additional stores at August 26, 2006 versus August 27, 2005. The increase of 2.3% as a percentage of net sales was due primarily to the following: a) an increase of 0.6% in payroll related expenses primarily due to deleveraging from negative comparable store sales; b) an increase in freight of 0.3% as a percentage of net sales attributed largely to higher fuel surcharges with escalating fuel prices; c) an increase of 0.4% in share-based compensation primarily due to the adoption of FAS 123R; d) an increase of 0.5% as a result of incremental Man Alive and Paiva costs; e) an increase of depreciation of 0.4% due to additional stores open but deleveraged from decline in overall sales. These were offset partially by the twenty-six weeks ended August 27, 2005 including a $1.5 million (0.2% of net sales) reserve recorded related to a class action lawsuit.

Net interest income was $0.9 million (0.2% of net sales) for the twenty-six weeks ended August 26, 2006, compared to net interest income of $1.1 million (0.2% of net sales) for the twenty-six weeks ended August 27, 2005, a decrease of $0.2 million. This decrease was primarily due to an increase of interest expense incurred in the twenty-six weeks ended August 26, 2006 of $0.2 million compared to the twenty-six weeks ended August 27, 2005.

The Company’s provision for federal and state income taxes decreased $10.2 million to $8.8 million for the twenty-six weeks ended August 26, 2006 from $19.0 million for the twenty-six weeks ended August 27, 2005. The dollar decrease is due to the decreased level of income before income taxes for the twenty-six weeks ended August 26, 2006 compared to the twenty-six weeks ended August 27, 2005, partially offset by an increase in the effective tax rate to 38.0% for the twenty-six weeks ended August 26, 2006 from 37.5% for the twenty-six weeks ended August 27, 2005.

Net income decreased 54.9% to $14.3 million for the twenty-six weeks ended August 26, 2006 compared to $31.6 million for the twenty-six weeks ended August 27, 2005. Diluted net income per share was $0.30 for the twenty-six weeks ended August 26, 2006 compared to $0.63 for the twenty-six weeks ended August 27, 2005. Diluted weighted average shares outstanding were 48,119,000 and 49,878,000, for the periods ended August 26, 2006 and August 27, 2005, respectively. The decrease in diluted weighted average shares outstanding is primarily related to the nearly 2.5 million shares repurchased by the Company since August 27, 2005.

Liquidity and Capital Resources

The Company generated cash of $1.7 million from its operating activities during the twenty-six weeks ended August 26, 2006 as compared to $43.6 million during the twenty-six weeks ended August 27, 2005. The significant decrease of $41.9 million was primarily due to a $28.8 million increase in inventory net of accounts payable compared to the twenty-six weeks ended August 27, 2005, as well as a decrease in net income of $17.4 million.

Consolidated merchandise inventories were $322.7 million at August 26, 2006 compared to $268.6 million at February 25, 2006 and $280.0 million at August 27, 2005. On a per square foot basis, Finish Line merchandise inventories (excluding Man Alive and Paiva) at August 26, 2006 increased 6.1% compared to August 27, 2005, and were 14.6% higher than at February 25, 2006. The 14.6% increase from February 25, 2006 is primarily due to increased inventory levels related to back-to-school season.

The Company’s working capital was $218.1 million at August 26, 2006, a decrease of $21.0 million from $239.1 million at February 25, 2006. This decrease was primarily related to the decrease in cash and marketable securities due to the repurchase of Company shares of $15.6 million.

The Company generated cash of $7.4 and $4.9 million from its investing activities for the twenty-six weeks ended August 26, 2006 and August 27, 2005, respectively. In the twenty-six weeks ended August 26, 2006, $40.4 million was used primarily for construction of new stores, remodeling of existing stores and the expansion of the corporate offices. Proceeds from the sale of available-for-sale marketable securities were $155.5 million for the twenty-six weeks ended August 26, 2006 offset by purchases of $106.4 million of available-for-sale marketable securities.

At August 26, 2006 the Company had cash and cash equivalents of $40.3 million, and no interest bearing debt. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity. The marketable securities are auction market preferreds, which generally have maturities extending well beyond one year; however, there is an active market through which the Company can readily liquidate its holding. Marketable securities are classified as available-for-sale and are available to support current operations.

The Company currently plans to open approximately 40-45 Finish Line stores, 35 Man Alive stores, 15 Paiva stores, remodel 25 existing stores and close 6 to 8 Finish Line stores during this fiscal year. In addition, the Company completed the expansion of the existing corporate office in Indianapolis and has begun renovation on the previous corporate office space along with various other projects. The Company expects capital expenditures for the current fiscal year to approximate $65.0-70.0 million.

Management believes that cash and marketable securities on hand, operating cash flow and the Company’s existing $75.0 million bank facility, which expires on February 25, 2010, will provide sufficient capital to complete the Company’s current store expansion program and to satisfy the Company’s other capital requirements in the foreseeable future.

On July 22, 2004, the Company’s Board of Directors approved a stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 2007, up to 5 million shares of the Company’s outstanding Class A Common Stock. During the twenty-six weeks ended August 26, 2006, the Company purchased 1,260,017 shares of its Class A Common Stock at an average price of $12.40 per share for an aggregate amount of $15,619,000. As of August 26, 2006, the Company has 2,415,383 shares still available for repurchase under the program.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal year 2008). The Company is currently evaluating the provisions of FIN 48.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 states that the classification of taxes as gross or net is an accounting policy decision that is dependent on type of tax and that similar taxes are to be presented in a similar manner. EITF Issue No. 06-3 is effective for reporting periods beginning after December 15, 2006. EITF Issue No. 06-3 will not impact the method for recording these sales taxes in the Company’s consolidated financial statements as the Company has historically presented sales excluding all taxes.

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

For a discussion of the Company’s market risk associated with interest rates as of February 25, 2006 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006. For the twenty-six weeks ended August 26, 2006, there has been no significant change in related market risk factors.

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

The risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006. For the twenty-six weeks ended August 26, 2006, there has been no significant change to identified risk factors.

ITEM 2:	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of Class A Common Stock repurchased by the Company during the quarter ended August 26, 2006, were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June	1,046,342	$12.44	1,046,342	2,515,958
July	100,575	$11.72	100,575	2,415,383
August	—	$—	—	2,415,383

Total	1,146,917	$12.38	1,146,917	2,415,383

(1)	The average price paid per share includes any broker commissions.

The above repurchases were part of a publicly announced plan authorized by the Company’s Board of Directors for a maximum of 5.0 million shares of Common Stock. The program was approved on July 22, 2004 and expires on December 31, 2007.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 20, 2006 the Company held its Annual Meeting of Shareholders at which the following matters were approved by the Company’s shareholders by the votes indicated:

(a)	The following Class II directors were elected to serve until the 2009 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. Of the 39,362,342 shares (1 vote per share) of Class A common stock and the 5,141,336 shares (10 votes per share) of Class B common stock represented at the meeting, the directors were elected by the following votes:

Number Of Votes Received

Name	Votes For	Votes Withheld
Larry Sablosky	88,019,279	2,756,423
Bill Kirkendall	88,567,284	2,208,418
William Carmichael	88,568,120	2,207,582

(b)	Ratification of the Appointment of Ernst & Young LLP as the Company’s Independent Auditors:

Votes For	Votes Against	Votes Abstaining
88,467,974	2,300,396	7,332

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a–14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: September 21, 2006	By:	/s/ Kevin S. Wampler
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