Form 10-Q
period 2006-11-25
FINISH LINE INC /IN/
filed 2006-12-20
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Shares of common stock outstanding at December 15, 2006:

Class A	41,931,260
Class B	5,141,336

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 25, 2006	November 26, 2005	February 25, 2006
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,899	$39,339	$47,488
Marketable securities	—	—	49,075
Accounts receivable, net	17,802	16,254	11,999
Merchandise inventories, net	356,856	311,453	268,590
Income taxes recoverable	—	254	4,375
Other	5,948	10,690	—

Total current assets	393,505	377,990	381,527
PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	39,529	34,014	33,757
Leasehold improvements	283,342	242,879	243,312
Furniture, fixtures, and equipment	112,268	90,740	93,221
Construction in progress	3,251	2,989	10,753

	439,947	372,179	382,600
Less accumulated depreciation	184,437	157,116	161,418

	255,510	215,063	221,182
Deferred income taxes	14,162	1,361	11,118
Intangible assets	13,751	14,074	13,989

Total assets	$676,928	$608,488	$627,816

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 25, 2006	November 26, 2005	February 25, 2006
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$118,579	$108,317	$84,006
Short-term borrowings	20,400	—	—
Employee compensation	8,919	8,732	12,026
Accrued property and sales tax	6,137	6,540	8,254
Deferred income taxes	13,291	8,703	12,429
Other liabilities and accrued expenses	17,640	20,335	25,700

Total current liabilities	184,966	152,627	142,415

Deferred credits from landlords	64,379	56,216	56,859

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized - 100,000
Shares issued – 47,649
Shares outstanding - (November 25, 2006 – 41,928; November 26, 2005 – 42,709; February 25, 2006 – 42,865)	476	476	476
Class B:
Shares authorized – 10,000
Shares issued and outstanding – 5,141	52	52	52
Additional paid-in capital	148,129	141,286	142,645
Retained earnings	327,391	292,797	319,656
Treasury stock - (November 25, 2006 – 5,721; November 26, 2005 – 4,940; February 25, 2006 – 4,784)	(48,465)	(34,966)	(34,287)

Total shareholders’ equity	427,583	399,645	428,542

Total liabilities and shareholders’ equity	$676,928	$608,488	$627,816

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty–Nine Weeks Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Net sales	$281,507	$273,980	$909,188	$906,820
Cost of sales (including occupancy expenses)	203,639	196,432	643,578	627,474

Gross profit	77,868	77,548	265,610	279,346
Selling, general, and administrative expenses	82,655	76,540	248,254	228,794

Operating income (loss)	(4,787)	1,008	17,356	50,552
Interest income (expense), net	(21)	345	864	1,406

Income (loss) before income taxes	(4,808)	1,353	18,220	51,958
Provision (benefit) for income taxes	(1,828)	508	6,923	19,485

Net income (loss)	$(2,980)	$845	$11,297	$32,473

Basic net income (loss) per share	$(.06)	$.02	$.24	$.67

Basic weighted average shares	46,909	48,312	47,328	48,740

Diluted net income (loss) per share	$(.06)	$.02	$.24	$.65

Diluted weighted average shares	46,909	49,058	47,882	49,605

Dividends declared per share	$.025	$.025	$.075	$.075

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands) - (Unaudited)

	Thirty-Nine Weeks Ended
	November 25, 2006	November 26, 2005
OPERATING ACTIVITIES:
Net income	$11,297	$32,473
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28,679	24,870
Deferred income taxes	(2,182)	695
Share-based compensation	4,302	501
Loss on disposal of property and equipment	339	7
Tax benefit from exercise of stock options	—	1,871
Excess tax benefits from share-based compensation	(1,200)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,803)	(2,024)
Merchandise inventories	(88,266)	(70,211)
Other current assets	(1,573)	(7,528)
Accounts payable	34,573	15,939
Employee compensation	(3,107)	(4,151)
Other liabilities and accrued expenses	(7,456)	666
Deferred credits from landlords	7,520	5,684

Net cash used in operating activities	(22,877)	(1,208)
INVESTING ACTIVITIES:
Purchases of property and equipment	(63,334)	(51,432)
Proceeds from disposal of property and equipment	226	24
Lease acquisition costs	—	(17)
Settlement of Man Alive holdback	(1,500)	—
Proceeds from sale of available-for-sale marketable securities	155,475	249,575
Purchases of available-for-sale marketable securities	(106,400)	(192,400)

Net cash (used in) provided by investing activities	(15,533)	5,750
FINANCING ACTIVITIES:
Proceeds from short-term borrowings	57,600	—
Repayments on short-term borrowings	(37,200)	—
Dividends paid to shareholders	(3,582)	(3,670)
Proceeds from issuance of shares	1,422	2,341
Excess tax benefits from share-based compensation	1,200	—
Purchase of treasury stock	(15,619)	(19,865)

Net cash provided by (used in) financing activities	3,821	(21,194)

Net decrease in cash and cash equivalents	(34,589)	(16,652)
Cash and cash equivalents at beginning of period	47,488	55,991

Cash and cash equivalents at end of period	$12,899	$39,339

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal year 2008). The Company is currently evaluating the provisions of FIN 48.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 states that the classification of taxes as gross or net is an accounting policy decision that is dependent on type of tax and that similar taxes are to be presented in a similar manner. EITF Issue No. 06-3 is effective for reporting periods beginning after December 15, 2006. EITF Issue No. 06-3 will not impact the method for recording sales taxes in the Company’s consolidated financial statements as the Company has historically presented sales excluding all taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

2.	Stock Based Compensation

On February 26, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2007.

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors in accordance with APB 25. Under APB 25, no share-based compensation expense was recognized in the Company’s Consolidated Statements of Operations for stock options granted to employees and directors when the exercise price equaled the fair market value of the underlying stock at the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of February 26, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the thirteen and thirty-nine weeks ended November 25, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Under the modified prospective transition method, share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 25, 2006 and for the balance of fiscal year 2007 will include compensation expense for:

•	Unvested share-based awards granted prior to February 26, 2006, based on the grant date fair value determined in accordance with the pro forma provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

•	Share-based awards granted subsequent to February 26, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123(R).

Total share-based compensation expense recognized under SFAS 123(R) for the thirteen and thirty-nine weeks ended November 25, 2006 was $1.4 and $4.3 million, respectively. Share-based compensation expense of $0.3 and $0.5 million for the thirteen and thirty-nine weeks ended November 26, 2005 related to options that were granted in prior years that had an exercise price below the fair market value on the date of grant, which the Company expensed under APB 25 over the requisite service period.

Share-based compensation expense recognized in the Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 25, 2006 is based on awards ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result, beginning in fiscal 2007, the Company began applying an estimated forfeiture rate based on historical data to determine the amount of compensation expense recognized in the Consolidated Statements of Operations. Prior to 2007, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all options would vest and pro forma expense was only adjusted when options were actually forfeited prior to the vesting dates.

Compensation expense for stock options is recognized, net of forfeitures, over the requisite service period on a straight-line basis, using a single option approach (each option is valued as one grant, irrespective of the number of vesting tranches). Restricted stock expense is recognized, net of forfeitures, on a straight-line basis over the requisite service period.

As a result of adopting SFAS 123(R) on February 26, 2006, the Company’s income (loss) before income taxes and net income (loss) for the thirteen weeks ended November 25, 2006 are $1.1 million and $0.7 million lower, respectively, and for the thirty-nine weeks ended November 25, 2006, are $3.2 million and $2.0 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the thirteen weeks ended November 25, 2006 are $0.01 lower and for the thirty-nine weeks ended November 25, 2006 are $0.04 lower than if the Company had continued to account for share-based compensation under APB 25.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.2 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had continued to account for share-based compensation under APB 25.

The following table is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation prior to February 26, 2006 (in thousands except per share data):

	Thirteen weeks ended November 26, 2005	Thirty-nine weeks ended November 26, 2005
	(in thousands except per share amounts)
Net income as reported	$845	$32,473
Total share-based employee compensation expense using the fair value based method, net of related tax	(1,154)	(2,827)
Share-based employee compensation expense recorded, net of related tax	164	314

Pro forma net income (loss)	$(145)	$29,960

Diluted net income per share:
As reported	$.02	$.65
Pro forma	$—	$.61
Basic net income per share:
As reported	$.02	$.67
Pro forma	$—	$.62

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

The weighted-average estimated fair value of employee stock options granted during the thirty-nine weeks ended November 25, 2006 and November 26, 2005 was $6.40 and $6.51, respectively, per share based on the following weighted-average assumptions:

	Thirty-nine weeks ended
	November 25, 2006	November 26, 2005
Expected volatility	45.0%	49.8%
Risk-free interest rate	4.7%	4.1%
Dividend yield	.76%	.66%
Expected life (years)	4.5	5.0

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

Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date.

The Company’s stock option activity for the thirty-nine weeks ended November 25, 2006 was as follows:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 25, 2006	3,115,720	$10.87
Granted	370,500	$15.54
Exercised	(294,200)	$3.42
Canceled	(80,560)	$15.35

Outstanding at November 25, 2006	3,111,460	$12.02	6.7	$10,745,577

Exercisable at November 25, 2006	1,362,930	$9.04	5.6	$7,594,743

As of November 25, 2006, there was $6.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 2.1 years.

The Company’s restricted stock activity for the thirty-nine weeks ended November 25, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at February 25, 2006	101,300	$14.35
Granted	153,450	$16.07
Vested	—	$—
Canceled	(12,500)	$15.07

Unvested at November 25, 2006	242,250	$15.40

As of November 25, 2006, there was $2.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 2.2 years.

3.	Common Stock

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program which authorizes the Company to purchase, on the open market or in privately negotiated transactions through December 2007, up to 5 million shares of the Company’s outstanding Class A Common Stock. During the thirty-nine weeks ended November 25, 2006, the Company purchased 1,260,017 shares of its Class A Common Stock at an average price of $12.40 per share for an aggregate purchase price of $15,619,000. There were no shares repurchased during the thirteen weeks ended November 25, 2006. As of November 25, 2006, the Company has 2,415,383 shares still available for repurchase under the program.

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

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Thirteen weeks ended		Thirty-nine weeks ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Number of Stores:
Finish Line
Beginning of period	672	639	657	598
Opened	21	20	40	64
Closed	(1)	(1)	(5)	(4)

End of period	692	658	692	658

Man Alive
Beginning of period	76	38	51	37
Opened	12	11	37	12
Closed	—	—	—	—

End of period	88	49	88	49

Paiva
Beginning of period	6	—	—	—
Opened	6	—	12	—
Closed	—	—	—	—

End of period	12	—	12	—

Total
Beginning of period	754	677	708	635
Opened	39	31	89	76
Closed	(1)	(1)	(5)	(4)

End of period	792	707	792	707

	November 25, 2006	November 26, 2005
Square feet information as of:
Finish Line
Square feet	3,854,382	3,706,986
Average store size	5,570	5,634
Man Alive
Square feet	287,987	149,946
Average store size	3,273	3,060
Paiva
Square feet	47,087	—
Average store size	3,924	—
Total
Square feet	4,189,456	3,856,932

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (In thousands):

	Thirteen Weeks Ended
	November 25, 2006		November 26, 2005
	(unaudited)		(unaudited)
Category
Footwear	$212,047	75%	$209,804	77%
Softgoods	69,460	25%	64,176	23%

Total	$281,507	100%	$273,980	100%

	Thirty-Nine Weeks Ended
	November 25, 2006		November 26, 2005
	(unaudited)		(unaudited)
Category
Footwear	$717,184	79%	$724,020	80%
Softgoods	192,004	21%	182,800	20%

Total	$909,188	100%	$906,820	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	72.3	71.7	70.8	69.2

Gross profit	27.7	28.3	29.2	30.8
Selling, general and administrative expenses	29.4	27.9	27.3	25.2

Operating income (loss)	(1.7)	.4	1.9	5.6
Interest income – net	—	.1	.1	.2

Income (loss) before income taxes	(1.7)	.5	2.0	5.8
Provision (benefit) for income taxes	(.6)	.2	.8	2.2

Net income (loss)	(1.1)%	.3%	1.2%	3.6%

Thirteen Weeks Ended November 25, 2006 Compared to Thirteen Weeks Ended November 26, 2005

Net sales increased 2.7% to $281.5 million for the thirteen weeks ended November 25, 2006 from $274.0 million for the thirteen weeks ended November 26, 2005. This increase in net sales was primarily attributable to an increase in net sales from new stores, partially offset by a 3.3% decrease in comparable store sales for the thirteen weeks ended November 25, 2006. As of November 25, 2006, the number of stores in operation increased by 85 stores (12.0%) to 792 from 707 at November 26, 2005. The 85 additional stores were made up of 42 new Finish Line stores less 8 Finish Line stores closed plus 39 new Man Alive stores and 12 new Paiva stores. Comparable footwear net sales for the thirteen weeks ended November 25, 2006¸ decreased approximately 2.1% versus the thirteen weeks ended November 26, 2005. Comparable softgoods net sales decreased approximately 7.2% for the comparable period. The 2.1% decline in footwear net sales is primarily related to poor performance in women’s running and men’s basketball during the thirteen weeks ended November 25, 2006. The 7.2% decline in softgoods net sales is primarily due to poor performance in private label apparel as well as a slow down in accessories. Net sales per square foot for comparable stores decreased to $68 from $71 for the same thirteen-week period of the prior year.

Gross profit for the thirteen weeks ended November 25, 2006 was $77.9 million, an increase of $0.3 million (0.4%) over the thirteen weeks ended November 26, 2005. During this same period, gross profit decreased to 27.7% of net sales versus 28.3% for the prior year. This 0.6% decrease as a percentage of net sales was due to a 0.6% increase in occupancy costs as a percentage of net sales. The 0.6% increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to the negative 3.3% comparable store sales for the thirteen weeks ended November 25, 2006.

Selling, general and administrative expenses increased $6.1 million (8.0%) to $82.7 million (29.4% of net sales) for the thirteen weeks ended November 25, 2006 from $76.5 million (27.9% of net sales) for the thirteen weeks ended November 26, 2005. This increase was primarily attributable to the operating costs related to operating 85 additional stores (34 net Finish Line stores, 39 Man Alive stores and 12 Paiva stores) at November 25, 2006 versus November 26, 2005. The 1.5% increase of selling, general and administrative expenses as a percentage of net sales was primarily related to the following factors: a) an increase of 0.9% in payroll related expenses primarily due to deleveraging from negative comparable store sales; b) an increase of 0.4% in share-based compensation primarily due to the adoption of FAS 123R; and c) an increase of 0.9% as a result of incremental Man Alive and Paiva costs. These were offset partially by a decrease of 0.8% in advertising. The 0.8% decrease in advertising as a percentage of net sales was primarily due to a planned reduction of marketing expenses by reducing the catalog circulation during the thirteen weeks ended November 25, 2006.

Net interest expense was $21,000 for the thirteen weeks ended November 25, 2006 compared to net interest income of $0.3 million for the thirteen weeks ended November 26, 2005. The decrease of $0.3 million was primarily due to lower cash and marketable securities balances during the thirteen weeks ended November 25, 2006 as compared to the thirteen weeks ended November 26, 2005 as well as short-term borrowings during the thirteen weeks ended November 25, 2006 compared to no short-term borrowings during the thirteen weeks ended November 26, 2005.

Income taxes were a benefit of $1.8 million for the thirteen weeks ended November 25, 2006, compared to expense of $0.5 million for the thirteen weeks ended November 26, 2005. This $2.3 million decrease in income tax expense was due to a loss before income taxes of $4.8 million for the thirteen weeks ended November 25, 2006 compared to income before taxes of $1.4 million for the thirteen weeks ended November 26, 2005, along with an increase in the effective tax rate from 37.5% for the thirteen weeks ended November 26, 2005 to 38.0% for the thirteen weeks ended November 25, 2006.

Net loss was $3.0 million for the thirteen weeks ended November 25, 2006 compared to net income of $0.8 million for the thirteen weeks ended November 26, 2005. Net loss per diluted share was $.06 for the thirteen weeks ended November 25, 2006 compared to net income per diluted share of $.02 for the thirteen weeks ended November 26, 2005. Diluted weighted average shares outstanding were 46,909,000 and 49,058,000 for the thirteen weeks ended November 25, 2006 and November 26, 2005, respectively. The decrease in weighted average shares outstanding is primarily related to the 2.5 million shares repurchased by the Company since August 27, 2005, partially offset by the exercise of Company stock options.

Thirty-Nine Weeks Ended November 25, 2006 Compared to Thirty-Nine Weeks Ended November 26, 2005

Net sales increased 0.3%, or $2.4 million, to $909.2 million for the thirty-nine weeks ended November 25, 2006 from $906.8 million for the thirty-nine weeks ended November 26, 2005. Of this increase, $27.0 million was attributable to a 12.0% increase in the number of stores open (42 Finish Line stores opened less 8 stores closed plus 39 Man Alive stores and 12 Paiva stores opened) during the period from 707 at November 26, 2005 to 792 at November 25, 2006. The balance of the increase was attributable to a $29.2 million increase in net sales from the existing stores open only part of the first thirty-nine weeks of last year offset by a comparable store net sales decrease of 5.8% for the thirty-nine weeks ended November 25, 2006. Comparable footwear net sales for the thirty-nine weeks ended November 25, 2006, decreased approximately 5.1%. The 5.1% decline is primarily related to the poor performance of women’s and kid’s footwear during the thirty-nine weeks ended November 25, 2006. Comparable softgoods net sales decreased approximately 8.3% for the comparable period. The 8.3% decrease in comparable net softgoods net sales was primarily due to a decline in the average retail selling price of softgoods. This is primarily related to the shift in fashion from licensed jerseys to more branded and private label sold during the thirty-nine weeks ended November 25, 2006. Net sales per square foot for comparable stores decreased to $224 from $244 for the same period of the prior year.

Gross profit for the thirty-nine weeks ended November 25, 2006 was $265.6 million, a decrease of $13.7 million (4.9%) over the $279.3 million for the thirty-nine weeks ended November 26, 2005. Gross profit was 29.2% of net sales for the thirty-nine weeks ended November 25, 2006 compared to 30.8% for the thirty-nine weeks ended November 26, 2005. This 1.6% decrease as a percentage of net sales was due to a 1.1% increase in occupancy costs as a percentage of net sales, a 0.4% decrease in margin for product sold as a percentage of net sales, and a 0.1% increase in shrink expense as a percentage of net sales. The 1.1% increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to the 5.8% decrease in comparable store sales for the thirty-nine weeks ended November 25, 2006. The 0.4% decrease in margin for product sold was primarily related to a more promotional environment during the thirty-nine weeks ended November 25, 2006 compared to the thirty-nine weeks ended November 26, 2005.

Selling, general and administrative expenses increased $19.5 million (8.5%) to $248.3 million (27.3% of net sales) for the thirty-nine weeks ended November 25, 2006 from $228.8 million (25.2% of net sales) for the thirty-nine weeks ended November 26, 2005. This dollar increase was primarily attributable to the operating costs related to operating 85 additional stores at November 25, 2006 versus November 26, 2005. The 2.1% increase in selling, general and administrative expenses as a percentage of net sales was primarily related to the following: a) an increase of 0.7% in payroll related expenses primarily due to deleveraging from negative comparable store sales; b) an increase of 0.4% in share-based compensation primarily due to the adoption of FAS 123R; c) an increase in freight of 0.3% due to shipping to 85 additional stores opened this year and deleveraged due to negative comparable store sales as well as higher fuel surcharges; d) an increase in depreciation of 0.3% due to 85 additional stores opened this year but deleveraged from negative comparable store sales; and e) an increase of 0.6% as a result of incremental Man Alive and Paiva costs. These changes were partially offset by a decrease in advertising expense of 0.2% of net sales as well as the thirty-nine weeks ended November 26, 2005 including a $1.5 million (0.2% of net sales) reserve related to a class action lawsuit.

Net interest income was $0.9 million (0.1% of net sales) for the thirty-nine weeks ended November 25, 2006, compared to net interest income of $1.4 million (0.2% of net sales) for the thirty-nine weeks ended November 26, 2005, a decrease of $0.5 million (38.5%). This decrease was due primarily to lower cash and marketable securities balances for the thirty-nine weeks ended November 25, 2006 compared to the thirty-nine weeks ended November 26, 2005 as well as short-term borrowings during the thirty-nine weeks ended November 25, 2006 compared to no short-term borrowings during the thirty-nine weeks ended November 26, 2005.

The Company’s provision for federal and state income taxes was $6.9 million (0.8% of net sales) for the thirty-nine weeks ended November 25, 2006 compared to $19.5 million (2.2% of net sales) for the thirty-nine weeks ended November 26, 2005. The $12.6 million decrease in income tax expense is due to the decreased level in income before income taxes for the thirty-nine weeks ended November 25, 2006 partially offset by an increase in effective tax rate to 38.0% for the thirty-nine weeks ended November 25, 2006 from 37.5% for the thirty-nine weeks ended November 26, 2005.

Net income decreased 65.2% to $11.3 million for the thirty-nine weeks ended November 25, 2006 compared to $32.5 million for the thirty-nine weeks ended November 26, 2005. Net income per diluted share decreased 63.1% to $.24 for the thirty-nine weeks ended November 25, 2006 compared to net income per diluted share of $.65 for the thirty-nine weeks ended November 26, 2005. Diluted weighted average shares outstanding were 47,882,000 and 49,605,000 for the periods ended November 25, 2006 and November 26, 2005, respectively. The decrease in weighted average shares outstanding is primarily related to the 2.5 million shares repurchased by the Company since August 27, 2005, partially offset by the exercise of Company stock options.

Liquidity and Capital Resources

The Company used net cash of $22.9 million in its operating activities during the thirty-nine weeks ended November 25, 2006 as compared to net cash used in its operating activities of $1.2 million during the thirty-nine weeks ended November 26, 2005. The increase of $21.7 million used in operations was due primarily to the $21.2 million decrease in net income for the thirty-nine weeks ended November 25, 2006 compared to the thirty-nine weeks ended November 26, 2005.

Consolidated merchandise inventories were $356.9 million at November 25, 2006 compared to $268.6 million at February 25, 2006 and $311.5 million at November 26, 2005. On a per square foot basis, Finish Line merchandise inventories (excluding Man Alive and Paiva) at November 25, 2006 increased 4.9% compared to November 26, 2005, and were 21.4% higher than at February 25, 2006. The 21.4% increase from February 25, 2006 is due to the seasonality of the business and building inventory in November for the holiday season in December, which is consistent with prior years.

The Company had working capital of $208.5 million at November 25, 2006, a decrease of $30.6 million from the working capital of $239.1 million at February 25, 2006.

The Company used net cash of $15.5 million for its investing activities and generated cash of $5.8 million for the thirty-nine week periods ended November 25, 2006 and November 26, 2005, respectively. In the thirty-nine weeks ended November 25, 2006, $63.3 million was used primarily for constructing new stores, remodeling existing stores and expanding the corporate offices. Proceeds from the sale of available-for-sale marketable securities were $155.5 million for the thirty-nine weeks ended November 25, 2006 offset by purchases of $106.4 million of available-for-sale marketable securities. A portion of the proceeds were used to purchase $15.6 million of treasury shares and pay $3.6 million in dividends during the thirty-nine week period ended November 25, 2006.

At November 25, 2006 the Company had cash and cash equivalents of $12.9 million and interest bearing debt of $20.4 million. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity. The Company anticipates repaying any outstanding short-term borrowings during the fourth quarter.

The Company currently plans to open 40 Finish Line stores (all were opened by November 25, 2006), 37 Man Alive stores (all were opened by November 25, 2006), 14-15 Paiva stores (12 were opened by November 25, 2006), remodel 17 existing Finish Line stores (16 have been completed through November 25, 2006) and close 5-8 Finish Line stores during this fiscal year. In addition, the Company completed the expansion of the existing corporate office in Indianapolis and has begun renovation on the previous corporate office space along with various other projects. The Company expects capital expenditures for the current fiscal year to approximate $65.0-70.0 million. In fiscal 2008, the Company currently plans to open 20-25 Finish Line stores, 15-20 Man Alive stores and no Paiva stores. The Company also plans to remodel 10-12 Finish Line stores and 2-4 Man Alive stores. Management believes that cash on hand, operating cash flow and the Company’s existing $75.0 million bank facility, which expires on February 25, 2010, will provide sufficient capital to complete the Company’s current store expansion program and to satisfy the Company’s other capital requirements in the foreseeable future.

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program which authorizes the Company to purchase, on the open market or in privately negotiated transactions through December 2007, up to 5.0 million shares of the Company’s Class A Common Stock outstanding. During the thirty-nine weeks ended November 25, 2006, the Company purchased 1.3 million shares of its Class A Common Stock at an average price of $12.40 per share for an aggregate purchase price of $15.6 million. The Company has 2.4 million shares still available to repurchase under the program.

The Company’s contractual obligations primarily consist of long-term debt, operating leases, and purchase orders for merchandise inventory. Other than short-term borrowings of $20.4 million outstanding as of November 25, 2006, there have been no significant changes in the Company’s contractual obligations since February 25, 2006, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and additional operating leases entered into due to store openings).

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal year 2008). The Company is currently evaluating the provisions of FIN 48.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 states that the classification of taxes as gross or net is an accounting policy decision that is dependent on type of tax and that similar taxes are to be presented in a similar manner. EITF Issue No. 06-3 is effective for reporting periods beginning after December 15, 2006. EITF Issue No. 06-3 will not impact the method for recording sales taxes in the Company’s consolidated financial statements as the Company has historically presented sales excluding all taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

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

For a discussion of the Company’s market risk associated with interest rates as of February 25, 2006 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006. There have been no significant change in related market risk factors since February 25, 2006.

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

The risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006. For the thirteen weeks ended November 25, 2006, there has been no significant change to identified risk factors.

ITEM 2:	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a) Exhibits

10.1	Form of Employment Agreement, dated as of October 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 30, 2006)

10.2	Form of Founders Letter, dated as of October 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 30, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a–14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: December 20, 2006	By:	/s/ Kevin S. Wampler
Kevin S. Wampler Executive Vice President-Chief Financial Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description

10.1	Form of Employment Agreement, dated as of October 30, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 30, 2006)

10.2	Form of Founders Letter, dated as of October 30, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 30, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002