Form 10-K
period 2007-03-03
FINISH LINE INC /IN/
filed 2007-05-04
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 3, 2007

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

Class A Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 25, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $453,005,000, which was based on the last sale price reported for such date by NASDAQ.

The number of shares of the Registrant’s Common Stock outstanding on April 20, 2007 was:

Class A Common Stock: 42,575,462

Class B Common Stock: 5,141,336

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement (to be filed within 120 days after March 3, 2007) for the Annual Meeting of Shareholders to be held on July 19, 2007 (hereinafter referred to as the “2007 Proxy Statement”) are incorporated into Part III.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed in this Form 10-K and the documents incorporated by reference are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: changing consumer preferences; the inability of The Finish Line, Inc. and its consolidated subsidiaries (collectively, the “Company”) to successfully market its footwear, apparel, accessories and other merchandise; price, product and other competition from other retailers (including internet and direct manufacturer sales); the unavailability of products; the inability to locate and obtain favorable lease terms for the Company’s stores; the inability to successfully integrate acquired businesses; the inability to implement our strategic developments of Paiva or other new concepts; the loss of key employees, general economic conditions and adverse factors impacting the retail athletic industry; management of growth; and the other risks detailed in the Company’s Securities and Exchange Commission filings. In this Annual Report on Form 10-K, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward looking-statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1—Business

General

Throughout this Annual Report on Form 10-K, the fiscal years ended March 3, 2007, February 25, 2006 and February 26, 2005 are referred to as fiscal 2007, 2006 and 2005, respectively.

The Finish Line, Inc. together with its subsidiaries (collectively the “Company”), is one of the largest mall-based specialty retailers in the United States, and operates under the Finish Line, Man Alive, and Paiva brand names.

Finish Line.    Finish Line is one of the largest mall-based specialty retailers of brand name athletic, lifestyle and outdoor footwear, and softgoods in the United States. As of April 20, 2007, the Company operated 693 Finish Line stores in 47 states. A Finish Line store generally carries a large selection of men’s, women’s and children’s athletic and lifestyle shoes, as well as a broad assortment of softgoods. Brand names offered by Finish Line include Nike, adidas, Puma, Reebok, Skechers, New Balance, K-Swiss, Timberland, Asics, Converse and many others. Finish Line attempts to distinguish itself from other athletic footwear specialty retailers through larger mall-based store formats. Finish Line stores average 5,557 square feet. Finish Line’s strategy is to create an exciting and entertaining retail environment by continually updating store designs, and to operate a larger store size than its competitors’ stores, which permits greater product selection and merchandising flexibility. Finish Line devotes a greater percentage of its sales area to softgoods than typical athletic footwear specialty stores. Softgoods accounted for approximately 19% of Finish Line’s net sales in fiscal 2007.

Man Alive.    Man Alive is one of the nation’s leading street fashion retailers offering men’s and women’s name brand fashions from the industry’s leading designers. As of April 20, 2007, the Company operated 87 Man Alive stores in 18 states. Man Alive attempts to distinguish itself from competitors by carrying more brands than other competitors as well as early identification of progressive and edgy trends in urban apparel, which enables Man Alive to be quicker to the marketplace than its competitors. Brand names offered by Man Alive include L.R.G., Miskeen, Rocawear, Enyce, Girbaud, Akademiks, Sean John, Parish, Baby Phat, Apple Bottoms, Ecko, Dickies, and many others. Man Alive stores average 3,429 square feet with the current new store format averaging 3,500 square feet. Net sales from softgoods represented approximately 90% of Man Alive’s net sales in fiscal 2007. Man Alive was acquired by the Company on January 29, 2005 when Man Alive was a 37-store chain operating in nine states.

Paiva.    Paiva is the Company’s new concept for the active woman, which premiered with its first store opening on April 14, 2006 in Austin, Texas. As of April 20, 2007, the Company operated 15 Paiva stores in 10 states. Paiva stores are tailored specifically for the active woman and have a one-of-a-kind atmosphere that provides style, vitality and inspiration. Paiva offers a one-stop shop where women can buy stylish performance products for running, yoga, fitness and cardio workouts, as well as her active lifestyle. Brand names offered by Paiva include Nike, adidas, Fila, Asics, Brooks, Puma, prAna, Privo, Diesel, Moving Comfort, Under Armour, The North Face and many more. Paiva also has a large private label selection. Paiva stores average 3,937 square feet. Net sales from softgoods represented approximately 75% of Paiva’s net sales in fiscal 2007.

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

Expansion Strategies

With nearly 700 mall-based Finish Line stores in the United States, growing the Finish Line stores at the same rapid pace as the Company has over the past several years will become more challenging due to the limited number of existing or new malls. Therefore, along with continuing to grow Finish Line, the Company has invested, and will continue to invest, capital and resources in establishing and growing new avenues for the long-term growth and profitability of the Company.

Finish Line Store Growth.    Since the Company’s initial public offering in June 1992, Finish Line has expanded from 104 stores to 693 stores at April 20, 2007. The Company opened 40 new Finish Line stores in fiscal 2007 and intends to open approximately 20-25 new Finish Line stores in the upcoming fiscal year. Total square footage increased 5.1% in fiscal 2007 as a result of the Company’s continued expansion through opening new Finish Line stores.

For the year ending March 1, 2008, the Company plans to increase Finish Line’s square footage open by approximately 1% to 2%. Almost all of this square footage growth will result from the continued emphasis on smaller traditional Finish Line stores, which average approximately 4,300 square feet, but still allow the Company to utilize its greater product selection and merchandising flexibility. The Company expects that Finish Line’s new stores will be in both new and existing geographic markets.

The Company is also exploring street-side locations and open life-style centers for its Finish Line stores. Of the 693 Finish Line stores open as of April 20, 2007, four were street-side locations and 19 were open life-style centers. Although no assurance can be given, the Company sees both street locations and open life-style centers as additional expansion opportunities for the Finish Line stores.

Man Alive Store Growth.    Since the acquisition of Man Alive on January 29, 2005, the Company has made significant investments in the expansion of Man Alive stores. The Company opened 37 new stores in fiscal 2007 and intends to open approximately 10-15 new Man Alive stores in fiscal 2008. Total square footage increased 91.6% in fiscal 2007.

For the year ending March 1, 2008, the Company plans to increase Man Alive’s square footage open by approximately 12% to 14%. This square footage growth will result from the store’s new format that conveys a more luxurious, residential atmosphere in which to shop and averages 3,500 square feet. The Company expects that Man Alive’s new stores will be in both new and existing geographic markets. Although no assurance can be given, the Company believes there is a long-term potential of operating 300-400 Man Alive stores.

Paiva Store Growth.    The Company made significant investments in fiscal 2007 leading up to the launch of Paiva on April 14, 2006 and continuing throughout the year. Paiva stores, which average 3,937 square feet, are located in the best malls and open life-style centers in the United States. The Company opened 13 Paiva stores in fiscal 2007 and has opened two new Paiva stores in fiscal 2008. The Company does not plan to open any additional Paiva stores for the remainder of fiscal 2008 as it continues to improve upon the existing stores before continuing with the expansion of new Paiva stores.

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

The Company committed significant resources over the past two years to make the necessary changes to the Company’s infrastructure to accommodate multiple store formats. The Company has not only made the changes necessary for Man Alive and Paiva, but has established an infrastructure that is now capable of handling other potential acquisitions or new concepts that may arise in the future.

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

	Year Ended
Category	March 3, 2007		February 25, 2006		February 26, 2005
Footwear	$1,033,654	77%	$1,017,272	78%	$926,524	79%
Softgoods	304,553	23%	288,773	22%	240,243	21%

Total	$1,338,207	100%	$1,306,045	100%	$1,166,767	100%

All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the Company’s corporate headquarters. The store manager and district manager, along with management at the Company’s headquarters, review the merchandise mix to adapt to permanent or temporary changes or trends in the marketplace.

Footwear

Finish Line’s distinctive shoe walls are stocked with the latest in athletic, lifestyle and outdoor footwear that the industry has to offer, including Nike, adidas, Puma, Skechers, New Balance, K-Swiss, Reebok, Timberland, Asics, Heelys, Lacoste and many others. To make shopping easier for customers, footwear is categorized into definable sections including: basketball, running, sport style, cross-training, fitness, and outdoor. Most categories are available in men’s, women’s and children’s styles.

Softgoods

Many of the same companies that supply Finish Line with quality footwear, also supply softgoods, including products made by Nike, adidas, Puma, and Reebok. Additional suppliers include New Era, Baker Hosiery, Implus, Under Armour, Majestic Graphics along with many others. Many vendors offer footwear and softgoods in “collections.” Categories of softgoods consist of jackets, caps, tops, pants, shorts, windwear, running wear, warm-ups, fleece, fitness wear and sport-casual wear. In addition, the Company carries licensed apparel and caps, socks, athletic bags, backpacks, sunglasses, watches and shoe-care products.

Private label continues to become a larger part of the apparel business as the Company develops more relevant products, and sources it more efficiently. Finish Line, Man Alive and Paiva all have their own private label, and all three focus on core basics. For Finish Line, this consists primarily of t-shirts, polo shirts and shorts. Man Alive’s core basics include jeans, jean shorts, t-shirts, and polo shirts. Paiva’s private label consists primarily of black pants, t-shirts, rib tanks, and bra tops.

The Company also works closely with the branded apparel vendors to continue developing new exclusive product offerings to provide more competitive introductory price points in key product categories.

Direct-to-Consumer

The Company has focused on increasing the direct-to-consumer business over the past several years. The Company continues to redesign and update its e-commerce site to enhance the quality and usefulness of the site. The finishline.com site is the Company’s most visible store with approximately 88,000 visitors per day. The Company continues to look for new ways to increase its e-commerce business including partnerships with other websites. In April 2006, the Company launched the paiva.com site available for direct-to-consumer business. As of April 20, 2007, Man Alive does not conduct direct-to-consumer business; however, the Company does anticipate making this available in the second half of fiscal 2008. A second element of the direct-to-consumer business is Finish Line’s catalog. The Company increased the mailing frequency from eight catalogs in fiscal 2006 to nine catalogs in fiscal 2007, however circulation decreased by approximately 7% in fiscal 2007 compared to fiscal 2006 as the Company targeted a more specific consumer base in fiscal 2007.

The Company also has customer reward programs for Finish Line and Man Alive. Finish Line’s is called “Winners Circle” and Man Alive’s is called “VIP Program”. The Company maintains a database with the Winners Circle and VIP Program information that it uses to e-mail customers regarding key initiatives as well as to mail members other pertinent information.

Marketing

The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes television, direct mail, consumer print, outdoor, and the Internet in its marketing efforts.

The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense for fiscal 2007 and fiscal 2006 was 1.6% of net sales after deducting co-op reimbursements. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multimillion dollar advertising campaigns of its key suppliers, such as Nike, adidas, and Reebok.

The Company also uses in-store contests, promotions and event sponsorships, as well as a comprehensive public relations effort, to further market the Company.

Purchasing and Distribution

A footwear, softgoods, and urban buying department performs Finish Line’s purchasing. These departments consist of vice-presidents, divisional merchandise managers, multiple buyers and associate buyers. These centralized merchandising departments are under the direction of an Executive Vice President-Chief Merchandise Officer. Man Alive and Paiva each have their own buying departments, which are under the direction of their respective Vice President. All buying departments are supported by a planning and merchandising department, which consists of planners, merchandisers and administrative assistants.

The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 350 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 51% and 59% of total purchases in fiscal 2007 and fiscal 2006, respectively. The Company purchased approximately 72% of total merchandise in fiscal 2007 and 80% in fiscal 2006 from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

The Company utilizes warehouse management computer software for distribution center processing that features RF technology. This software was modified to interface with the high speed shipping sorter and tilt-tray sortation system that became operational in May 2004. This system has helped improve productivity and accuracy as well as reduce the time it takes to send merchandise to stores. The Company believes this innovative technology will continue to improve its operations as well as allow for real-time tracking of inventory within the distribution center and in transit to the stores.

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

Real Estate

As of April 20, 2007, the Company operated 795 stores in 47 states. The Company’s stores are primarily located in enclosed shopping malls. The typical Finish Line store format has a sales floor, which includes a try-on area, and a display area where each style of footwear carried in the store is displayed by category (e.g., basketball, running, sport style), and adjacent stock room where the footwear inventory is maintained. Sales floors in Finish Line stores represent approximately 65% to 75% of the total space. The typical Man Alive store format has merchandise on the floors and walls and is integrated to show the breadth of each brand carried. A footwear wall was added to all existing stores and will be featured in all future stores. The typical Paiva store design is unique and embodies the essence of the Paiva brand, conveying a sense of light and energy with bright lighting and spacious shopping environment. The layout and product assortment is clean and highly organized, with each area of the store focusing on a particular activity, such as yoga, running or lifestyle fashion.

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

Based upon expenditures in fiscal 2007, the Company estimates its cash requirement to open a traditional new Finish Line store (averaging approximately 4,300 square feet) to be $725,000. These requirements for a traditional store include approximately $500,000 for fixtures, equipment, leasehold improvements and pre-opening expenses and $350,000 ($225,000 net of payables) in new store inventory. The estimate for opening a new Man Alive store (averaging 3,500 square feet) will approximate $545,000 per store. This estimate includes $445,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $160,000 ($100,000 net of payables) in inventory investment.

Competition

Finish Line.    Finish Line’s business is highly competitive. Many of the products Finish Line sells are sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores, mass merchandisers, and internet e-tailers. Some of Finish Line’s primary competitors are large national and/or regional chains that have substantially greater financial and other resources than the Company. Among Finish Line’s competition are stores that are owned by major suppliers to the Company. To a lesser extent, the Finish Line competes with mail order and local sporting goods and athletic specialty stores. In many cases, the Finish Line’s stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases, which the Finish Line enters into, do not restrict the opening of stores by competitors.

Finish Line attempts to differentiate itself from its competition by operating larger, more attractive, well-stocked stores in high retail traffic areas, with competitive prices and knowledgeable and courteous customer service. Finish Line attempts to keep its prices competitive with athletic specialty and sporting goods stores in each trade area, including competitors that are not necessarily located inside the mall. Finish Line believes it accomplishes this by effectively mixing high profile and brand name merchandise with promotional and opportunistic purchases of other brand name merchandise.

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

Paiva.    Paiva competes with department stores, national and regional women’s apparel stores, and internet e-tailers. Some of Paiva’s primary competitors are large national and/or regional chains that have substantially greater financial and other resources than the Company. Among Paiva’s competition are stores that are owned by major suppliers to the Company. Typically, the leases that Paiva enters into do not restrict the opening of stores by competitors. Paiva competes with existing retailers by offering deeper selections from vendors such as Nike, Adidas and prAna, and integrating footwear, apparel and accessories together to showcase a “collection” in contrast to department stores, which typically have separate areas for athletic apparel and footwear.

Seasonal Business

The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the late summer (late July through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal years ended March 3, 2007 and February 25, 2006, these periods accounted for approximately 32.5% and 32.4% of the Company’s annual sales, respectively.

Employees

As of March 3, 2007, the Company employed approximately 13,200 persons, 3,900 of whom were full-time and 9,300 of whom were part-time. Of this total, 812 were employed at the Company’s Indianapolis, Indiana corporate headquarters and distribution center and 66 were employed as regional vice presidents and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union, and employee relations are generally considered good.

Retirement Plan

In fiscal 2007, the Company contributed cash in the amount of $661,000 (net of forfeitures) to the Company’s Profit Sharing Plan. While no assurances can be given that it will continue to do so in the future, the Company has in the past purchased on the open market its Class A Common Stock and later contributed it in lieu of cash to the Company’s Profit Sharing Plan. The Company made no such contributions of stock during fiscal 2007.

The Company’s Profit Sharing Plan also includes a 401(k) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of the employee’s wages. The Company contributed matching funds of approximately $1,934,000 in fiscal 2007 and $1,716,000 in fiscal 2006.

Trademarks

The Company has registered in the United States Patent and Trademark Office several trademarks relating to its business. The Company believes its trademark and service mark registrations are valid, and it intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks and service marks.

Available Information

The Finish Line’s Internet address is www.finishline.com, Man Alive’s Internet address is www.manalive.com, and Paiva’s Internet address is www.paiva.com. The Company makes available free of charge through its Finish Line Internet website the Company’s Annual Report on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Company’s Code of Ethics is available on its Investor Relations page under “Our Company.”

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

The retail business is highly competitive. The Company competes for customers, associates, locations, merchandise, services and other important aspects of its business with many other local, regional and national retailers. Those competitors, some of whom have a greater market presence than the Company, include traditional store-based retailers, Internet and catalog businesses and other forms of retail commerce. Unanticipated changes in the pricing and other practices of those competitors may adversely affect the Company’s performance.

Our business is dependent on consumer preferences and fashion trends.

The athletic footwear and softgood industry is subject to changing fashion trends and customer preferences. The Company cannot guarantee that the Company’s merchandise selection will accurately reflect customer preferences when it is offered for sale or that the Company will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of the Company’s merchandise from vendors. For example, the Company orders athletic footwear four to six months prior to delivery to stores. If the Company fails to anticipate accurately either the market for the merchandise in the stores or customers’ purchasing habits, the Company may be forced to rely on markdowns or promotional sales to dispose of excess, slow moving inventory, which may adversely affect the Company’s performance.

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

During fiscal 2007, the Company launched a new concept, Paiva, of which the product offering is focused around upscale, active women who seek a blend of fitness and fashion apparel, footwear, and accessories. The Company has committed and expended significant financial and human resources to develop and launch this concept. During fiscal 2007, the Company opened 13 Paiva stores. The Company has opened two additional Paiva stores in March 2007 and does not plan to open any additional stores in fiscal 2008 as the Company continues to improve upon the existing stores before continuing with the expansion of new Paiva stores.

The Company’s ability to succeed in this new concept requires significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks including customer acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that the Company will be able to develop and grow this or any other new concepts to a point where they will become profitable, or generate positive cash flow. If the Company cannot successfully execute its growth strategies for Paiva, or any other new concept, the Company’s financial condition and results of operations may be adversely impacted.

Our inability to successfully integrate acquired businesses may negatively affect our operations.

As part of the Company’s growth strategy, the Company acquired Man Alive on January 29, 2005. The Company completed the integration of Man Alive during fiscal 2007 including moving all Man Alive personnel and distribution activities to the Company’s corporate office and distribution center. The integration of Man Alive and any future acquisitions may not be successful or generate anticipated sales increases. When the Company acquires businesses, it believes those businesses can enhance its business opportunities and its growth prospects. All acquisitions involve risks that could materially adversely affect the Company’s business and operating results. These risks include:

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

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of the Company’s computer system or otherwise, could severely harm our business.

As part of the Company’s normal course of business, it collects, processes and retains sensitive and confidential customer information. Despite the security measures the Company has in place, its facilities and systems, and those of its third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its third party service providers, could severely damage its reputation, expose it to the risks of litigation and liability, disrupt its operations and harm its business.

Other factors may negatively affect our business.

The foregoing list of risk factors is not exclusive. Other factors and unanticipated events could adversely affect the Company. The Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

Item 1B.    Unresolved Staff Comments

Not Applicable.

Item 2—Properties

The Company’s corporate headquarters and distribution center are located on 33 acres in Indianapolis, Indiana. The facility, which is owned by the Company, was designed and constructed to the Company’s specifications and includes automated conveyor and storage rack systems, a high speed shipping sorter and a tilt-tray sortation system designed to reduce labor costs, increase efficiency in processing merchandise and enhance space productivity. The facility consists of 142,000 square feet of office space and 535,000 square feet of warehouse space. In March 2005, the Company purchased an additional 21 adjacent acres, which includes a 112,000 square foot building, thus bringing the total size of the headquarters property to 54 acres.

Store Locations

At April 20, 2007, the Company operated 795 stores in 47 states. The Company’s stores are primarily located in enclosed shopping malls. The following table sets forth information concerning the Company’s stores.

State	Finish Line	Man Alive	Paiva	State	Finish Line	Man Alive	Paiva
Alabama	12	1		Nebraska	5
Arkansas	6			Nevada	4
Arizona	11			New Hampshire	4
California	48		2	New Jersey	19
Colorado	14			New Mexico	3
Connecticut	10			New York	33		2
Delaware	2			North Carolina	22	3
Florida	45	6	2	North Dakota	1
Georgia	21	13		Ohio	42	7
Idaho	2			Oklahoma	8	1
Illinois	36	8	1	Oregon	3
Indiana	24	6		Pennsylvania	44	2	1
Iowa	13			Rhode Island	1
Kansas	8			South Carolina	10	3
Kentucky	8	1		South Dakota	1
Louisiana	9	5		Tennessee	21
Maine	2			Texas	53	8	2
Maryland	21	3	1	Utah	3
Massachusetts	16		2	Virginia	27	5
Michigan	27	10		Washington	8		1
Mississippi	5	1		West Virginia	7
Missouri	15	4		Wisconsin	11
Minnesota	6		1	Wyoming	1
Montana	1

				Totals	693	87	15

The Company leases all of its stores. Initial lease terms for the Company’s stores generally range from five to ten years in duration without renewal options, although some of the stores are subject to leases for five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus contingent rent, which is determined as a percentage of gross sales in excess of specified levels.

Item 3—Legal Proceedings

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

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Directors and Executive Officers of the Registrant

Name	Age	Position	Officer or Director Since
Alan H. Cohen	60	Chairman of the Board of Directors and Chief Executive Officer	1976
Glenn S. Lyon	56	President	2001
David I. Klapper(3)	58	Senior Executive Vice President, Director	1976
Larry J. Sablosky	58	Senior Executive Vice President, Director	1982
Steven J. Schneider	51	Chief Operating Officer	1989
Gary D. Cohen	54	Executive Vice President—General Counsel and Secretary	1997
Donald E. Courtney	52	Executive Vice President—IS, Distribution, CIO and Assistant Secretary	1989
George S. Sanders	49	Executive Vice President—Real Estate and Store Development	1994
Michael L. Marchetti	56	Executive Vice President—Store Operations	1995
Kevin S. Wampler	44	Executive Vice President—Chief Financial Officer and Assistant Secretary	1997
Samuel M. Sato	43	Executive Vice President— Chief Merchandising Officer	2007
Jeffrey H. Smulyan(2)(4)	59	Director	1992
Stephen Goldsmith(1)(5)	60	Director	1999
Bill Kirkendall(1)(2)(6)	53	Director	2001
William Carmichael(1)(3)(7)	63	Director	2003
Catherine Langham(1)(8)	49	Director	2006

(1)	Member of the Audit Committee
(2)	Member of the Compensation and Stock Option Committee
(3)	Member of the Finance Committee
(4)	Mr. Smulyan is Chairman of the Board and President of Emmis Communications Corporation
(5)	Mr. Goldsmith is currently a Partner of Knowledge Universe, Faculty Director for the Innovations in American Government Program at Harvard’s Kennedy School of Government, and Chairman of the Corporation for National Service
(6)	Mr. Kirkendall is a Partner in D.A. Weibring Golf Resources Group
(7)	Mr. Carmichael is a consultant for the Succession Fund, which he co-founded in 1998
(8)	Ms. Langham is the co-founder and President of the global logistics firm Langham

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Class A Common Stock has traded on the Nasdaq Global Select Market under the symbol FINL since the Company’s Class A Common Stock began publicly trading. There is no established public trading market for the Company’s Class B Common Stock.

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company’s Class A Common Stock as reported by the Nasdaq Stock Market.

	Fiscal 2007		Fiscal 2006
Quarter Ended	High	Low	High	Low
May	$17.76	$11.81	$23.39	$15.95
August	13.39	9.55	20.70	15.86
November	14.97	10.66	17.10	13.29
February	14.78	11.98	19.29	16.35

As of April 20, 2007, there were approximately 270 record holders of Class A Common Stock and three record holders of Class B Common Stock. The number of Class A Common Stock record holders excludes the beneficial owners of shares held in “street” names or held through participants in depositories.

The Company declared its first quarterly cash dividend in the second quarter of fiscal 2005 for $0.025 per share of outstanding Class A and Class B Common Stock and has declared quarterly cash dividends in each quarter since the second quarter of fiscal 2005 for $0.025 per share of outstanding Class A and Class B Common Stock. This represented an annual amount for fiscal 2007 and fiscal 2006 of $0.10 per share. While the Company anticipates similar quarterly cash dividends in the future, this will be dependent on the Company’s financial position and operating results.

The Company’s Board of Directors authorized a repurchase program of a maximum of 5.0 million shares of Common Stock on July 22, 2004 through December 31, 2007. During the quarter ended March 3, 2007, there were no shares of Class A Common Stock repurchased by the Company.

Item 6—Selected Financial Data

	Year Ended
	March 3, 2007	February 25, 2006	February 26, 2005	February 28, 2004	March 1, 2003
	(in thousands, except per share and store operating data)
Income Statement Data:
Net sales	$1,338,207	$1,306,045	$1,166,767	$985,891	$757,159
Cost of sales (including occupancy costs)	937,337	894,724	798,033	681,561	537,128

Gross profit	400,870	411,321	368,734	304,330	220,031
Selling, general and administrative expenses	342,956	313,893	271,901	229,842	187,983
Insurance settlement	(796)	—	(114)	(1,228)	(7,382)
Asset impairment charge	7,531	2,523	—	—	2,276
Repositioning reversals	—	—	—	—	(1,126)

Operating income	51,179	94,905	96,947	75,716	38,280
Interest income—net	1,021	2,008	1,076	651	814

Income before income taxes	52,200	96,913	98,023	76,367	39,094
Income taxes	19,836	36,380	36,760	29,020	14,459

Net income	$32,364	$60,533	$61,263	$47,347	$24,635

Earnings Per Share Data(5):
Basic earnings per share	$0.68	$1.25	$1.27	$1.01	$0.52

Diluted earnings per share	$0.68	$1.23	$1.24	$0.98	$0.51

Dividends declared per share	$0.100	$0.100	$0.075	$—	$—

Share Data(5):
Basic weighted-average shares	47,250	48,508	48,283	46,940	47,683

Diluted weighted-average shares(1)	47,801	49,381	49,377	48,272	48,443

Selected Store Operating Data:
Number of stores(6)(8)
Opened during period	90	80	71	58	37
Closed during period	9	7	4	4	9
Acquired during period	—	—	37	—	—
Open at end of period	789	708	635	531	477
Total square feet(2)(6)(8)	4,180,106	3,864,739	3,519,114	3,080,995	2,838,807
Average square feet per store(2)(6)(8)	5,298	5,459	5,543	5,802	5,951
Net sales per square foot for comparable stores(3)(4)(7)	$319	$345	$351	$325	$273
Increase (decrease) in comparable store net sales(3)(7)	(5.7)%	0.7%	8.6%	19.7%	3.5%
Balance Sheet Data:
Working capital	$237,490	$239,112	$234,784	$204,204	$165,555
Total assets	656,636	627,816	575,019	460,742	381,173
Total debt	—	—	—	—	—
Shareholders’ equity	449,278	428,542	385,971	320,653	256,751

(1)	Consists of weighted-average common and common equivalent shares outstanding for the period.
(2)	Computed as of the end of each fiscal period.
(3)	Calculated in 2003 using those stores that were open for the full current fiscal period and were also open for the full prior fiscal period. Calculation since 2004 includes all stores that are open at the period end and that have been open more than one year. Accordingly, stores opened and closed during the period are not included. The change in the calculation of comparable store net sales was adopted on August 31, 2003 and had no material effect on the 2004 results. Beginning in 2005, calculation includes internet sales.
(4)	Calculated excluding sales for the 53rd week in fiscal 2007.
(5)	Adjusted retroactively for two-for-one stock split effective as of close of business on November 17, 2004.
(6)	Man Alive stores are included beginning in fiscal 2005.
(7)	Man Alive stores are included in comparable store data beginning in fiscal 2007.
(8)	Paiva stores are included beginning in fiscal 2007.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Finish Line, Inc. together with its subsidiaries (collectively the “Company”), is one of the largest mall-based specialty retailers in the United States, and operates under the Finish Line, Man Alive, and Paiva brand names.

Fiscal 2007 was a challenging year. Net sales increased 2.5% in fiscal 2007, which was on top of an 11.9% increase in fiscal 2006. The majority of this growth was attributable to seven additional days of sales in fiscal 2007 ($24.2 million), as new store sales were primarily offset by a decline of 5.7% in comparable store net sales. The comparable store net sales were hindered by a highly promotional environment in fiscal 2007 along with weakness in several categories including non-premium performance footwear, women’s footwear and softgoods. The Company believes this weakness was primarily due to a lack of differentiation in the mall, particularly in athletic specialty.

Net income for fiscal 2007 was $32.4 million, which was down 46.5% from $60.5 million in fiscal 2006. Several non-comparable items that affected net income for fiscal 2007 included a $4.7 million (net of tax of $2.8 million) asset impairment charge recorded in the fourth quarter for 19 underperforming stores compared to a $1.6 million (net of tax of $0.9 million) asset impairment charge in the fourth quarter of fiscal 2006. Also, as a result of adopting Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and the related change in accounting for share-based compensation, net income was $2.6 million lower due to the incremental share-based compensation expense. In addition, the Company estimates that the additional 53rd week in fiscal 2007 benefited net income by approximately $3.8 million.

Fiscal 2007 continued to be a year of investment in the Company’s long-term growth and profitability. With nearly 700 mall-based Finish Line stores in the United States, growing the Finish Line stores at the same rapid pace as the Company has over the past several years will become more challenging due to the limited number of existing or new malls. Therefore, along with continuing to grow Finish Line (40 new stores opened in fiscal 2007), the Company has, and will continue, to invest capital and resources in establishing and growing new avenues for the Company. During fiscal 2007, the Company successfully completed the integration of Man Alive into the Company’s office and distribution center and onto the Company’s systems. Also, the Company opened 37 new Man Alive stores during fiscal 2007. This represented a 72.5% increase from the 51 stores that were open at the end of fiscal 2006. The Company also invested significant capital and resources for the launch of Paiva, the Company’s new concept for active women. The first store was opened on April 14, 2006 and twelve more stores were opened during fiscal 2007 along with 2 additional stores in March 2007. During fiscal 2007, the Company experienced significant losses related to the startup of Paiva. These losses were primarily due to delayed openings, lower than expected traffic, and over-assortment of product. Although the investments in Man Alive and Paiva resulted in diluting earnings during fiscal 2007, the Company gained significant knowledge that the Company has already begun leveraging and is expected to lead to improved future results and grow the Company and shareholder value in the future.

Looking ahead to fiscal 2008, the Company is working to improve the shopping environment, while creating a differentiated point of view. The Company is working closely with its brand partners in an effort to accomplish these goals from both a product and presentation standpoint. Also, the Company has been taking actions to help differentiate the Company and improve performance. Some of these actions include:

•	focusing more on premium performance products;

•	increasing its sport style offerings;

•	establishing new direct-to-consumer marketing initiatives; and

•	re-merchandising its stores to tell more compelling, relevant stories in both footwear and apparel

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

While the Company expects business to remain challenging in the short-term, the Company believes it is taking the actions necessary to achieve long-term growth and profitability.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to the valuation of inventory, the potential impairment of long-lived assets and income taxes. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Because the Company does not include the costs associated with operating its distribution facility and freight within cost of sales, the Company’s gross profit may not be comparable to those of other retailers that may include all costs related to their distribution facilities in costs of sales and in the calculation of gross profit.

Selling, General, and Administrative Expenses.    Selling, general and administrative expenses include store payroll and related payroll benefits, store operating expenses, advertising, cooperative advertising allowances following EITF 02-16 guidance, costs associated with operating our distribution facility and freight, including moving merchandise from our distribution center to stores, share-based compensation and other corporate related expenses.

Valuation of Inventory.    Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. The Company’s valuation of inventory includes markdown adjustments for merchandise that will be sold below cost and the impact of shrinkage. Markdowns are based upon historical information and assumptions about future demand and market conditions. Shrinkage is based on historical information and assumptions as to current shrink trends. It is possible that changes to the markdowns and shrinkage estimates could be required in future periods due to changes in market conditions.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

The Company is required to perform an impairment review of its goodwill if impairment indicators arise and, at a minimum, annually. The Company has chosen to perform this review at the end of January each fiscal year, and it is done in a two-step approach. The initial step requires that the carrying value be compared with its estimated fair value. The second step, to evaluate goodwill for impairment, is only required if the carrying value of that reporting unit exceeds its estimated fair value. Fair value is determined based on estimated future discounted cash flows. The Company evaluates its other intangible assets, specifically tradenames, for impairment on an annual basis by comparing the fair value of the asset with its carrying value. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future.

Operating Leases.    The Company leases retail stores under operating leases. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense for minimum lease payments on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The Company uses a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the leased space for buildout. Contingent rents are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Other liabilities and accrued expenses” on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Share-Based Compensation Expense.    Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123R “Share-Based Payment” (“FAS 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during fiscal 2007 for share-based awards includes: (a) compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, February 26, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”), and (b) compensation expense for all share-based compensation awards granted subsequent to February 26, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of FAS 123R, the Company recognized share-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by FAS 123.

The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, share-based compensation expense could be different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be different from what the Company has recorded in the current year. See Note 1 to the consolidated financial statements for a further discussion on share-based compensation.

Income Taxes.    Deferred tax assets are recognized for taxable temporary differences, tax credits and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for 2007 would not have a material effect in the carrying value of the net deferred tax asset.

The Company has operations in multiple taxing jurisdictions and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals of tax contingencies require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal 2008). The Company is currently evaluating the provisions of FIN 48, and has not yet determined the impact on the Company’s results of operations, financial condition or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). Adoption of FAS 157 is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). Adoption of FAS 159 is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

General.    The following discussion and analysis should be read in conjunction with the information set forth under “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Year ended
	March 3, 2007	February 25, 2006
Number of Stores:
Finish Line
Beginning of period	657	598
Opened	40	66
Closed	(7)	(7)

End of period	690	657

Man Alive
Beginning of period	51	37
Opened	37	14
Closed	(2)	—

End of period	86	51

Paiva
Beginning of period	—	—
Opened	13	—
Closed	—	—

End of period	13	—

Total
Beginning of period	708	635
Opened	90	80
Closed	(9)	(7)

End of period	789	708

	March 3, 2007	February 25, 2006
Square feet information as of:
Finish Line
Square feet	3,833,996	3,706,121
Average store size	5,557	5,641
Man Alive
Square feet	294,929	158,618
Average store size	3,429	3,110
Paiva
Square feet	51,181	—
Average store size	3,937	—
Total
Square feet	4,180,106	3,864,739

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Year Ended
Category	March 3, 2007		February 25, 2006		February 26, 2005
Footwear	$1,033,654	77%	$1,017,272	78%	$926,524	79%
Softgoods	304,553	23%	288,773	22%	240,243	21%

Total	$1,338,207	100%	$1,306,045	100%	$1,166,767	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated.

	Year Ended
	March 3, 2007	February 25, 2006	February 26, 2005
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	70.0	68.5	68.4

Gross profit	30.0	31.5	31.6
Selling, general and administrative expenses	25.6	24.0	23.3
Asset impairment charge	0.6	0.2	—

Operating income	3.8	7.3	8.3
Interest income, net	0.1	0.1	0.1

Income before income taxes	3.9	7.4	8.4
Income taxes	1.5	2.8	3.1

Net income	2.4%	4.6%	5.3%

Fiscal 2007 Compared to Fiscal 2006.    Net sales for fiscal 2007 were $1,338.2 million, an increase of $32.2 million or 2.5% over net sales for fiscal 2006 of $1,306.0 million. Of this increase, $33.4 million was attributable to an increase from the 78 existing stores open only part of fiscal 2006, and $53.2 million was attributable to an 11.4% increase in the total number of stores open during the year from 708 stores at the end of fiscal 2006 to 789 stores at the end of fiscal 2007. Fiscal 2007 also had an additional 7 days of sales, which resulted in additional net sales of $24.2 million. These increases were partially offset by a decrease in comparable store net sales of 5.7% for fiscal 2007 as compared to the 0.7% increase reported for fiscal 2006. Comparable footwear net sales decreased 4.5% for fiscal 2007. The 4.5% decline is primarily related to the poor performance of women’s and non-premium performance footwear. Comparable softgoods net sales decreased by 9.8% for fiscal 2007. The 9.8% decline was primarily related to the continued weakness in licensed jerseys as well as slowdown in accessories.

Gross profit, which includes product margin, net of shrink, less store occupancy costs, for fiscal 2007 was $400.9 million compared to gross profit of $411.3 million in fiscal 2006. This represents a decrease of approximately $10.4 million or 2.5% over fiscal 2006, and a decrease of 1.5% as a percentage of net sales. The 1.5% decrease was a result of a 0.8% increase in occupancy costs as a percentage of net sales, a 0.6% decrease in product margin as a percentage of net sales, and a 0.1% increase in shrink as a percentage of net sales. The increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to the 5.7% decline in comparable store net sales for fiscal 2007. The 0.6% decrease in margin for product sold as a percentage of net sales was primarily related to a more promotional environment in fiscal 2007 compared to fiscal 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative expenses (including impairment charge) were $349.7 million in fiscal 2007, an increase of $33.3 million or 10.5% over the $316.4 million in fiscal 2006, and increased to 26.2% from 24.2% as a percentage of net sales. The dollar increase was primarily attributable to the operating costs related to the additional stores opened during 2007. The 2.0% increase as a percentage of net sales was primarily related to the following factors: (1) an increase of 0.9% as a percentage of net sales in payroll related expenses due primarily to deleveraging from negative comparable net sales; (2) an increase of 0.4% as a percentage of net sales in share-based compensation primarily due to the adoption of FAS 123R; (3) an increase of 0.4% as a percentage of net sales as a result of incremental Man Alive and Paiva costs; and (4) an additional 0.4% as a percentage of net sales due to the impairment charge taken in fiscal 2007 compared to fiscal 2006.

Net interest income for fiscal 2007 was $1.0 million (0.1% of net sales) compared to net interest income of $2.0 million (0.1% of net sales) for fiscal 2006, a decrease of $1.0 million (49.2%). This decrease was due primarily to lower average cash and marketable securities balances for the fiscal year ended March 3, 2007 compared to the fiscal year ended February 25, 2006, as well as short-term borrowings during fiscal 2007 compared to no short-term borrowings during fiscal 2006.

Income tax expense was $19.8 million (1.5% of net sales) for fiscal 2007 compared to $36.4 million (2.8% of net sales) for fiscal 2006. The $16.6 million decrease in the Company’s provision for federal and state taxes in 2007 is due to the decreased level of income before taxes partially offset by an increase in the Company’s effective tax rate to 38.0% for fiscal 2007 from 37.5% for fiscal 2006.

Net income decreased 46.5% to $32.4 million for fiscal 2007 compared to $60.5 million for fiscal 2006. Net income per diluted share decreased 44.7% to $0.68 for fiscal 2007 compared to $1.23 for fiscal 2006. Diluted weighted average shares outstanding were 47,801,000 and 49,381,000, for fiscal 2007 and 2006, respectively. The decrease in weighted average shares outstanding is primarily due to the 2.6 million shares repurchased by the Company since August 2005, partially offset by the exercise of Company stock options.

Fiscal 2006 Compared to Fiscal 2005.    Net sales for fiscal 2006 were $1,306.0 million, an increase of $139.3 million or 11.9% over fiscal 2005. Of this increase, $68.9 million was attributable to an increase from the 71 existing stores open only part of fiscal 2005 and the 37 Man Alive stores acquired in fiscal 2005, and $65.0 million was attributable to an 11.5% increase in the total number of stores (66 Finish Line stores opened less 7 Finish Line stores closed plus 14 Man Alive stores opened) during the period from 635 stores at the end of fiscal 2005 to 708 stores at the end of fiscal 2006. The balance of the increase in net sales was attributable to a comparable store net sales increase of 0.7% in fiscal 2006. Comparable net footwear sales increased 1.5% for fiscal 2006 while comparable net softgoods sales decreased by 2.2%. The 2.2% decrease in comparable net softgood sales was primarily due to a decline in the average retail selling price of softgoods. This is primarily related to the shift in fashion from licensed jerseys to more branded and private label sold during fiscal 2006 compared to fiscal 2005.

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

Selling, general and administrative expenses (including impairment charge) were $316.4 million (24.2% of net sales), an increase of $44.6 million or 16.4% over the $271.8 million (23.3% of net sales) in fiscal 2005. The dollar increase was primarily attributable to the operating costs related to the additional stores opened during 2006. The 0.9% increase as a percentage of sales was primarily related to the following factors: (1) an increase in freight of 0.2%, as a percentage of net sales, due to higher fuel surcharges; (2) an increase in depreciation expense of 0.2%, as a percentage of net sales, due to higher costs in new stores and the corporate office and distribution center additions; (3) payroll tax audits resulting in expense of 0.1%, as a percentage of net sales; (4) an additional 0.2%, as a percentage of net sales, due to legal reserves established during the year on various lawsuits; and (5) an additional 0.2%, as a percentage of net sales, due to the impairment charge taken in fiscal 2006.

Net interest income for fiscal 2006 was $2.0 million (0.1% of net sales) compared to net interest income of $1.1 million (0.1% of net sales) for fiscal 2005. The $0.9 million increase was primarily the result of higher interest rates in fiscal 2006 compared to fiscal 2005 interest rates.

Income tax expense was $36.4 million (2.8% of net sales) for fiscal 2006 compared to $36.8 million (3.1% of net sales) for fiscal 2005. The $0.2 million decrease in the Company’s provision for federal and state taxes in 2006 is due to the decreased level of income before taxes. The Company’s effective tax rate was 37.5% for fiscal 2006 and fiscal 2005.

Net income decreased 1.2% to $60.5 million for fiscal 2006 compared to $61.3 million for fiscal 2005. Diluted net income per share decreased 0.8% to $1.23 for fiscal 2006 compared to $1.24 for fiscal 2005. Diluted weighted average shares outstanding were 49,381,000 and 49,377,000, for fiscal 2006 and 2005, respectively.

Liquidity and Capital Resources.    The Company finances the opening of new stores and the resulting increase in inventory requirements principally from operating cash flow and cash on hand. Net cash provided by operations was $59.0 million, $74.8 million and $87.6 million, respectively, for fiscal 2007, 2006 and 2005. At March 3, 2007, the Company had cash and cash equivalents and marketable securities of $62.9 million. This represented a $33.7 million decrease in cash and cash equivalents and marketable securities from the $96.6 million at February 25, 2006. The decrease is primarily related to the $15.6 million of Class A Common Stock that the Company purchased during fiscal 2007 and a $19.1 million increase in inventory, net of accounts payable, at March 3, 2007 compared to February 25, 2006. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity.

Merchandise inventories were $287.3 million at March 3, 2007 compared to $268.6 million at February 25, 2006. On a per square foot basis, Finish Line merchandise inventories (excluding Man Alive and Paiva) at March 3, 2007 were flat compared to February 25, 2006. The Company believes current inventory levels are appropriate, based on sales trends and the industry environment.

Capital expenditures were $74.0 million, $70.1 million and $58.2 million for fiscal 2007, 2006, and 2005, respectively. Expenditures in 2007 were primarily for the construction of 40 Finish Line stores, 37 Man Alive stores, and 13 Paiva stores that were opened during fiscal 2007, the remodeling of 17 existing Finish Line and 3 Man Alive stores and the expansion of the Company’s corporate offices.

The Company anticipates that total capital expenditures for the upcoming fiscal year will be approximately $35.0-$40.0 million. Of this amount, $25.0-$30.0 million is primarily for the construction of approximately

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

30-40 new stores between all three of the Company’s concepts and the remodeling of 15-20 existing stores. In addition, the Company will complete the renovation on the corporate office space along with various other corporate projects.

Based upon expenditures in fiscal 2007, the Company estimates its cash requirement to open a traditional new Finish Line store (averaging approximately 4,300 square feet) to be $0.7 million. These requirements for a traditional store include approximately $0.5 million for fixtures, equipment, leasehold improvements and pre-opening expenses and $0.4 million ($0.2 million net of payables) in new store inventory. The estimate for opening a new Man Alive store (averaging 3,500 square feet) will approximate $0.5 million per store. This estimate includes $0.4 million for fixtures, equipment, leasehold improvements and pre-opening expenses plus $0.2 million ($0.1 million net of payables) in inventory investment.

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

The interest rates per annum applicable to amounts outstanding under the Credit Agreement are, at the Company’s option, either (a) the Alternate Base Rate as defined in the Credit Agreement (the “Alternate Base Rate”), or (b) the Eurodollar Base Rate as defined in the Credit Agreement (the “Eurodollar Base Rate”) plus a margin. The margin over the Eurodollar Base Rate under the Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum margin over the Eurodollar Base Rate under the Credit Agreement is 1.125% per annum and the applicable margin as of March 3, 2007 was 0.800%. Interest payments under the Credit Agreement are due on the interest payment dates specified in the Credit Agreement. At March 3, 2007, approximately $1.5 million in letters of credit and $2.1 million in stand-by letters of credit were outstanding under the Credit Agreement. No advances were outstanding under the Credit Agreement as of March 3, 2007. Accordingly, the total revolving credit availability under the Credit Agreement was approximately $71.4 million at March 3, 2007.

The Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions and redemptions of common stock. In addition, the Company must maintain a minimum leverage ratio (as defined in the Credit Agreement) and minimum consolidated tangible net worth (as defined in the Credit Agreement). The Company was in compliance with all such covenants at March 3, 2007.

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 31, 2007, up to 5,000,000 shares of the Company’s Class A Common Stock outstanding. The Company purchased 1,260,017 shares at an average price of $12.40 for an aggregate amount of $15.6 million in fiscal 2007. Since the repurchase program was approved, the Company has purchased 2,584,617 shares of its Class A Common Stock at an average price of $13.73 per share for an aggregate amount of $35,484,000. As of March 3, 2007, the Company still has 2,415,383 shares available to repurchase under the program. As of March 3, 2007, the Company holds as treasury shares 5,628,768 shares of its Class A Common Stock at an average price of $8.56 per share for an aggregate purchase amount of $48.2 million. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. The Company declared dividends of $4.7 million and $4.8 million during 2007 and 2006, respectively. As of March 3, 2007 and February 25, 2006, $1.2 million of dividends payable was accrued in “Other liabilities and accrued expenses.”

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

The following table summarizes the Company’s long-term contractual obligations as of March 3, 2007:

	Total	Payments Due by Period
		Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating lease obligations	$598,393	$98,594	$172,114	$132,317	$195,368

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled. Total purchase orders outstanding at March 3, 2007 are $391.0 million.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements as that term is defined in Item 303(a)(4) of Regulation S-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to changes in interest rates primarily from its investments in available-for-sale marketable securities. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates would not materially affect the net fair value of marketable securities at March 3, 2007.

Item 8—Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 3, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of March 3, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (included in Item 8), that The Finish Line, Inc. maintained effective internal control over financial reporting as of March 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Finish Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Finish Line, Inc. maintained effective internal control over financial reporting as of March 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Finish Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Finish Line, Inc. as of March 3, 2007 and February 25, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 3, 2007 of The Finish Line, Inc., and our report dated May 3, 2007 expressed an unqualified opinion thereon.

Indianapolis, Indiana

May 3, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of March 3, 2007 and February 25, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at March 3, 2007 and February 25, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, as of February 26, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Finish Line, Inc.’s. internal control over financial reporting as of March 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 3, 2007, expressed an unqualified opinion thereon.

Indianapolis, Indiana

May 3, 2007

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 3, 2007	February 25, 2006
Assets
Current Assets
Cash and cash equivalents	$62,864	$47,488
Marketable securities	—	49,075
Accounts receivable, net	12,845	11,999
Merchandise inventories, net	287,300	268,590
Other	17,367	4,375

Total current assets	380,376	381,527

Property and Equipment
Land	1,557	1,557
Building	40,891	33,757
Leasehold improvements	278,818	243,312
Furniture, fixtures, and equipment	111,526	93,221
Construction in progress	4,758	10,753

	437,550	382,600
Less accumulated depreciation	190,082	161,418

	247,468	221,182

Deferred income taxes	14,820	11,118
Goodwill	5,964	5,627
Other intangible assets, net	8,008	8,362

Total assets	$656,636	$627,816

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$83,626	$84,006
Employee compensation	8,618	12,026
Accrued property and sales tax	6,516	8,254
Income taxes payable	15,447	5,923
Deferred income taxes	12,073	12,429
Other liabilities and accrued expenses	16,606	19,777

Total current liabilities	142,886	142,415

Commitments and contingencies

Deferred credits from landlords	64,472	56,859

Shareholders’ Equity
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—47,649
Shares outstanding (2007—42,020; 2006—42,865)	476	476
Class B:
Shares authorized—10,000
Shares issued and outstanding—5,141	52	52
Additional paid-in capital	149,667	142,645
Retained earnings	347,276	319,656
Treasury stock (2007—5,629, 2006—4,784)	(48,193)	(34,287)

Total shareholders’ equity	449,278	428,542

Total liabilities and shareholders’ equity	$656,636	$627,816

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Year Ended
	March 3, 2007	February 25, 2006	February 26, 2005
Net sales	$1,338,207	$1,306,045	$1,166,767
Cost of sales (including occupancy costs)	937,337	894,724	798,033

Gross profit	400,870	411,321	368,734
Selling, general and administrative expenses	342,160	313,893	271,787
Asset impairment charge	7,531	2,523	—

Operating income	51,179	94,905	96,947
Interest income, net	1,021	2,008	1,076

Income before income taxes	52,200	96,913	98,023
Income taxes	19,836	36,380	36,760

Net income	$32,364	$60,533	$61,263

Basic earnings per share	$0.68	$1.25	$1.27

Diluted earnings per share	$0.68	$1.23	$1.24

Dividends declared per share	$0.100	$0.100	$0.075

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	March 3, 2007	February 25, 2006	February 26, 2005
Operating activities
Net income	$32,364	$60,533	$61,263
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment charge	7,531	2,523	—
Depreciation and amortization	39,571	34,633	27,169
Deferred income taxes	(4,395)	(5,024)	5,123
Loss on disposal of property and equipment	727	262	508
Share-based compensation	5,620	735	408
Tax benefit from exercise of stock options	—	2,646	3,341
Excess tax benefits from share-based compensation	(890)	—	—
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(846)	2,231	(7,661)
Merchandise inventories	(18,710)	(27,348)	(44,374)
Other current assets	(12,992)	(1,213)	(304)
Accounts payable	(380)	(8,372)	34,534
Employee compensation	(3,408)	(857)	1,019
Other liabilities and accrued expenses	7,181	7,686	2,752
Deferred credits from landlords	7,613	6,327	3,777

Net cash provided by operating activities	58,986	74,762	87,555

Investing activities
Purchases of property and equipment	(73,993)	(70,126)	(58,172)
Proceeds from disposals of property and equipment	231	137	513
Settlement of Man Alive holdback	(1,500)	—	—
Purchases of available-for-sale marketable securities	(106,400)	(283,100)	(170,124)
Proceeds from sale of available-for-sale marketable securities	155,475	291,200	131,724
Acquisitions, net of cash acquired	—	—	(10,247)
Lease acquisition costs	—	(17)	(2,358)

Net cash used in investing activities	(26,187)	(61,906)	(108,664)

Financing activities
Proceeds from short-term borrowings	95,900	—	—
Repayments on short-term borrowings	(95,900)	—	—
Principal payments on assumed debt	—	—	(1,499)
Dividends paid to shareholders	(4,762)	(4,864)	(2,415)
Proceeds from issuance of common stock	2,068	3,370	3,937
Excess tax benefits from share-based compensation	890	—	—
Purchase of treasury stock	(15,619)	(19,865)	—

Net cash (used in) provided by financing activities	(17,423)	(21,359)	23

Net increase (decrease) in cash and cash equivalents	15,376	(8,503)	(21,086)
Cash and cash equivalents at beginning of year	47,488	55,991	77,077

Cash and cash equivalents at end of year	$62,864	$47,488	$55,991

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Totals
	Class A	Class B	Treasury	Class A	Class B
Balance at February 28, 2004	21,157	2,865	2,374	$235	$29	$132,602	$206,339	$(18,552)	$320,653
Comprehensive income—net income for 2005							61,263		61,263
Cash dividends declared ($0.075 per share)							(3,631)		(3,631)
Two-for-one stock split	21,157	2,865	2,372	235	29	(264)			—
Non-qualified Class A Common Stock options exercised and related tax benefits	664		(664)			5,240		1,860	7,100
Share-based compensation						408			408
Shares issued under employee stock purchase plan	11		(11)			144		34	178
Conversion of Class B Common Stock to Class A Common Stock	589	(589)		6	(6)				—

Balance at February 26, 2005	43,578	5,141	4,071	476	52	138,130	263,971	(16,658)	385,971
Comprehensive income—net income for 2006							60,533		60,533
Cash dividends declared ($0.10 per share)							(4,848)		(4,848)
Non-qualified Class A Common Stock options exercised and related tax benefits	480		(480)			3,824		1,717	5,541
Share-based compensation	101		(101)			329		406	735
Shares issued under employee stock purchase plan	31		(31)			362		113	475
Treasury stock purchased	(1,325)		1,325					(19,865)	(19,865)

Balance at February 25, 2006	42,865	5,141	4,784	476	52	142,645	319,656	(34,287)	428,542
Comprehensive income—net income for 2007							32,364		32,364
Cash dividends declared ($0.10 per share)							(4,744)		(4,744)
Non-qualified Class A Common Stock options exercised and related tax benefits	387		(387)			1,020		1,582	2,602
Share-based compensation	(16)		16			5,683		(63)	5,620
Shares issued under employee stock purchase plan	44		(44)			319		194	513
Treasury stock purchased	(1,260)		1,260					(15,619)	(15,619)

Balance at March 3, 2007	42,020	5,141	5,629	$476	$52	$149,667	$347,276	$(48,193)	$449,278

See accompanying notes

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Basis of Presentation.    The consolidated financial statements include the accounts of The Finish Line, Inc. (“Finish Line”) and its wholly-owned subsidiaries The Finish Line Man Alive, Inc. (“Man Alive”), The Finish Line USA, Inc., The Finish Line Distribution, Inc., Spike’s Holding, LLC (a wholly-owned subsidiary of The Finish Line USA, Inc.), Finish Line Transportation Co., Inc. and Paiva, Inc. (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated. Throughout these notes to the consolidated financial statements, the fiscal years ended March 3, 2007, February 25, 2006 and February 26, 2005 are referred to as 2007, 2006 and 2005, respectively.

The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 53 weeks in 2007 and 52 weeks in 2006 and 2005.

Nature of Operations.    Finish Line is a specialty retailer of men’s, women’s and children’s brand-name athletic, lifestyle and outdoor footwear, activewear and accessories. Man Alive is a street fashion retailer offering men’s and women’s name brand fashions from the industry’s leading designers. Paiva, Inc. is the Company’s new concept for the active woman, which premiered with its first store opening on April 14, 2006. The Company manages its business on the basis of one reportable segment. Finish Line stores average approximately 5,557 square feet, Man Alive stores average approximately 3,429 square feet, and Paiva, Inc. stores average approximately 3,937 square feet in size and all are primarily located in enclosed malls throughout most of the United States.

In 2007, the Company purchased approximately 72% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 51%, 59% and 58% of merchandise purchases in 2007, 2006 and 2005, respectively.

Use of Estimates.    Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications.    Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the 2007 presentation. These reclassifications had no effect on net income.

Cash and Cash Equivalents.    Cash and cash equivalents are primarily invested in tax-exempt instruments with high liquidity with maturities of less than 90 days when purchased.

Marketable Securities.    The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As of February 25, 2006, all of the Company’s marketable securities were classified as available-for-sale, and accordingly reported at fair value. Marketable Securities consist of Market Auction Preferred Stock (“MAPS”). MAPS are securities, which generally have maturities extending well beyond one year; however, the dividend rate resets periodically through a Dutch auction process and there is an active market through which the Company can readily liquidate its holdings. Therefore, these amounts have been classified as current. A Dutch auction is a competitive bidding process to set a dividend rate for the next term. All sellers and buyers sell and buy at par and therefore there are no realized or unrealized gains or losses related to these securities.

Merchandise Inventories.    Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. Merchandise inventories are

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded net of markdowns and shrinkage. Vendor rebates are accounted for in accordance with Emerging Issues Task Force (“EITF”) 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) and are applied as a reduction to the cost of merchandise inventories.

Property and Equipment.    Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred. Depreciation expense for the years ended 2007, 2006 and 2005 was $39,218,000, $34,320,000 and $27,169,000, respectively.

Impairment of Long-Lived Assets.    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The Company reviews long-lived assets for impairment related to all stores open for at least two years with negative contribution and cash flows as well as stores opened less then two years whenever other events or changes in circumstances indicate the store’s assets may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values.

Goodwill and Other Intangible Assets.    The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 requires that goodwill and intangible assets with indefinite lives are not amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. Intangible assets with indefinite lives include the goodwill and tradenames recorded in connection with the acquisition of Man Alive (See Note 2). The Company’s goodwill and tradenames are not amortizable for tax purposes. Intangible assets that are deemed to have finite lives are amortized over their estimated useful lives. Intangible assets with finite lives relate to lease acquisition costs and are amortized over the lease term. The weighted average life of the lease acquisition costs is 7.7 years. The gross cost of the intangible assets with finite lives is $2,575,000 with accumulated amortization of $666,000 and $313,000 as of March 3, 2007 and February 25, 2006, respectively. Amortization expense for the year ended March 3, 2007 and February 25, 2006 was $353,000 and $313,000, respectively. Annual estimated amortization expense for finite life intangible assets is expected to approximate $282,000 in 2008, $266,000 in 2009, $255,000 in 2010, $243,000 in 2011, and $231,000 in 2012.

Deferred Credits From Landlords.    Deferred credits from landlords consist of step rent and allowances from landlords related to the Company’s retail stores. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is generally recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than the straight-line rent expense, and reduced in the later years of the lease, when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts promised to the Company by landlords in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, the Company records a receivable for the full amount of the allowance when certain performance criteria articulated in the lease are met and a liability is concurrently established. This deferred credit from landlords is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease and the receivable is reduced as amounts are received from the landlord.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition.    Revenues are recognized at the time the customer receives the merchandise, which for Internet and catalog revenues reflects an estimate of shipments that have not been received by the customer based on shipping terms and estimated delivery times. Sales include merchandise, net of returns and exclude all taxes. Revenue from gift certificates and layaway sales is recognized when the customer receives the merchandise.

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

Selling, General, and Administrative Expenses.    Selling, general and administrative expenses include store payroll and related payroll benefits, store operating expenses, advertising, cooperative advertising allowances following EITF 02-16 guidance, costs associated with operating our distribution facility and freight, including moving merchandise from our distribution center to stores, share-based compensation and other corporate related expenses.

Advertising.    The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred following EITF 02-16 guidance. Advertising expense were as follows:

	Year ended March 3, 2007	Year ended February 25, 2006	Year ended February 26, 2005
	(in thousands)
Advertising expenses	$28,854	$32,445	$33,970
Cooperative advertising credits	(7,940)	(11,213)	(12,204)

Net advertising expense	$20,914	$21,232	$21,766

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

Earnings Per Share.    Earnings per share are calculated based on the weighted-average number of outstanding common shares. Diluted earnings per share are calculated based on the weighted-average number of outstanding common shares, plus the effect of dilutive stock options and restricted stock. All per share amounts, unless otherwise noted, are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options and restricted stock).

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments.    Financial instruments consist of cash and cash equivalents, accounts receivable, marketable securities and accounts payable. The carrying value of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair value.

At March 3, 2007 and February 25, 2006, the Company had not invested in, nor did it have, any derivative financial instruments.

Share-Based Compensation. On February 26, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) beginning in fiscal 2007.

FAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period. Prior to the adoption of FAS 123(R), the Company accounted for share-based awards to employees and directors in accordance with APB 25. Under APB 25, no share-based compensation expense was recognized in the Company’s Consolidated Statements of Income for stock options granted to employees and directors when the exercise price equaled the fair market value of the underlying stock at the date of grant.

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of February 26, 2006, the first day of the Company’s fiscal year 2007. The Company’s consolidated financial statements as of and for the year ended March 3, 2007 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior years have not been restated to reflect, and do not include, the impact of FAS 123(R).

Under the modified prospective transition method, share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the year ended March 3, 2007 include compensation expense for:

•

Unvested share-based awards granted prior to February 26, 2006, based on the grant date fair value determined in accordance with the pro forma provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”).

•	Share-based awards granted subsequent to February 26, 2006, based on the grant date fair value determined in accordance with the provisions of FAS 123(R).

Total share-based compensation expense recognized under FAS 123(R) for the year ended March 3, 2007 was $5.6 million. Share-based compensation expense of $0.7 million and $0.4 million for the years ended February 25, 2006 and February 26, 2005, respectively, related to restricted stock and stock options that were granted in prior years that had an exercise price below the fair market value on the date of grant, which the Company expensed under APB 25 over the requisite service period.

Share-based compensation expense recognized in the Consolidated Statements of Income for the year ended March 3, 2007 is based on awards ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result, beginning in fiscal 2007, the Company began applying an estimated forfeiture rate based on historical data to determine the amount of compensation expense recognized in the Consolidated Statements of Income. Prior to 2007, the Company used

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the actual forfeiture method allowed under FAS 123, which assumed that all options would vest and pro forma expense was only adjusted when options were actually forfeited prior to the vesting dates.

Compensation expense for stock options is recognized, net of forfeitures, over the requisite service period on a straight-line basis, using a single option approach (each option is valued as one grant, irrespective of the number of vesting tranches). Restricted stock expense is recognized, net of forfeitures, on a straight-line basis over the requisite service period.

As a result of adopting FAS 123(R) on February 26, 2006, the Company’s income before income taxes and net income for the year ended March 3, 2007 are $4.2 million and $2.6 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended March 3, 2007 are $0.05 lower than if the Company had continued to account for share-based compensation under APB 25.

Prior to the adoption of FAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.9 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had continued to account for share-based compensation under APB 25.

The following table is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FAS 123 to share-based employee compensation prior to February 26, 2006.

	2006	2005
	(in thousands, except per share amounts)
Net income
As reported	$60,533	$61,263
Total share-based employee compensation expense using the fair value based method, net of related tax	(3,660)	(3,348)
Share-based employee compensation expense recorded, net of related tax	459	292

Pro forma	$57,332	$58,207

Diluted earnings per share:
As reported	$1.23	$1.24
Pro forma	1.17	1.19
Basic earnings per share:
As reported	$1.25	$1.27
Pro forma	1.18	1.22

Recent Accounting Pronouncements.    In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal 2008). The Company is currently evaluating the provisions of FIN 48, and has not yet determined the impact on the Company’s results of operations, financial condition or liquidity.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). Adoption of FAS 157 is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). Adoption of FAS 159 is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

2.    Acquisition

As of the end of business on January 29, 2005, the Company purchased all of the outstanding capital stock of The Hang Up Shoppes, Inc. for $12,000,000 in cash plus a potential earn-out of up to a maximum of $6,000,000 in cash if certain cumulative operating results are achieved over a three-year period. Of the $12,000,000, $1,500,000 was paid 18 months subsequent to the acquisition date (August 2006). The $1,500,000 was classified in “Other liabilities and accrued expenses” as of February 25, 2006. The Hang Up Shoppes, Inc. does business under the trade name Man Alive and operated 37 stores in 9 states as of the acquisition date.

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

In 2007, the Company recorded additional deferred tax liabilities of $337,000 relating to the acquisition with a corresponding increase to Goodwill.

3.    Debt Agreement

At March 3, 2007, the Company had a $75,000,000 revolving credit facility (the “Credit Agreement”) that expires on February 25, 2010. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving loans by up to an additional $75,000,000. The Credit Agreement is available to be used by the Company to fund its working capital needs and for other general corporate purposes.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately $1,458,000 in letters of credit and $2,150,000 in stand-by letters of credit were outstanding at March 3, 2007 under the Credit Agreement. No advances were outstanding under the Credit Agreement as of March 3, 2007. Accordingly, the total revolving credit availability under the Credit Agreement was approximately $71,392,000 at March 3, 2007.

The Company’s ability to borrow monies in the future under the Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions and redemptions of common stock. In addition, the Company must maintain a minimum leverage ratio (as defined in the Credit Agreement) and minimum consolidated tangible net worth (as defined in the Credit Agreement). The Company was in compliance with all such covenants at March 3, 2007.

To maintain availability of funds under the Credit Agreement, the Company pays a commitment fee on the unused portion of the revolving credit commitments. At March 3, 2007, this commitment fee was 0.150%. Such commitment fee may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum percentage that the commitment fee could be is 0.200%.

The interest rates per annum applicable to amounts outstanding under the Credit Agreement are, at the Company’s option, either (a) the Alternate Base Rate as defined in the Credit Agreement (the “Alternate Base Rate”), or (b) the Eurodollar Base Rate as defined in the Credit Agreement (the “Eurodollar Base Rate”) plus a margin. The margin over the Eurodollar Base Rate under the Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum margin over the Eurodollar Base Rate under the Credit Agreement will be 1.125% per annum and the applicable margin as of March 3, 2007 was 0.800%. Interest payments under the Credit Agreement are due on the interest payment dates specified in the Credit Agreement.

4.    Leases

The Company leases retail stores under non-cancelable operating leases, which generally have lease terms ranging from five to ten years. Most of these lease arrangements do not provide for renewal periods. Many leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Other liabilities and accrued expenses” on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. In addition to rent payments, these leases generally require the Company to pay real estate taxes, insurance, maintenance, and other costs. The components of rent expense incurred under these leases are as follows:

	2007	2006	2005
	(in thousands)
Base rent, net of landlord deferred credits	$86,696	$79,326	$67,337
Step rent	2,452	2,649	945
Contingent rent	2,916	5,575	5,578

Rent expense	$92,064	$87,550	$73,860

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A schedule of future base rent payments by fiscal year for signed operating leases at March 3, 2007 with initial or remaining non-cancelable terms of one year or more is as follows:

(in thousands)
2008	$98,594
2009	91,485
2010	80,629
2011	69,619
2012	62,698
Thereafter	195,368

$598,393

This schedule of future base rent payments includes lease commitments for 14 new stores and 13 remodels that were not open as of March 3, 2007.

5.    Income Taxes

The components of income taxes are as follows:

	2007	2006	2005
	(in thousands)
Currently payable:
Federal	$19,997	$36,549	$27,922
State	4,234	4,855	3,715

	24,231	41,404	31,637
Deferred:
Federal	(3,932)	(4,509)	4,522
State	(463)	(515)	601

	(4,395)	(5,024)	5,123

Total provision for income taxes	$19,836	$36,380	$36,760

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Deferred credits from landlords	$25,151	$23,747
Vacation accrual	1,340	1,260
Share-based compensation	2,522	771
Other	1,529	1,971

Total deferred tax assets	30,542	27,749
Deferred tax liabilities:
Inventory	(15,481)	(16,291)
Property and equipment	(9,739)	(10,200)
Intangibles	(2,347)	(2,429)
Other	(228)	(140)

Total deferred tax liabilities	(27,795)	(29,060)

Net deferred tax asset (liability)	$2,747	$(1,311)

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate varies from the statutory federal income tax rate for 2007, 2006 and 2005 due to the following:

	2007	2006	2005
Tax at statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.4%	3.1%	2.8%
Tax-exempt interest	(0.9)%	(0.7)%	(0.4)%
Other	(0.5)%	0.1%	0.1%

	38.0%	37.5%	37.5%

As of March 3, 2007, the Company has net operating loss carryforwards of approximately $9.7 million for state tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2008 and 2017.

Payments of income taxes for 2007, 2006 and 2005 were $13,939,000, $37,927,000 and $28,976,000, respectively.

6.    Retirement Plan

The Company sponsors a defined contribution profit sharing plan, which covers substantially all employees who have completed one year of service. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan also has a 401(k) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of an employee’s wages. The Company’s total expense for the plan in 2007, 2006 and 2005 amounted to $2,605,000, $2,765,000 and $2,913,000, respectively.

7.    Stock Plans

Stock Option Activity

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

During February 2002, the Company awarded 210,000 options at a price equal to $0.50 which cliff vest after four years and expire ten years after the date of grant. During October 2003, the Company awarded 40,000 options at a price equal to $0.50 which cliff vest after five years and expire ten years after the date of grant. Total compensation expense recognized for these option awards was $115,000, $449,000 and $408,000 for 2007, 2006 and 2005, respectively.

The estimated weighted-average fair value of the individual options granted during 2007, 2006 and 2005 was $6.40, $6.51 and $9.74, respectively on the date of the grant. The fair values for all years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Dividend yield	.76%	.66%	.09%
Volatility	45.0%	49.8%	59.3%
Risk-free interest rate	4.67%	4.12%	3.26%
Expected life	4.5 years	5.0 years	5.4 years

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected volatility assumption is based on the Company’s analysis of historical volatility. The risk-free interest rate assumption is based upon the average daily closing rates during the period for U.S. treasury notes that have a life, which approximates the expected life of the option. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical exercise experience.

A reconciliation of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 25, 2006	3,115,720	$10.87
Granted	370,500	15.54
Exercised	(401,128)	4.37		$3,787,732
Forfeited	(189,910)	15.09
Expired	(17,950)	17.57

Outstanding at March 3, 2007	2,877,232	$12.06	6.6	$8,006,347

Exercisable at March 3, 2007	1,597,142	$8.72	5.6	$7,489,767

As of March 3, 2007, there was $5.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.4 years.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $3.8 million, $6.7 million and $8.2 million, respectively.

The following table summarizes information concerning outstanding and exercisable options at March 3, 2007:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 1-$ 5	327,920	4.3	$3.36	287,920	$3.76
$ 5-$10	865,472	5.3	6.67	865,472	6.67
$10-$15	415,700	8.2	13.66	184,200	13.54
$15-$25	1,268,140	7.6	17.47	259,550	17.63

	2,877,232	6.6	$12.06	1,597,142	$8.72

Restricted Stock Activity

Beginning in 2006, the Company has granted certain key employees shares of the Company’s stock to be earned over time. The restricted stock was granted under the 2002 Stock Incentive Plan and generally vests over a three-year period. The Company recorded compensation expense of $1.1 million and $0.3 million in 2007 and 2006, respectively; related to restricted stock.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at February 25, 2006	101,300	$14.35
Granted	154,950	$16.05
Vested	—	$—
Forfeited	(30,850)	$15.16

Unvested at March 3, 2007	225,400	$15.41

As of March 3, 2007, there was $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 1.8 years.

Employee Stock Purchase Plan

In 2005, the Company adopted The Finish Line, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees are able to contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85 percent of the market price on a specified date each offering period. As of March 3, 2007, 2,400,000 shares of common stock were authorized for purchase under the ESPP, of which, 44,000, 31,000, and 11,000 shares were purchased during 2007, 2006 and 2005, respectively. Prior to February 26, 2006, the Company recognized no compensation expense for the issuance of shares under the ESPP. As of February 26, 2006, in accordance with the provisions of FAS 123(R), the Company recognizes compensation expense based on the 15% discount at purchase.

8.    Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing earnings per share:

	2007	2006	2005
	(in thousands except per share amounts)
Income available to common shareholders	$32,364	$60,533	$61,263

Basic earnings per share:
Weighted-average number of common shares outstanding	47,250	48,508	48,283
Basic earnings per share	$0.68	$1.25	$1.27
Diluted earnings per share:
Weighted-average number of common shares outstanding	47,250	48,508	48,283
Stock options and restricted stock (a)	551	873	1,094

Diluted weighted-average number of common shares outstanding	47,801	49,381	49,377

Diluted earnings per share	$0.68	$1.23	$1.24

(a)	The computation of diluted earnings per share excludes options to purchase approximately 1.6 million, 0.2 million and 1.1 million shares of common stock in 2007, 2006 and 2005, respectively, because the impact of such options would have been antidilutive.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Common Stock

At March 3, 2007, shares of the Company’s stock outstanding consisted of Class A and Class B Common Stock. Class A and Class B Common Stock have identical rights with respect to dividends and liquidation preference. However, Class A and Class B Common Stock differ with respect to voting rights, convertibility and transferability.

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

On July 22, 2004, the Company’s Board of Directors approved a new stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 31, 2007, up to 5,000,000 shares of the Company’s Class A Common Stock outstanding. The Company purchased 1,260,017 shares at an average price of $12.40 in 2007 and 1,324,600 shares at an average price of $15.00 in 2006. As of March 3, 2007, the Company has purchased 2,584,617 shares of its Class A Common Stock at an average price of $13.73 per share for an aggregate amount of $35,484,000. As of March 3, 2007, the Company has 2,415,383 shares still available to repurchase under the program. As of March 3, 2007, the Company holds as treasury shares 5,628,768 shares of its Class A Common Stock at an average price of $8.56 per share for an aggregate purchase amount of $48,193,000. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. The Company declared dividends of $4,744,000 and $4,848,000 during 2007 and 2006, respectively. As of March 3, 2007 and February 25, 2006, $1,183,000 and $1,200,000, respectively, were accrued in “Other liabilities and accrued expenses.”

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Asset Impairment Charges

In the fourth quarter of 2007 and 2006, the Company recorded an asset impairment charge totaling $7,531,000 for 19 identified under-performing stores and $2,523,000 for 12 identified under-performing stores, respectively, pursuant to FAS 144. The asset impairment review encompassed all stores open for at least two years with negative contribution and cash flows as well as stores opened less then two years which had other events or changes in circumstances that indicated the store’s assets may not be recoverable. The asset impairment charge was calculated as the difference between the carrying amount of the impaired assets and each impaired store’s estimated future discounted cash flows.

11.    Contingencies

The Company is subject from time to time to certain legal proceedings and claims in the ordinary course of conducting its business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. Management believes there are no pending legal proceedings in which the Company is currently involved which will have a material adverse effect on the Company’s financial position, results of operations or cash flow.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Quarterly Financial Information (Unaudited)

	Quarter Ended
	May 27, 2006		August 26, 2006		November 25, 2006		March 3, 2007(a)
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$289,046	100.0%	$338,635	100.0%	$281,507	100.0%	$429,019	100.0%
Cost of sales (including occupancy costs)	203,129	70.3	236,810	69.9	203,639	72.3	293,759	68.5

Gross profit	85,917	29.7	101,825	30.1	77,868	27.7	135,260	31.5
Selling, general and administrative expenses	79,626	27.5	85,973	25.4	82,655	29.4	93,906	21.9
Asset impairment charge	—	—	—	—	—	—	7,531	1.7

Operating income (loss)	6,291	2.2	15,852	4.7	(4,787)	(1.7)	33,823	7.9
Interest income (expense), net	735	0.2	150	—	(21)	—	157	—

Income (loss) before income taxes	7,026	2.4	16,002	4.7	(4,808)	(1.7)	33,980	7.9
Income tax provision (benefit)	2,670	0.9	6,081	1.8	(1,828)	(0.6)	12,913	3.0

Net income (loss)	$4,356	1.5%	$9,921	2.9%	$(2,980)	(1.1)%	$21,067	4.9%

Basic earnings (loss) per share	$0.09		$0.21		$(0.06)		$.45

Diluted earnings (loss) per share	$0.09		$0.21		$(0.06)		$.44

Dividends declared per share	$0.025		$0.025		$0.025		$0.025

(a)	The Company utilizes the retail calendar for reporting. As such, the results for fiscal year 2007 represents the fifty–three week period ended March 3, 2007 and fiscal 2006 represents the fifty-two week period ended February 25, 2006. The 2007 fourth quarter consists of a fourteen week period versus a thirteen week period in 2006.

	Quarter Ended
	May 28, 2005		August 27, 2005		November 26, 2005		February 25, 2006
	(Dollars in thousands, except per share data)
Income Statement Data:
Net sales	$291,267	100.0%	$341,573	100.0%	$273,980	100.0%	$399,225	100.0%
Cost of sales (including occupancy costs)	200,593	68.9	230,449	67.5	196,432	71.7	267,250	67.0

Gross profit	90,674	31.1	111,124	32.5	77,548	28.3	131,975	33.0
Selling, general and administrative expenses	70,826	24.3	81,428	23.8	76,540	27.9	85,099	21.3
Asset impairment charge	—	—	—	—	—	—	2,523	0.6

Operating income	19,848	6.8	29,696	8.7	1,008	0.4	44,353	11.1
Interest income, net	549	0.2	512	0.1	345	0.1	602	0.1

Income before income taxes	20,397	7.0	30,208	8.8	1,353	0.5	44,955	11.2
Income tax provision	7,649	2.6	11,328	3.3	508	0.2	16,895	4.2

Net income	$12,748	4.4%	$18,880	5.5%	$845	0.3%	$28,060	7.0%

Basic earnings per share	$0.26		$0.39		$0.02		$0.59

Diluted earnings per share	$0.26		$0.38		$0.02		$0.58

Dividends declared per share	$0.025		$0.025		$0.025		$0.025

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s merchandise is marketed during all seasons, with the highest volume of merchandise sold during the second and fourth fiscal quarters as a result of back-to-school and holiday shopping. The third fiscal quarter has traditionally had the lowest volume of merchandise sold and the lowest results of operations.

The table above sets forth quarterly operating data of the Company, including such data as a percentage of net sales, for fiscal 2007 and fiscal 2006. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A—Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.    With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting.    The report of management of the Company regarding internal control over financial reporting appears under the caption “Management’s Report On Internal Control Over Financial Reporting” in Item 8 preceding the Company’s financial statements of this Annual Report on Form 10-K.

(c) Attestation Report of Independent Registered Public Accounting Firm.    The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting appears under the caption “Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting” in Item 8 preceding the Company’s financial statements of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Except for information disclosed in Part I under the heading “Directors and Executive Officers of the Registrant”, the information required by this Item is contained in the Company’s Proxy Statement for its Annual Shareholders Meeting (the “2007 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of March 3, 2007 and is incorporated herein by reference.

Item 11—Executive Compensation

The information required by this Item is incorporated herein by reference to the 2007 Proxy Statement to be filed within 120 days of March 3, 2007, the Company’s most recent fiscal year end.

Item 12—Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the 2007 Proxy Statement to be filed within 120 days of March 3, 2007, the Company’s most recent fiscal year end.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of March 3, 2007:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for futures issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders	2,877,232	$12.06	3,789,200
Equity compensation plans not approved by shareholders	—	—	—

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the 2007 Proxy Statement to be filed within 120 days of March 3, 2007, the Company’s most recent fiscal year end.

Item 14—Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the 2007 Proxy Statement to be filed within 120 days of March 3, 2007, the Company’s most recent fiscal year end.

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

(c) Exhibits

Exhibit Number	Description
2.1	Plan and Agreement of Merger between The Finish Line, Inc., a Delaware corporation and The Finish Line, Indiana Corp., an Indiana corporation.(10)

3.1	Restated Articles of Incorporation of The Finish Line, Inc.(1)

3.2	Bylaws of The Finish Line, Inc.(9)

4.1	1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.(2)*

4.2	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005)(3)*

4.3	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005)*

10.1	Form of Employment Agreement.(23)*

10.2	Form of Founders Letter.(24)*

10.3	Summary of Annual Salaries for Executives pursuant to 2006 Form of Employment Agreement*

10.4	Form of Incentive Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(15)*

10.5	Form of Non-Qualified Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(16)*

10.6	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.(18)*

10.7	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.(19)*

10.8	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.(20)*

Exhibit Number	Description
10.9	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.(21)*

10.10	Form of Incentive Stock Award Letter pursuant to the 2002 Employee Stock Incentive Plan.(22)*

10.11	Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(17)

10.12	Amended and Restated Tax Indemnification Agreement.(4)

10.13	Revolving Credit Agreement among Spike’s Holding, Inc. and The Finish Line, Inc. dated May 4, 1997.(5)

10.14	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(6)*

10.15	Amendment to Revolving Credit Agreement among Spike’s Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.(7)

10.16	The Finish Line, Inc. Profit Sharing and 401(k) Plan Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account sponsored by National City Bank.(8)*

10.17	The Finish Line, Inc. Employee Stock Purchase Plan.(11)*

10.18	Credit Agreement, dated as of February 25, 2005, among The Finish Line Inc., The Finish Line Distribution, Inc., The Finish Line USA, Inc. and Finish Line Transportation Co., Inc. as borrowers, certain lenders and National City Bank of Indiana, as Agent.(12)

10.19	Subsidiary Guaranty, dated as of February 25, 2005, by Spike’s Holding, LLC in favor of the lenders named therein.(13)

10.20	Subsidiary Guaranty, dated as of March 18, 2005, by The Finish Line Man Alive, Inc. in favor of the lenders named therein.(14)

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Ernst & Young LLP (independent registered public accounting firm).

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chairman and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2004 and incorporated herein by reference.
(2)	Previously filed as Exhibit 10.6.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-62063) and incorporated herein by reference.
(3)	Previously filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 17, 2005 and incorporated herein by reference.
(4)	Previously filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1994 and incorporated herein by reference.
(5)	Previously filed as Exhibit 10.26 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended August 30, 1997 and incorporated herein by reference.
(6)	Previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999 and incorporated herein by reference.
(7)	Previously filed as Exhibit 10.29 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended November 27, 1999 and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.32 to the Registrant’s Annual report on Form 10-K for the year ended March 3, 2001 and incorporated herein by reference.

(9)	Previously filed as Annex 2 to Appendix 1 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(10)	Previously filed as Appendix 1 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(11)	Previously filed as Appendix 3 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(12)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 2, 2005 and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 2, 2005 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 21, 2005 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.6.2 to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.6.3 to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(17)	Previously filed as Appendix 2 to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(21)	Previously filed as Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(23)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference.
(24)	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date: May 4, 2007	By:	/s/ KEVIN S. WAMPLER
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

Date: May 4, 2007	/s/ ALAN H. COHEN
Alan H. Cohen, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2007	/s/ KEVIN S. WAMPLER
Kevin S. Wampler, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 4, 2007	/s/ DAVID I. KLAPPER
David I. Klapper, Senior Executive Vice President and Director

Date: May 4, 2007	/s/ LARRY J. SABLOSKY
Larry J. Sablosky, Senior Executive Vice President and Director

Date: May 4, 2007	/s/ JEFFREY H. SMULYAN
Jeffrey H. Smulyan, Director

Date: May 4, 2007	/s/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date: May 4, 2007	/s/ BILL KIRKENDALL
Bill Kirkendall, Director

Date: May 4, 2007	/s/ WILLIAM CARMICHAEL
William Carmichael, Director

Date: May 4, 2007	/s/ CATHERINE LANGHAM
Catherine Langham, Director

Exhibit Index

Exhibit Number	Description
4.3	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).

10.3	Summary of Annual Salaries for Executives pursuant to 2006 Form of Employment Agreement.

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Ernst & Young LLP (independent registered public accounting firm).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.