Form 10-Q
period 2007-06-02
FINISH LINE INC /IN/
filed 2007-06-28
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Shares of common stock outstanding at June 22, 2007:

Class A	42,596,919
Class B	5,141,336

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 2, 2007	May 27, 2006	March 3, 2007
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,050	$37,215	$62,864
Marketable securities	—	24,875	—
Accounts receivable, net	7,422	15,006	12,845
Merchandise inventories, net	308,097	298,438	287,300
Income tax recoverable	4,499	—	—
Other	17,258	6,709	17,367

Total current assets	370,326	382,243	380,376
PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,910	39,396	40,891
Leasehold improvements	285,195	255,359	278,818
Furniture, fixtures, and equipment	113,809	98,160	111,526
Construction in progress	4,866	6,084	4,758

	447,337	400,556	437,550
Less accumulated depreciation	198,580	169,144	190,082

	248,757	231,412	247,468

Deferred income taxes	19,187	12,135	14,820
Goodwill	5,964	5,627	5,964
Other intangible assets, net	7,938	8,283	8,008

Total assets	$652,172	$639,700	$656,636

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 2, 2007	May 27, 2006	March 3, 2007
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,937	$96,562	$83,626
Employee compensation	11,129	7,937	8,618
Accrued property and sales tax	6,174	6,077	6,516
Income taxes payable	—	5,720	15,447
Deferred income taxes	10,337	12,726	12,073
Other liabilities and accrued expenses	15,667	17,980	16,606

Total current liabilities	131,244	147,002	142,886

Deferred credits from landlords	65,481	59,773	64,472
Other long-term liabilities	9,183	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized – 100,000
Shares issued – 47,649
Shares outstanding – (June 2, 2007 – 42,116; May 27, 2006 – 42,878; March 3, 2007 – 42,020)	476	476	476
Class B:
Shares authorized – 10,000
Shares issued and outstanding – 5,141	52	52	52
Additional paid-in capital	151,619	144,733	149,667
Retained earnings	341,876	322,808	347,276
Treasury stock – (June 2, 2007 – 5,533; May 27, 2006 – 4,771; March 3, 2007 – 5,629)	(47,759)	(35,144)	(48,193)

Total shareholders’ equity	446,264	432,925	449,278

Total liabilities and shareholders’ equity	$652,172	$639,700	$656,636

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	June 2, 2007	May 27, 2006
Net sales	$288,333	$289,046
Cost of sales (including occupancy costs)	211,494	203,129

Gross profit	76,839	85,917
Selling, general, and administrative expenses	82,507	79,626

Operating (loss) income	(5,668)	6,291
Interest income, net	463	735

(Loss) income before income taxes	(5,205)	7,026
(Benefit) provision for income taxes	(1,334)	2,670

Net (loss) income	$(3,871)	$4,356

Basic net (loss) income per share	$(.08)	$.09

Basic weighted average shares	47,135	47,974

Diluted net (loss) income per share	$(.08)	$.09

Diluted weighted average shares	47,135	48,625

Dividends declared per share	$.025	$.025

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - (Unaudited)

	Thirteen Weeks Ended
	June 2, 2007	May 27, 2006
OPERATING ACTIVITIES:
Net (loss) income	$(3,871)	$4,356
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	10,585	9,194
Deferred income taxes	(6,103)	(720)
Share-based compensation	1,588	1,437
Loss on disposal of property and equipment	61	192
Excess tax benefits from share-based compensation	(151)	(514)
Changes in operating assets and liabilities:
Accounts receivable	5,423	(3,007)
Merchandise inventories	(20,797)	(29,848)
Other current assets	108	(2,334)
Accounts payable	4,311	12,556
Employee compensation	2,511	(4,089)
Accrued income taxes payable/recoverable	(10,850)	311
Other liabilities and accrued expenses	(1,291)	(3,993)
Deferred credits from landlords	1,009	2,914

Net cash used in operating activities	(17,467)	(13,545)
INVESTING ACTIVITIES:
Purchases of property and equipment	(11,990)	(19,737)
Proceeds from disposal of property and equipment	125	200
Purchases of available-for-sale marketable securities	(53,125)	(96,725)
Proceeds from sale of available-for-sale marketable securities	53,125	120,925

Net cash (used in) provided by investing activities	(11,865)	4,663
FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,800	—
Repayments on short-term borrowings	(1,800)	—
Dividends paid to shareholders	(1,183)	(1,200)
Proceeds from issuance of common stock	550	715
Excess tax benefits from share-based compensation	151	514
Purchase of treasury stock	—	(1,420)

Net cash used in financing activities	(482)	(1,391)

Net decrease in cash and cash equivalents	(29,814)	(10,273)
Cash and cash equivalents at beginning of period	62,864	47,488

Cash and cash equivalents at end of period	$33,050	$37,215

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

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 3, 2007 (“fiscal 2007”).

2.	Income Taxes and Change in Accounting Principle

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective March 4, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not (i.e., a likelihood of more than fifty percent) that the position will be sustained upon examination by tax authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure recognized tax positions at the largest amount of tax benefit that is more than fifty percent likely of being realized upon ultimate settlement. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

Upon adoption of FIN 48, the Company recognized an additional $0.3 million liability for unrecognized tax benefits, which was accounted for as a reduction to the Company’s opening retained earnings on March 4, 2007. Including the cumulative effect increase, at March 4, 2007, the Company had $8.6 million of total unrecognized tax benefits, $4.6 million of which would affect the Company’s effective tax rate if recognized in future periods. The Company also reclassified $8.6 million of unrecognized tax benefits from current income taxes to other long-term liabilities in the Consolidated Balance Sheets.

The Company is subject to U.S. federal income tax as well as income tax by multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through fiscal year 2003 and all state and local income tax matters through fiscal year 1998. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities. With the information available as of June 2, 2007, it is reasonably possible that the total amount of unrecognized tax benefits related to various examinations will change during the next 12 months, however, it is not possible to reasonably estimate the amount of change in unrecognized tax benefits that may result from full or partial resolution of the matters within the next 12 months.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $1.4 million accrued for interest and penalties at March 4, 2007.

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.

3.	Common Stock

On July 22, 2004, the Company’s Board of Directors approved a stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 2007, up to 5,000,000 shares of the Company’s outstanding Class A Common Stock. There were no shares repurchased during the thirteen weeks ended June 2, 2007. During the thirteen weeks ended May 27, 2006, the Company purchased 113,100 shares of its Class A Common Stock at an average price of $12.55 per share for an aggregate amount of $1.4 million. As of June 2, 2007, the Company has 2,415,383 shares still available for repurchase under the program.

4.	Recent Accounting Pronouncements

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

5.	Subsequent Event

On June 17, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Genesco Inc. (“Genesco”) under which the Company has agreed to acquire all of the outstanding common shares of Genesco for $54.50 per share in cash. Under the terms of the Merger Agreement, a newly formed acquisition subsidiary will be merged with and into Genesco, with Genesco continuing as the surviving corporation and a subsidiary of the Company (the “Merger”). The total transaction value is approximately $1.5 billion, and the transaction is expected to be completed in Fall 2007. The completion of the transaction is subject to the approval of Genesco’s shareholders and the satisfaction of customary closing conditions and regulatory approvals. Genesco is a Nashville-based specialty retailer of footwear, headwear, and accessories with more than 2,000 retail stores in the United States and Canada. Genesco sells principally under the names Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Hatworld, Lids, Hat Shack, Hat Zone, Head Quarters and Cap Connection. Genesco also sells footwear at wholesale under its Johnston & Murphy brand and under the licensed Dockers brand.

The Merger Agreement may be terminated upon certain circumstances, including if Genesco’s Board of Directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. The Merger Agreement provides that, upon the termination of the Merger Agreement, under specified circumstances, Genesco will be required to pay the Company, as a sole remedy in such circumstances, a termination fee of $46.0 million and up to $10.0 million of documented expenses and fees (including reasonable attorneys’ fees) incurred by the Company. Additionally, in the event Genesco’s shareholders do not approve the transaction at the special meeting of shareholders convened for the purposes of considering the Merger Agreement, Genesco will be required to reimburse up to $10.0 million of documented expenses and fees (including reasonable attorneys’ fees) incurred by the Company.

Each issued and outstanding share of Genesco’s preferred stock will remain outstanding following the effective time of the Merger. However, the Company currently intends to redeem any redeemable shares of preferred stock that have not converted into Common Stock, if applicable, after the effective time in accordance with Genesco’s charter. Additionally, the Company may conduct a tender offer (the “Tender Offer”) with respect to the approximately 60,000 outstanding shares of Genesco’s employees’ subordinated convertible stock, which is currently not redeemable (the “Employee Preferred Stock”), at $54.50 per share that will be conditioned on (i) the consummation of the Merger and (ii) the tendering holders of the Employee Preferred Stock granting proxies to vote in favor of the Merger and an amendment to Genesco’s charter (the “Amendment”) to allow for the redemption of the Employee Preferred Stock after the consummation of the Merger at $54.50 per share. However, neither the making nor consummation of the Tender Offer, nor the approval of Genesco’s shareholders of the Amendment, is a condition to the closing of the Merger for Genesco or the Company. Genesco has agreed to recommend the adoption of the Amendment to its shareholders and to include the Amendment in Genesco’s proxy statement relating to the Merger Agreement.

The transaction will be financed through a combination of existing cash on hand and up to $1.6 billion in financing pursuant to a commitment provided by UBS Securities LLC, consisting of a Revolving Credit Facility, a Senior Secured Term Loan, and a Senior Unsecured Bridge Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, the availability of products, management of growth, and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended March 3, 2007 (fiscal 2007).

	Thirteen weeks ended
	June 2, 2007	May 27, 2006
Number of Stores:
Finish Line
Beginning of period	690	657
Opened	6	14
Closed	(1)	(2)

End of period	695	669

Man Alive
Beginning of period	86	51
Opened	7	14
Closed	—	—

End of period	93	65

Paiva
Beginning of period	13	—
Opened	2	4
Closed	—	—

End of period	15	4

Total
Beginning of period	789	708
Opened	15	32
Closed	(1)	(2)

End of period	803	738

	June 2, 2007	May 27, 2006
Square feet information as of:
Finish Line
Square feet	3,860,527	3,759,424
Average store size	5,555	5,619
Man Alive
Square feet	319,478	206,056
Average store size	3,435	3,170
Paiva
Square feet	58,381	15,107
Average store size	3,892	3,777
Total
Square feet	4,238,386	3,980,587

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	June 2, 2007		May 27, 2006
	(Unaudited)		(Unaudited)
Footwear	$233,000	81%	$230,687	80%
Softgoods	55,333	19%	58,359	20%

Total	$288,333	100%	$289,046	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended
	June 2, 2007	May 27, 2006
	(Unaudited)
Net sales	100.0%	100.0%
Cost of sales (including occupancy costs)	73.4	70.3

Gross profit	26.6	29.7
Selling, general and administrative expenses	28.6	27.5

Operating (loss) income	(2.0)	2.2
Interest income – net	.2	.2

(Loss) income before income taxes	(1.8)	2.4
(Benefit) provision for income taxes	(.5)	.9

Net (loss) income	(1.3)%	1.5%

THIRTEEN WEEKS ENDED JUNE 2, 2007 COMPARED TO THIRTEEN WEEKS ENDED MAY 27, 2006

Consolidated net sales decreased 0.2% to $288.3 million for the thirteen weeks ended June 2, 2007 from $289.0 million for the thirteen weeks ended May 27, 2006. The decrease was primarily attributable to a comparable store net sales decrease of 3.9% for the thirteen weeks ended June 2, 2007. This decrease was partially offset by an 8.8% increase in the number of stores open during the period from 738 at May 27, 2006 to 803 at June 2, 2007 and a $3.4 million increase in net sales from existing stores that were open only part of the thirteen weeks ended May 27, 2006. The 3.9% decrease in comparable store net sales was attributable to a 4.1% decrease for Finish Line stores offset partially by a 0.6% increase for Man Alive stores. Comparable footwear net sales for the thirteen weeks ended June 2, 2007 decreased 0.8% while comparable softgoods net sales decreased 16.6% for the comparable period. The 0.8% decrease in comparable footwear net sales is primarily due to a 4.1% decrease in average selling price for footwear. The decrease in average selling price is primarily a result of selling more sandals and canvas footwear, which have a lower price point, as well as higher markdowns during the thirteen weeks ended June 2, 2007. The 16.6% decrease in comparable softgoods net sales is primarily due to weakness in branded and private label apparel along with accessories. Comparable net sales per square foot for the Company decreased to $67 from $72 for the same thirteen-week period of the prior year.

Gross profit for the thirteen weeks ended June 2, 2007 was $76.8 million, a decrease of $9.1 million (10.6%) from the thirteen weeks ended May 27, 2006. During this same period, gross profit decreased to 26.6% of net sales versus 29.7% for the prior year. This 3.1% decrease was due to a 2.1% decrease in margin for product sold and a 1.0% increase in occupancy costs as a percentage of net sales. The 2.1% decrease in product margin is primarily a result of higher markdowns taken to reduce aged inventory and increased promotional activity. The increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to the decrease in comparable store net sales of 3.9% for the thirteen weeks ended June 2, 2007.

Selling, general and administrative expenses increased $2.9 million, or 3.6%, to $82.5 million (28.6% of net sales) for the thirteen weeks ended June 2, 2007 from $79.6 million (27.5% of net sales) for the thirteen weeks ended May 27, 2006. This increase was partially attributable to the operating costs related to operating 65 net additional stores at June 2, 2007 versus May 27, 2006. The 1.1% increase as a percentage of net sales was primarily due to the decrease in comparable store net sales of 3.9%, as most selling, general and administrative expenses were deleveraged.

Net interest income was $0.5 million (0.2% of net sales) for the thirteen-week period ended June 2, 2007 compared to $0.7 million (0.2% of net sales) for the thirteen weeks ended May 27, 2006. The decrease of $0.2 million was due primarily to lower average cash and marketable securities balances during the thirteen weeks ended June 2, 2007 compared to the thirteen weeks ended May 27, 2006.

The Company’s provision for income taxes reflects a benefit of $1.3 million for the thirteen weeks ended June 2, 2007 compared to a provision for income taxes of $2.7 million for the thirteen weeks ended May 27, 2006. The decrease in tax expense is due to the net loss reported for the thirteen weeks ended June 2, 2007 compared to net income for the thirteen weeks ended May 27, 2006 offset partially by additional tax expense recorded in the first quarter related to an increase in unrecognized tax benefits attributable to tax positions taken in prior periods. The Company expects its effective tax rate to approximate 38.5% for the remaining quarters of fiscal 2008.

Net loss for the thirteen weeks ended June 2, 2007 was $3.9 million compared to net income of $4.4 million for the thirteen weeks ended May 27, 2006. Diluted net loss per share was $0.08 for the thirteen weeks ended June 2, 2007 compared to diluted net income per share of $0.09 for the thirteen weeks ended May 27, 2006. Diluted weighted average shares outstanding were 47.1 million and 48.6 million for the thirteen weeks ended June 2, 2007 and May 27, 2006, respectively. The decrease in diluted weighted average shares outstanding is primarily due to the Company’s repurchase of 1.1 million shares since May 27, 2006.

Liquidity and Capital Resources

The Company used net cash of $17.5 million in its operating activities during the thirteen weeks ended June 2, 2007 as compared to $13.5 million used during the thirteen weeks ended May 27, 2006.

The Company used net cash in its investing activities of $11.9 million for the thirteen weeks ended June 2, 2007 compared to net cash provided by investing activities of $4.7 million for the quarter ended May 27, 2006. The $11.9 million used in the thirteen weeks ended June 2, 2007 is primarily the result of capital expenditures of $12.0 million.

The Company’s working capital was $239.1 million at June 2, 2007, which was a $1.6 million increase from $237.5 million at March 3, 2007.

Consolidated merchandise inventories were $308.1 million at June 2, 2007 compared to $287.3 million at March 3, 2007 and $298.4 at May 27, 2006. On a per square foot basis, consolidated merchandise inventories decreased 3.0% at June 2, 2007 compared to May 27, 2006, and were 5.8% higher than at March 3, 2007.

At June 2, 2007, the Company had cash and cash equivalents of $33.1 million, no marketable securities and no interest bearing debt. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity.

For the year ending March 1, 2008, the Company currently plans to open approximately 20 to 22 Finish Line stores (6 opened during the thirteen weeks), 11 Man Alive stores (7 opened during the thirteen weeks) and 2 Paiva stores (2 opened during the thirteen weeks) as well as remodel approximately 13 to 15 existing Finish Line stores (6 remodeled during the thirteen weeks) and approximately 2 existing Man Alive stores. In addition, the Company has various other corporate projects. The Company expects capital expenditures for the current fiscal year to approximate $35.0 to 40.0 million. Management believes that cash on hand, operating cash flow and the Company’s existing $75.0 million bank facility, which expires on February 25, 2010, will provide sufficient capital to complete the Company’s current store expansion program and to satisfy the Company’s other capital requirements in the foreseeable future (other than the Genesco acquisition discussed in “Subsequent Events”).

On July 22, 2004, the Company’s Board of Directors approved a stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 2007, up to 5,000,000 shares of the Company’s outstanding Class A Common Stock. There were no shares repurchased during the thirteen weeks ended June 2, 2007. During the thirteen weeks ended May 27, 2006, the Company purchased 113,100 shares of its Class A Common Stock at an average price of $12.55 per share for an aggregate amount of $1.4 million. As of June 2, 2007, the Company has 2,415,383 shares still available to repurchase under the program.

Contractual Obligations

The Company’s contractual obligations primarily consist of long-term debt, operating leases, and purchase orders for merchandise inventory. There have been no significant changes to the Company’s contractual obligations identified in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and additional operating leases entered into due to store openings).

Subsequent Events

On June 17, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Genesco Inc. (“Genesco”) under which the Company has agreed to acquire all of the outstanding common shares of Genesco for $54.50 per share in cash. Under the terms of the Merger Agreement, a newly formed acquisition subsidiary will be merged with and into Genesco, with Genesco continuing as the surviving corporation and a subsidiary of the Company (the “Merger”). The total transaction value is approximately $1.5 billion, and the transaction is expected to be completed in Fall 2007. The completion of the transaction is subject to the approval of Genesco’s shareholders and the satisfaction of customary closing conditions and regulatory approvals. Genesco is a Nashville-based specialty retailer of footwear, headwear, and accessories with more than 2,000 retail stores in the United States and Canada. Genesco sells principally under the names Journeys, Journeys Kidz, Shi by Journeys, Johnston & Murphy, Underground Station, Hatworld, Lids, Hat Shack, Hat Zone, Head Quarters and Cap Connection. Genesco also sells footwear at wholesale under its Johnston & Murphy brand and under the licensed Dockers brand.

The Merger Agreement may be terminated upon certain circumstances, including if Genesco’s Board of Directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. The Merger Agreement provides that, upon the termination of the Merger Agreement, under specified circumstances, Genesco will be required to pay the Company, as a sole remedy in such circumstances, a termination fee of $46.0 million and up to $10.0 million of documented expenses and fees (including reasonable attorneys’ fees) incurred by the Company. Additionally, in the event Genesco’s shareholders do not approve the transaction at the special meeting of shareholders convened for the purposes of considering the Merger Agreement, Genesco will be required to reimburse up to $10.0 million of documented expenses and fees (including reasonable attorneys’ fees) incurred by the Company.

Each issued and outstanding share of Genesco’s preferred stock will remain outstanding following the effective time of the Merger. However, the Company currently intends to redeem any redeemable shares of preferred stock that have not converted into Common Stock, if applicable, after the effective time in accordance with Genesco’s charter. Additionally, the Company may conduct a tender offer (the “Tender Offer”) with respect to the approximately 60,000 outstanding shares of Genesco’s employees’ subordinated convertible stock, which is currently not redeemable (the “Employee Preferred Stock”), at $54.50 per share that will be conditioned on (i) the consummation of the Merger and (ii) the tendering holders of the Employee Preferred Stock granting proxies to vote in favor of the Merger and an amendment to Genesco’s charter (the “Amendment”) to allow for the redemption of the Employee Preferred Stock after the consummation of the Merger at $54.50 per share. However, neither the making nor consummation of the Tender Offer, nor the approval of Genesco’s shareholders of the Amendment, is a condition to the closing of the Merger for Genesco or the Company. Genesco has agreed to recommend the adoption of the Amendment to its shareholders and to include the Amendment in Genesco’s proxy statement relating to the Merger Agreement.

The transaction will be financed through a combination of existing cash on hand and up to $1.6 billion in financing pursuant to a commitment provided by UBS Securities LLC, consisting of a Revolving Credit Facility, a Senior Secured Term Loan, and a Senior Unsecured Bridge Facility.

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

Effective March 4, 2007, the Company adopted the provisions of FIN 48 which clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, the Company increased the liabilities for net unrecognized tax benefits by $0.3 million resulting in an equal reduction to the March 4, 2007 balance of retained earnings. Additionally, the Company reclassified $8.6 million of unrecognized tax benefits from current income taxes to other long-term liabilities in conjunction with adopting FIN 48.

Except for the adoption of FIN 48, there have been no other material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk associated with interest rates as of March 3, 2007 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007. For the thirteen weeks ended June 2, 2007, there has been no significant change in related market risk factors.

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

Failure to Complete Merger. The proposed acquisition of Genesco is subject to the satisfaction of certain closing conditions described in the Merger Agreement, including the approval of Genesco’s shareholders, regulatory approval and other customary closing conditions. There can be no assurance that the conditions required to complete the merger will be either satisfied or waived.

If the proposed acquisition is not completed for any reason, the Company will have incurred substantial expenses without realizing the anticipated benefits of the merger. The Company has incurred substantial legal, accounting and financial advisory fees, and the Company’s management team has devoted considerable time and effort in connection with the merger, which may have diverted management’s attention away from other business matters. In addition, the market price of shares of the Company’s common stock may decline to the extent that the current market price of our shares reflects a market assumption that the merger will be completed.

Other risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007. Other than the proposed acquisition of Genesco, there has been no significant change to identified risk factors for the thirteen weeks ended June 2, 2007.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a) Exhibits

10.1	Material Definitive Merger Agreement with Genesco Inc. dated June 17, 2007. Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a–14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: June 28, 2007	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Executive Vice President-Chief Financial Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002