Form 10-Q
period 2007-09-01
FINISH LINE INC /IN/
filed 2007-09-27
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Shares of common stock outstanding at September 21, 2007:

Class A	42,604,527
Class B	5,141,336

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 1, 2007	August 26, 2006	March 3, 2007
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$34,182	$40,291	$62,864
Accounts receivable, net	8,025	15,974	12,845
Merchandise inventories, net	303,631	322,732	287,300
Other	18,029	5,899	17,367
Income tax recoverable	4,070	—	—

Total current assets	367,937	384,896	380,376

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,408	39,515	40,891
Leasehold improvements	280,573	263,423	278,818
Furniture, fixtures, and equipment	111,582	105,916	111,526
Construction in progress	3,920	8,089	4,758

	439,040	418,500	437,550

Less accumulated depreciation	204,936	176,045	190,082

	234,104	242,455	247,468

Deferred income taxes	19,931	15,085	14,820
Goodwill	5,964	5,627	5,964
Other intangible assets, net	7,868	8,203	8,008

Total assets	$635,804	$656,266	$656,636

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 1, 2007	August 26, 2006	March 3, 2007
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$75,799	$105,667	$83,626
Employee compensation	8,989	12,156	8,618
Accrued property and sales tax	7,984	8,504	6,516
Income taxes payable	—	9,900	15,447
Deferred income taxes	8,977	13,550	12,073
Other liabilities and accrued expenses	14,737	17,053	16,606

Total current liabilities	116,486	166,830	142,886

Deferred credits from landlords	64,071	59,978	64,472
Other long-term liabilities	9,229	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized – 100,000
Shares issued – 47,649
Shares outstanding – (September 1, 2007 – 42,135; August 26, 2006 – 41,812; March 3, 2007 – 42,020)	476	476	476
Class B:
Shares authorized – 10,000
Shares issued and outstanding – 5,141	52	52	52
Additional paid-in capital	153,085	146,364	149,667
Retained earnings	340,079	331,551	347,276
Treasury stock – (September 1, 2007 – 5,514; August 26, 2006 – 5,837; March 3, 2007 – 5,629)	(47,674)	(48,985)	(48,193)

Total shareholders’ equity	446,018	429,458	449,278

Total liabilities and shareholders’ equity	$635,804	$656,266	$656,636

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Net sales	$342,966	$338,635	$631,299	$627,681
Cost of sales (including occupancy expense)	243,401	236,810	454,895	439,939

Gross profit	99,565	101,825	176,404	187,742
Selling, general, and administrative expenses	91,047	85,973	173,554	165,599
Asset impairment	11,527	—	11,527	—

Operating (loss) income	(3,009)	15,852	(8,677)	22,143
Interest income, net	237	150	700	885

(Loss) income before income taxes	(2,772)	16,002	(7,977)	23,028
Income tax (benefit) expense	(974)	6,081	(2,308)	8,751

Net (loss) income	$(1,798)	$9,921	$(5,669)	$14,277

Basic net (loss) income per share	$(.04)	$.21	$(.12)	$.30

Basic weighted average shares	47,188	47,101	47,162	47,538

Diluted net (loss) income per share	$(.04)	$.21	$(.12)	$.30

Diluted weighted average shares	47,188	47,612	47,162	48,119

Dividends declared per share	$—	$.025	$.025	$.050

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - (Unaudited)

	Twenty-Six Weeks Ended
	September 1, 2007	August 26, 2006
OPERATING ACTIVITIES:
Net (loss) income	$(5,669)	$14,277
Adjustments to reconcile net (loss) income to net cash (used in provided by operating activities:)
Asset impairment	11,527	—
Depreciation and amortization	21,244	18,861
Deferred income taxes	(8,207)	(2,846)
Loss on disposal of property and equipment	507	203
Share-based compensation	3,206	2,873
Excess tax benefits from share-based compensation	(158)	(791)
Changes in operating assets and liabilities:
Accounts receivable	4,820	(3,975)
Merchandise inventories	(16,331)	(54,142)
Other current assets	(662)	(1,524)
Accounts payable	(7,827)	21,661
Employee compensation	371	130
Accrued income taxes payable/recoverable	(10,579)	3,977
Other liabilities and accrued expenses	781	(161)
Deferred credits from landlords	(401)	3,119

Net cash (used in) provided by operating activities	(7,378)	1,662

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,919)	(40,378)
Proceeds from disposals of property and equipment	145	200
Proceeds from sale of available-for-sale marketable securities	58,750	155,475
Settlement of Man Alive holdback	—	(1,500)
Purchases of available-for-sale marketable securities	(58,750)	(106,400)

Net cash (used in) provided by investing activities	(19,774)	7,397

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,800	20,000
Repayment of short-term borrowings	(1,800)	(20,000)
Dividends paid to shareholders	(2,376)	(2,404)
Proceeds from issuance of common stock	688	976
Excess tax benefits from share-based compensation	158	791
Purchase of treasury stock	—	(15,619)

Net cash used in financing activities	(1,530)	(16,256)

Net decrease in cash and cash equivalents	(28,682)	(7,197)
Cash and cash equivalents at beginning of period	62,864	47,488

Cash and cash equivalents at end of period	$34,182	$40,291

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

2. Acquisition of Genesco

As previously disclosed, on June 17, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Genesco Inc. (“Genesco”) under which the Company agreed to acquire all of the outstanding common shares of Genesco for $54.50 per share in cash, subject to certain conditions. Under the terms of the Merger Agreement, if the Merger is completed, a newly formed acquisition subsidiary will be merged with and into Genesco, with Genesco continuing as the surviving corporation and a subsidiary of the Company (the “Merger”). The total transaction value is approximately $1.5 billion.

On August 14, 2007, the Company announced that the Federal Trade Commission had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the Merger. On September 17, 2007, Genesco’s shareholders voted to approve the Merger Agreement. The completion of the transaction remains subject to certain additional closing conditions and may be terminated in certain circumstances.

UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) have committed to provide financing for the Merger and ongoing working capital requirements of the combined company of up to $1.8 billion through a combination of a Senior Secured Revolving Credit Facility, a Senior Secured Term Loan and a Senior Unsecured Bridge Facility. On September 14, 2007, the Company issued a press release announcing that it had received two letters from UBS reserving all rights with respect to its obligation to complete the financings for the Merger and asking that the Company cause Genesco to provide all financial and other information requested by UBS to enable it to determine whether a “Material Adverse Effect” under the Merger Agreement had occurred.

On September 19, 2007, the Company received a communication from UBS indicating its intention to defer further work on the closing documents pending its analysis of Genesco’s financial condition and performance. The same day, Genesco delivered a letter to the Company demanding that the Company immediately consummate the Merger. On September 21, 2007, Genesco filed a lawsuit in the Chancery Court in Nashville, Tennessee seeking an order of specific performance requiring the Company to take all steps necessary to consummate the Merger contemplated by the Merger Agreement. The Company intends to continue working on the closing documents while continuing to evaluate its options in accordance with the terms of the Merger Agreement.

3. Closure of Paiva Stores

On August 27, 2007, the Board of Directors of the Company approved management’s recommendation to proceed with the closure of the Company’s Paiva stores. The Company notified affected employees of this decision on August 27, 2007. The decision to take this action resulted from a thorough assessment and analysis, which revealed the concept was not demonstrating the potential necessary to deliver an acceptable long-term return on investment. The Company plans to close all 15 Paiva stores and online business by the end of the third quarter of fiscal 2008 (13 of the stores have closed as of September 27, 2007). For the thirteen and twenty-six weeks ended September 1, 2007, the Company recognized $13.0 million of expense related to the future closure of Paiva, consisting of $11.5 million of impairment expense related to long-lived assets, $0.9 million of lease related expenses for leases terminated in the second quarter, and $0.6 million of inventory write-downs. The Company expects to incur an additional $3 to $5 million of closure expense in the third quarter of fiscal 2008 primarily consisting of lease related expenses for leases terminated in the third quarter and for estimated future rent payments, if any, at the cease use date. Cash payments will be made in the third quarter of fiscal 2008 for those leases where we are able to negotiate a termination settlement or over the various remaining lease terms if we are not successful in negotiating settlements with the respective landlords. Inventory write-downs and lease related expenses related to the closure of Paiva have been recorded in cost of sales and asset impairment expenses have been recorded in operating expenses in the Consolidated Statements of Operations.

4. Income Taxes and Change in Accounting Principle

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

The Company is subject to U.S. federal income tax as well as income tax by multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through fiscal 2003 and all state and local income tax matters through fiscal year 1998. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities. With the information available as of September 1, 2007, it is reasonably possible that the total amount of unrecognized tax benefits related to the settlement of various examinations and expirations of statutes of limitations will decrease by $0.6 million during the next 12 months.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $1.4 million accrued for interest and penalties at March 4, 2007.

During the thirteen and twenty-six weeks ended September 1, 2007, the total gross unrecognized tax benefits did not change materially from March 4, 2007.

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.

5. Common Stock

Stock Repurchase Program

On July 22, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market or in privately negotiated transactions through December 2007, up to 5,000,000 shares of the Company’s outstanding Class A Common Stock. There were no shares repurchased during the twenty-six weeks ended September 1, 2007. During the twenty-six weeks ended August 26, 2006, the Company purchased 1,260,017 shares of its Class A Common Stock at an average price of $12.40 per share for an aggregate amount of $15.6 million. As of September 1, 2007, the Company has 2,415,383 shares still available for repurchase under the program.

Dividends

The Company declared a dividend of $.025 per share of Class A and Class B common stock in the first quarter of fiscal 2008. In light of the previously announced Agreement and Plan of Merger entered into with Genesco Inc., the Board of Directors decided not to declare a quarterly cash dividend payment in the second quarter. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

6. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). The Company is currently evaluating the impact that the adoption of FAS 157 will have, if any, on its results of operations and financial condition.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, product demand and market acceptance risks, the effect of economic conditions, the effect of competitive products and pricing, the availability of products, management of growth, events relating to the Company’s Merger Agreement with Genesco, the Company’s closing of its Paiva stores and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended March 3, 2007 (fiscal 2007).

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
Number of Stores:

Finish Line
Beginning of period	695	669	690	657
Opened	5	5	11	19
Closed	(3)	(2)	(4)	(4)

End of period	697	672	697	672

Man Alive
Beginning of period	93	65	86	51
Opened	3	11	10	25
Closed	(1)	—	(1)	—

End of period	95	76	95	76

Paiva
Beginning of period	15	4	13	—
Opened	—	2	2	6
Closed	—	—	—	—

End of period	15	6	15	6

Total
Beginning of period	803	738	789	708
Opened	8	18	23	50
Closed	(4)	(2)	(5)	(4)

End of period	807	754	807	754

	September 1, 2007	August 26, 2006
Square feet information as of:

Finish Line
Square feet	3,861,838	3,760,967
Average store size	5,541	5,597

Man Alive
Square feet	326,336	244,774
Average store size	3,435	3,221

Paiva
Square feet	58,381	23,511
Average store size	3,892	3,919

Total
Square feet	4,246,555	4,029,252

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	September 1, 2007 (unaudited)		August 26, 2006 (unaudited)
Footwear	$280,144	82%	$274,450	81%
Softgoods	62,822	18%	64,185	19%

Total	$342,966	100%	$338,635	100%

	Twenty-Six Weeks Ended
Category	September 1, 2007 (unaudited)		August 26, 2006 (unaudited)
Footwear	$513,145	81%	$505,137	80%
Softgoods	118,154	19%	122,544	20%

Total	$631,299	100%	$627,681	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 1, 2007	August 26, 2006	September 1, 2007	August 26, 2006
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	71.0	69.9	72.1	70.1

Gross profit	29.0	30.1	27.9	29.9
Selling, general and administrative expenses	26.5	25.4	27.5	26.4
Asset impairment	3.4	—	1.8	—

Operating (loss) income	(0.9)	4.7	(1.4)	3.5
Interest income, net	0.1	—	0.1	0.2

(Loss) income before income taxes	(0.8)	4.7	(1.3)	3.7
Income tax (benefit) expense	(0.3)	1.8	(0.4)	1.4

Net (loss) income	(0.5)%	2.9%	(0.9)%	2.3%

Thirteen Weeks Ended September 1, 2007 Compared to Thirteen Weeks Ended August 26, 2006

Consolidated net sales increased 1.3% to $343.0 million for the thirteen weeks ended September 1, 2007 from $338.6 million for the thirteen weeks ended August 26, 2006. This increase in net sales was primarily attributable to an increase in the number of stores in operation partially offset by a decline in comparable store net sales. As of September 1, 2007, the number of stores in operation increased by 53 stores (7.0%) to 807 from 754 at August 26, 2006. The 53 additional stores were made up of 32 new Finish Line stores less 7 Finish Line stores closed, 22 new Man Alive stores less 3 Man Alive stores closed and 9 new Paiva stores. During the thirteen weeks ended September 1, 2007, the Company’s comparable store net sales decreased 4.7% compared to the same period in the prior year. The 4.7% decrease in comparable store net sales was attributable to a 4.8% decrease for Finish Line stores and a 2.4% decrease for Man Alive stores. Comparable footwear net sales for the thirteen weeks ended September 1, 2007 decreased 2.9%, while comparable softgood net sales for the comparable period decreased 12.8%. The 2.9% decrease in comparable footwear net sales is primarily a result of a 5.1% decrease in the Finish Line average selling price (ASP) for the thirteen weeks ended September 1, 2007. The decrease in Finish Line ASP is attributable to the increasingly competitive and promotional retail environment in the mall as well as selling more sandals and canvas footwear, which have a lower ASP. The 12.8% decrease in comparable net softgood sales was primarily due to a continued decline in the urban market related to Man Alive and weakness in all apparel and accessory categories related to Finish Line during the thirteen weeks ended September 1, 2007. Comparable net sales per square foot for the Company decreased to $80 from $84 for the same thirteen week period of the prior year.

Gross profit for the thirteen weeks ended September 1, 2007 was $99.6 million, a decrease of $2.2 million (2.2%) from $101.8 million for the thirteen weeks ended August 26, 2006. During this same period, gross profit decreased to 29.0% of net sales versus 30.1% for the prior year. This 1.1% decrease was due to a 1.0% increase in occupancy costs as a percentage of net sales and a 0.3% decrease in margin for product sold, partially offset by a 0.2% decrease in inventory shrink. The 1.0% increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to the negative 4.7% comparable store sales for the thirteen weeks ended September 1, 2007 as well as $0.9 million of additional lease related expenses related to Paiva lease terminations. The 0.3% decrease in margin for product sold was primarily due to the additional $0.6 million of inventory write-down related to future Paiva store closures as well as significant declines in Man Alive product margin related to clearing excess aged inventory, partially offset by an increase in margin for product sold for Finish Line of 0.6%.

Selling, general and administrative expenses increased $5.0 million (5.9%) to $91.0 million (26.5% of net sales) for the thirteen weeks ended September 1, 2007 from $86.0 million (25.4% of net sales) for the thirteen weeks ended August 26, 2006. This dollar increase was primarily attributable to the additional operating costs related to operating 53 additional stores at September 1, 2007 compared to August 26, 2006. The 1.1% increase as a percentage of net sales was due primarily to an increase in advertising of 0.5% of net sales related to brand awareness campaigns, as well as the deleveraging of most selling, general, and administrative expenses due to the decrease in comparable net sales of 4.7% for the thirteen weeks ended September 1, 2007.

Asset impairment expense was $11.5 million (3.4% of net sales) for the thirteen weeks ended September 1, 2007 compared to no such expense for the thirteen weeks ended August 26, 2006. The $11.5 million related to future Paiva store closures.

Net interest income was $0.2 million for the thirteen weeks ended September 1, 2007 and August 25, 2006.

The Company’s provision for income taxes reflects a benefit of $1.0 million for the thirteen weeks ended September 1, 2007, compared to a provision for income taxes of $6.1 million for the thirteen weeks ended August 26, 2006. The change was due to a loss before income taxes of $2.8 million for the thirteen weeks ended September 1, 2007 compared to income before income taxes of $16.0 million for the thirteen weeks ended August 26, 2006 offset partially by additional state tax expense recorded in the thirteen weeks ended September 1, 2007 related to specific events occurring in the period. The Company expects its effective tax rate to approximate 38.5% for the remaining quarters of fiscal 2008.

Net loss was $1.8 million for the thirteen weeks ended September 1, 2007 compared to net income of $9.9 million for the thirteen weeks ended August 26, 2006. Diluted net loss per share was $0.04 for the thirteen weeks ended September 1, 2007 compared to diluted net income per share of $0.21 for the thirteen weeks ended August 26, 2006. Diluted weighted average shares outstanding were 47.2 million and 47.6 million for the thirteen weeks ended September 1, 2007 and August 26, 2006, respectively.

Twenty-Six Weeks Ended September 1, 2007 Compared to Twenty-Six Weeks Ended August 26, 2006

Net sales increased 0.6% ($3.6 million) to $631.3 million for the twenty-six weeks ended September 1, 2007 from $627.7 million for the twenty-six weeks ended August 26, 2006. Of this increase, $20.0 million was attributable to a 7.0% increase in the number of stores open (754 at August 26, 2006 to 807 at September 1, 2007) as well as a $7.6 million increase in net sales from existing stores open only part of the first twenty-six weeks of last year. These increases were partially offset by a comparable store net sales decrease of 4.4% for the twenty-six weeks ended September 1, 2007. The 4.4% decrease in comparable store net sales was attributable to a 4.5% decrease for Finish Line stores and a 1.1% decrease for Man Alive stores. Comparable footwear net sales for the twenty-six weeks ended September 1, 2007 decreased 2.0% while comparable softgood net sales decreased 14.6%. The 2.0% decrease in comparable footwear net sales was primarily a result of a 4.7% decrease in Finish Line ASP for the twenty-six weeks ended September 1, 2007. The decrease in Finish Line ASP is attributable to the increasingly competitive and promotional retail environment in the mall as well as selling more sandals and canvas footwear, which have a lower ASP. The 14.6% decrease in comparable softgood net sales was primarily due to a continued decline in the urban market related to Man Alive and weakness in all apparel and accessory categories related to Finish Line during the twenty-six weeks ended September 1, 2007. Comparable net sales per square foot for the Company decreased to $148 from $156 for the same twenty-six week period of the prior year.

Gross profit for the twenty-six weeks ended September 1, 2007 was $176.4 million (27.9% of net sales), a decrease of $11.3 million (6.0%) over the $187.7 million (29.9% of net sales) for the twenty-six weeks ended August 26, 2006. This 2.0% decrease was due to a 1.1% decrease in margin for product sold and a 1.0% increase in occupancy costs, partially offset by a 0.1% decrease in inventory shrink. The 1.1% decrease in margin for product sold was a result of higher markdowns taken to reduce aged inventory and increased promotional activity primarily during the first quarter of fiscal 2008. The 1.0% increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to the 4.4% decrease in comparable store net sales for the twenty-six weeks ended September 1, 2007 in addition to $0.9 million of additional lease related expenses related to Paiva lease terminations.

Selling, general and administrative expenses increased $8.0 million (4.8%) to $173.6 million (27.5% of net sales) for the twenty-six weeks ended September 1, 2007 from $165.6 million (26.4% of net sales) for the twenty-six weeks ended August 26, 2006. This dollar increase was primarily attributable to the additional operating costs related to operating 53 additional stores at September 1, 2007 compared to August 26, 2006. The 1.1% increase as a percentage of net sales was due primarily to an increase in payroll, depreciation, and freight expenses of 0.5%, 0.4% and 0.2% of net sales, respectively, as a result of deleveraging due to the decrease in comparable store net sales of 4.4% for the twenty-six weeks ended September 1, 2007.

Asset impairment expense was $11.5 million (1.8% of net sales) for the twenty-six weeks ended September 1, 2007 compared to no such expense for the twenty-six weeks ended August 26, 2006. The $11.5 million related to future Paiva store closures.

Net interest income was $0.7 million (0.1% of net sales) for the twenty-six weeks ended September 1, 2007, compared to net interest income of $0.9 million (0.2% of net sales) for the twenty-six weeks ended August 26, 2006, a decrease of $0.2 million (22.2%). This decrease was primarily due to lower average cash and marketable securities balances during the twenty-six weeks ended September 1, 2007 compared to the twenty-six weeks ended August 26, 2006.

The Company’s provision for income taxes reflects a benefit of $2.3 million for the twenty-six weeks ended September 1, 2007 compared to a provision for income taxes of $8.8 million for the twenty-six weeks ended August 26, 2006. The change in tax expense is due to the $8.0 million net loss before income taxes reported for the twenty-six weeks ended September 1, 2007 compared to net income before income taxes of $23.0 million for the twenty-six weeks ended August 26, 2006 offset partially by additional state tax expense recorded in the twenty-six weeks ended September 1, 2007 related to specific events occurring in the period. The Company expects its effective tax rate to approximate 38.5% for the remaining quarters of fiscal 2008.

Net loss was $5.7 million for the twenty-six weeks ended September 1, 2007 compared to net income of $14.3 million for the twenty-six weeks ended August 26, 2006. Diluted net loss per share was $0.12 for the twenty-six weeks ended September 1, 2007 compared to diluted net income per share of $0.30 for the thirteen weeks ended August 26, 2006. Diluted weighted average shares outstanding were 47.2 million and 48.1 million for the twenty-six weeks ended September 1, 2007 and August 26, 2006, respectively.

Liquidity and Capital Resources

The Company used cash of $7.4 million in its operating activities during the twenty-six weeks ended September 1, 2007 as compared to generating cash from its operating activities of $1.7 million during the twenty-six weeks ended August 26, 2006. The difference of $9.1 million was primarily due to the $20.0 million decrease in net income offset partially by the non-cash asset impairment charge of $11.5 million for the twenty-six weeks ended September 1, 2007.

Consolidated merchandise inventories were $303.6 million at September 1, 2007 compared to $287.3 million at March 3, 2007 and $322.7 million at August 26, 2006. On a per square foot basis, consolidated merchandise inventories at September 1, 2007 decreased 10.7% compared to August 26, 2006, and were 4.0% higher than at March 3, 2007. The 10.7% decrease from August 26, 2006 was a concerted effort by management to continue to align inventory to be better positioned for the second half of the year. The 4.0% increase from March 3, 2007 is primarily related to increased inventory levels related to back-to-school season.

The Company’s working capital was $251.5 million at September 1, 2007, an increase of $14.0 million from $237.5 million at March 3, 2007.

The Company used net cash in its investing activities of $19.8 million for the twenty-six weeks ended September 1, 2007 compared to net cash provided by investing activities of $7.4 million for the twenty-six weeks ended August 26, 2006. The $19.8 million used in the twenty-six weeks ended September 1, 2007 is primarily the result of capital expenditures of $19.9 million primarily for construction of new stores and remodeling of existing stores.

At September 1, 2007 the Company had cash and cash equivalents of $34.2 million, no marketable securities, and no interest bearing debt. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity.

For the year ending March 1, 2008, the Company currently plans to open approximately 18 Finish Line stores (11 opened during the twenty-six weeks), 11 Man Alive stores (10 opened during the twenty-six weeks) and 2 Paiva stores (2 opened during the twenty-six weeks) as well as remodel approximately 17 existing Finish Line stores (13 remodeled during the twenty-six weeks) and approximately 2 (none remodeled during the twenty-six weeks) existing Man Alive stores. In addition, the Company has various other corporate projects. The Company expects capital expenditures for the current fiscal year to approximate $30.0 to 35.0 million (other than with respect to the Genesco acquisition discussed in “Genesco Acquisition”). Management believes that cash on hand, operating cash flow and the Company’s existing $75.0 million bank facility, which expires on February 25, 2010, will provide sufficient capital to complete the Company’s current store expansion program and to satisfy the Company’s other capital requirements in the foreseeable future (other than the Genesco acquisition discussed in “Genesco Acquisition”).

On July 22, 2004, the Company’s Board of Directors approved a stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 2007, up to 5 million shares of the Company’s outstanding Class A Common Stock. There were no shares repurchased during the twenty-six weeks ended September 1, 2007. During the twenty-six weeks ended August 26, 2006, the Company purchased 1,260,017 shares of its Class A Common Stock at an average price of $12.40 per share for an aggregate amount of $15.6 million. As of September 1, 2007, the Company has 2,415,383 shares still available for repurchase under the program.

In determining whether and at what level to declare a dividend, we considered a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources. In light of the previously announced Agreement and Plan of Merger entered into with Genesco Inc., the Board of Directors decided not to declare the Company’s quarterly cash dividend of $0.025 per share of Class A and Class B common stock during the quarter ended September 1, 2007. Further declaration of dividends, if any, remain at the discretion of the Company’s Board of Directors.

Closing of Paiva Stores

On August 27, 2007, the Board of Directors of the Company approved management’s recommendation to proceed with the closure of the Company’s Paiva stores. The Company notified affected employees of this decision on August 27, 2007. The decision to take this action resulted from a thorough assessment and analysis, which revealed the concept was not demonstrating the potential necessary to deliver an acceptable long-term return on investment. The Company plans to close all 15 Paiva stores and online business by the end of the third quarter of fiscal 2008 (13 of the stores have closed as of September 27, 2007). For the thirteen and twenty-six weeks ended September 1, 2007, the Company recognized $13.0 million of expense related to the future closure of Paiva, consisting of $11.5 million of impairment expense related to long-lived assets, $0.9 million of lease related expenses for leases terminated in the second quarter, and $0.6 million of inventory write-downs. The Company expects to incur an additional $3 to $5 million of closure expense in the third quarter of fiscal 2008 primarily consisting of lease related expenses for leases terminated in the third quarter and for estimated future rent payments, if any, at the cease use date. Cash payments will be made in the third quarter of fiscal 2008 for those leases where we are able to negotiate a termination settlement or over the various remaining lease terms if we are not successful in negotiating settlements with the respective landlords. Inventory write-downs and lease related expenses related to the closure of Paiva have been recorded in cost of sales and asset impairment expenses have been recorded in operating expenses in the Consolidated Statements of Operations.

Contractual Obligations

Other than with respect to the Genesco transaction, the Company’s contractual obligations primarily consist of long-term debt, operating leases, and purchase orders for merchandise inventory. There have been no significant changes to the Company’s contractual obligations identified in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and additional operating leases entered into due to store openings).

Genesco Acquisition

Liquidity and Capital Resources

On June 17, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Genesco Inc. (“Genesco”) under which the Company agreed to acquire all of the outstanding common shares of Genesco for $54.50 per share in cash, subject to certain conditions. Under the terms of the Merger Agreement, if the Merger is completed, a newly formed acquisition subsidiary, which is wholly-owned by the Company, will be merged with and into Genesco, with Genesco continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). The total transaction value is approximately $1.5 billion. If the Merger is consummated, the Company intends to finance the transaction and related fees and expenses through a combination of cash on hand and proceeds of financings committed to be provided by UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”).

Post-Merger Indebtedness

At September 1, 2007, on a pro forma basis after giving effect to the Merger and the transactions contemplated thereby, the Company would have had approximately $1.6 billion principal amount of consolidated indebtedness. Principal and interest payments under the Company’s debt obligations will represent significant liquidity requirements. Annual mandatory repayments of principal amounts over the next five years would be $6.9 million.

Capital Expenditures

The Company’s and Genesco’s capital expenditures have historically included primarily furniture and fixtures and leasehold improvements to build out and/or remodel its retail stores. For fiscal 2007, the Company spent $74.0 million on capital expenditures. The Company expects capital expenditures for fiscal 2008 to approximate $30.0 to 35.0 million and Genesco expects its capital expenditures to be approximately $90.2 million for fiscal 2008 according to Genesco’s Form 10-Q filed with the Securities and Exchange Commission on September 13, 2007. Assuming the completion of the Merger, the Company currently expects to spend approximately $70.0 to $125.0 million on capital expenditures in fiscal 2009. The Company expects that its ability to make capital expenditures will be limited by the terms of its new senior secured credit facilities if those facilities are completed to finance a Merger with Genesco.

Sources of Liquidity

Assuming the completion of the Merger, and the completion of the transactions contemplated thereby, including without limitation the financings committed to be provided by UBS, following the Merger the Company’s principal source of cash to fund its liquidity needs will be cash from operating activities and borrowings under its new credit facilities. The Company currently believes that cash generated from operations, together with amounts available under these credit facilities, will be adequate to meet its debt service requirements, working capital needs, capital expenditures and integration costs through the upcoming fiscal year. The Company’s future operating performance and ability to service or refinance its outstanding indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company’s control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk associated with interest rates as of March 3, 2007 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007. For the twenty-six weeks ended September 1, 2007, there has been no significant change in related market risk factors.

Assuming the completion of the Merger, the Company anticipates that following the Merger and the transactions contemplated thereby, it will have market risk exposure relating to interest rates. The Company anticipates that, immediately following the consummation of the Merger and the transactions contemplated thereby, its primary market risk exposure will consist of interest rate risk relating to the variable rate borrowings under its new senior secured credit facilities.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On September 21, 2007 Genesco filed suit against the Company and Headwind, Inc. in the Chancery Court for the State of Tennessee in Davidson County, Tennessee. The case is entitled Genesco v. The Finish Line, Case No. 07-2137-II. The complaint alleges, among other things, that the Company has breached the Merger Agreement. The complaint seeks an order of specific performance requiring the Company to take all steps necessary to consummate the transactions contemplated by the Merger Agreement. Genesco has requested, both in its complaint and in a separate motion, that the case proceed on an expedited basis. The Company has not yet responded to the complaint. On September 24, 2007, the Company served a notice under the Merger Agreement that Genesco has breached the Merger Agreement by failing to provide access to financial information and access to its representatives as required by the terms of the Merger Agreement. The Company intends to vigorously defend itself in the case.

In addition, the Company is subject from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A: RISK FACTORS

Other than as described below, there are no material changes to the risk factors previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007, which Item 1A is incorporated by this reference. In addition to the risk factors described below, if the Merger with Genesco is completed, the risk factors previously reported under Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007 would generally apply to the combined company, rather than solely to The Finish Line, Inc.

The Merger with Genesco may not be completed and the Company may not be able to respond to litigation relating to the Merger.

The proposed acquisition of Genesco is subject to the satisfaction of certain closing conditions described in the Merger Agreement. There can be no assurance that the conditions required to complete the merger will be either satisfied or waived.

If the proposed Merger is not completed for any reason, the Company will have incurred substantial expenses without realizing the anticipated benefits of the Merger. The Company has incurred substantial legal, accounting and financial advisory fees, and the Company’s management team has devoted considerable time and effort in connection with the Merger, which may have diverted management’s attention away from other business matters.

In connection with its purported rights under its financing commitment letter, UBS has demanded that the Company obtain certain documents, books and records from Genesco and that Genesco make available certain knowledgeable persons to UBS or its representatives regarding Genesco’s recent financial performance. The Company has made the requested demands to Genesco pursuant to the Merger Agreement, but as of September 26, 2007, Genesco has refused to comply. The Company has delivered to Genesco a notice under the Merger Agreement advising Genesco that it is in breach of its obligations under the Merger Agreement. UBS may contend that the Company’s failure to cause Genesco to deliver the requested documents, books and records and access to persons is an excuse to performance of its obligations under its financing commitment letter.

Further, the Company has received communications from UBS indicating UBS’s intention to defer further work on the closing documents pending its analysis of Genesco’s financial condition and performance, and Genesco has filed suit against the Company seeking an order requiring the Company to take all steps necessary to consummate the Merger. If UBS does not provide the financing under its financing commitment letter and is excused from its funding obligations and Genesco is successful in the litigation and obtains an order of specific performance requiring the Company to perform under the Merger Agreement, then the Company would not be able to perform under the Merger Agreement. Alternatively, or in addition to an order of specific performance, Genesco may seek monetary damages against the Company allegedly suffered by Genesco as a result of the Company’s failure or inability to complete the Merger. Under these circumstances, there can be no assurance the Company would be able to respond to any or all of such damage award.

If the Merger is completed, the Company will have significant indebtedness outstanding and may incur additional indebtedness that could negatively affect our business and prevent us from satisfying our obligations under our indebtedness.

If the Merger is completed, the Company will be highly leveraged. After giving effect to the completion of the Merger, the Company would have approximately $1.6 billion of indebtedness. The Company’s debt obligations may adversely affect its operations in a number of ways and the Company can make no assurance that cash flow from operations will be sufficient to service its debt and meet its other operating and capital expenditure requirements.

The Company’s high level of indebtedness could have various negative effects, including the following:

1.	it may be difficult for the Company to satisfy the obligations under its indebtedness;

2.	the Company’s ability to obtain additional financing for working capital, capital expenditures, potential acquisition opportunities or general corporate or other purposes may be impaired;

3.	a substantial portion of our cash flow from operations would have to be dedicated to the payment of principal and interest on the Company’s indebtedness, reducing the funds available to the Company for other purposes;

4.	it may place the Company at a competitive disadvantage relative to its competitors who have less debt or are less leveraged;

5.	it may limit the Company’s flexibility in planning for, or reacting to, changes in the markets in which we compete; and

6.	the Company may be more vulnerable to economic downturns, may be limited in its ability to respond to competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions.

The Company’s integration with Genesco may prove to be difficult, strain the Company’s resources and subject the Company to liabilities. The Company may not realize the expected benefits of the acquisition.

This Merger, if completed, would be substantially larger than any of the Company’s previous acquisitions. The expansion of the Company’s business and operations resulting from the acquisition of Genesco, including the differences in the strategies and infrastructures of our companies, may strain our administrative, operational and financial resources. The integration of The Finish Line, Inc. and Genesco would require the time, effort, attention and dedication of management resources and may distract management from their other responsibilities in unpredictable ways. The integration process could create a number of potential challenges and adverse consequences, including the possible unexpected loss of key employees or suppliers, a possible loss of sales, an increase in operating and other costs and the need to modify operating accounting controls and procedures as well as information systems. The Company may have difficulty integrating Genesco’s operations with its operations, including with respect to coordinating geographically separate organizations, coordinating marketing functions and consolidating corporate and administrative infrastructures, as well as the potential for unanticipated incompatibility of purchasing, logistics and administration methods. The integration of Genesco, if completed, may not generate anticipated sales increases. In addition, the integration of Genesco may subject the Company to liabilities existing at Genesco, some of which may be unknown. These types of challenges and uncertainties could have a material adverse effect on our business, cash flows, results of operations and financial condition. Our ability to realize the anticipated benefits of the Merger will depend, in part, on our ability to successfully integrate the businesses of The Finish Line, Inc. and Genesco and the Company cannot assure you that the combination of the two companies will result in the realization of the full benefits anticipated from the acquisition. In particular, if we are unable to successfully implement our planned integration with Genesco and realize the expected benefits with respect thereto, our results of operations and cash flows could be adversely affected.

Genesco’s actual financial results may vary significantly from the projections filed with its proxy.

In connection with the merger, Genesco prepared projected financial information that were filed with the SEC on July 11, 2007 as part of its proxy statement relating to the merger. At the time they were prepared, the projections reflected numerous assumptions concerning Genesco’s anticipated future performance with respect to prevailing and anticipated market and economic conditions, which were and remain beyond Genesco’s control, and which may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Actual results may vary significantly from the projections.

Our failure to obtain consents to change of control provisions in certain of Genesco’s contracts may adversely affect the combined company’s business and operations.

A substantial portion of Genesco’s real property leases as well as some of its intellectual property licenses have change of control provisions that may be triggered by the Merger. While we are in the process of negotiating with the relevant landlords and licensors to obtain their consent to the change of control, there can be no assurances that we will be able to do so. If we are unable to obtain the consent of these landlords, we may be unable to continue operations in the stores subject to those leases. If we are unable to obtain the consent of these licensors, we may be unable to continue to sell the product lines that are subject to those license agreements. The occurrence of any of the foregoing, either individually or in the aggregate, may adversely affect our business, cash flows, results of operations and financial condition.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 19, 2007 the Company held its Annual Meeting of Shareholders at which the following matters were approved by the Company’s shareholders by the votes indicated:

(a)	The following Class III directors were elected to serve until the 2010 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. Of the 42,589,952 shares (1 vote per share) of Class A common stock and the 5,141,336 shares (10 votes per share) of Class B common stock represented at the meeting, the directors were elected by the following votes:

Number Of Votes Received

Name	Votes For	Votes Withheld
David I. Klapper	73,344,201	16,806,130
Stephen Goldsmith	89,606,921	543,410
Catherine A. Langham	89,608,855	541,476

(b)	Ratification of the Appointment of Ernst & Young LLP as the Company’s Independent Auditors:

Votes For	Votes Against	Votes Abstaining
89,061,711	1,064,009	24,611

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

THE FINISH LINE, INC.

Date: September 27, 2007	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Executive Vice President-Chief Financial Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002