Form 10-Q
period 2007-12-01
FINISH LINE INC /IN/
filed 2008-01-09
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Shares of common stock outstanding at January 4, 2008:

Class A	42,655,453
Class B	5,141,336

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 1, 2007	November 25, 2006	March 3, 2007
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,065	$12,899	$62,864
Accounts receivable, net	7,259	17,802	12,845
Merchandise inventories, net	338,732	356,856	287,300
Income taxes recoverable	7,272	—	—
Other	14,901	5,948	17,367

Total current assets	382,229	393,505	380,376

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,426	39,529	40,891
Leasehold improvements	283,695	283,342	278,818
Furniture, fixtures, and equipment	113,280	112,268	111,526
Construction in progress	2,428	3,251	4,758

	442,386	439,947	437,550
Less accumulated depreciation	212,660	184,437	190,082

	229,726	255,510	247,468

Deferred income taxes	23,034	14,162	14,820
Goodwill	5,964	5,627	5,964
Other intangible assets, net	7,797	8,124	8,008

Total assets	$648,750	$676,928	$656,636

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 1, 2007	November 25, 2006	March 3, 2007
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$100,845	$118,579	$83,626
Short-term borrowings	—	20,400	—
Employee compensation	13,391	8,919	8,618
Accrued property and sales tax	6,788	6,137	6,516
Income taxes payable	—	212	15,447
Deferred income taxes	5,089	13,291	12,073
Other liabilities and accrued expenses	19,869	17,428	16,606

Total current liabilities	145,982	184,966	142,886

Deferred credits from landlords	62,686	64,379	64,472
Other long-term liabilities	8,370	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized – 100,000
Shares issued – 47,649
Shares outstanding – (December 1, 2007 – 42,164; November 25, 2006 – 41,928; March 3, 2007 – 42,020)	476	476	476
Class B:
Shares authorized – 10,000
Shares issued and outstanding – 5,141	52	52	52
Additional paid-in capital	154,606	148,129	149,667
Retained earnings	324,125	327,391	347,276
Treasury stock – (December 1, 2007 – 5,485; November 25, 2006 – 5,721; March 3, 2007 – 5,629)	(47,547)	(48,465)	(48,193)

Total shareholders’ equity	431,712	427,583	449,278

Total liabilities and shareholders’ equity	$648,750	$676,928	$656,636

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty–Nine Weeks Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
Net sales	$268,699	$280,025	$894,409	$906,242
Cost of sales (including occupancy costs)	198,803	201,895	646,163	640,172

Gross profit	69,896	78,130	248,246	266,070
Selling, general, and administrative expenses	83,261	80,917	253,372	243,524
Merger related costs	9,658	—	9,883	—

Operating (loss) income	(23,023)	(2,787)	(15,009)	22,546
Interest income (expense), net	223	(21)	923	864

(Loss) income from continuing operations before income taxes	(22,800)	(2,808)	(14,086)	23,410
Income tax (benefit) expense	(9,035)	(1,047)	(4,626)	8,951

(Loss) income from continuing operations	(13,765)	(1,761)	(9,460)	14,459
Loss from discontinued operations, net of income tax benefit	(2,189)	(1,219)	(12,163)	(3,162)

Net (loss) income	$(15,954)	$(2,980)	$(21,623)	$11,297

Basic (loss) income per share:
(Loss) income from continuing operations	$(.29)	$(.04)	$(.20)	$.31
Loss from discontinued operations	(.05)	(.02)	(.26)	(.07)

Net (loss) income	$(.34)	$(.06)	$(.46)	$.24

Basic weighted average shares	47,211	46,909	47,178	47,328

Diluted (loss) income per share:
(Loss) income from continuing operations	$(.29)	$(.04)	$(.20)	$.30
Loss from discontinued operations	(.05)	(.02)	(.26)	(.06)

Net (loss) income	$(.34)	$(.06)	$(.46)	$.24

Diluted weighted average shares	47,211	46,909	47,178	47,882

Dividends declared per share	$—	$.025	$.025	$.075

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands) - (Unaudited)

	Thirty-Nine Weeks Ended
	December 1, 2007	November 25, 2006
OPERATING ACTIVITIES:
Net (loss) income	$(21,623)	$11,297
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Asset impairments	11,527	—
Depreciation and amortization	31,015	28,679
Deferred income taxes	(15,198)	(2,182)
Share-based compensation	4,748	4,302
Loss on disposal of property and equipment	521	339
Excess tax benefits from share-based compensation	(158)	(1,200)
Changes in operating assets and liabilities:
Accounts receivable	5,586	(5,803)
Merchandise inventories	(51,432)	(88,266)
Other current assets	2,466	(1,573)
Accounts payable	17,219	34,573
Employee compensation	4,773	(3,107)
Accrued income taxes payable/recoverable	(14,641)	(5,711)
Other liabilities and accrued expenses	4,718	(1,745)
Deferred credits from landlords	(1,786)	7,520

Net cash used in operating activities	(22,265)	(22,877)

INVESTING ACTIVITIES:
Purchases of property and equipment	(25,263)	(63,334)
Proceeds from disposals of property and equipment	153	226
Settlement of Man Alive holdback	—	(1,500)
Proceeds from sale of available-for-sale marketable securities	58,750	155,475
Purchases of available-for-sale marketable securities	(58,750)	(106,400)

Net cash used in investing activities	(25,110)	(15,533)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,800	57,600
Repayment of short-term borrowings	(1,800)	(37,200)
Dividends paid to shareholders	(2,376)	(3,582)
Proceeds from issuance of common stock	794	1,422
Excess tax benefits from share-based compensation	158	1,200
Purchase of treasury stock	—	(15,619)

Net cash (used in) provided by financing activities	(1,424)	3,821

Net decrease in cash and cash equivalents	(48,799)	(34,589)
Cash and cash equivalents at beginning of period	62,864	47,488

Cash and cash equivalents at end of period	$14,065	$12,899

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

The Company has experienced, and expects to continue to experience, significant variability in sales and net (loss) income from reporting period to reporting period. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Certain amounts in the financial statements of the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net (loss) income.

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

UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) committed to provide financing for the Merger and ongoing working capital requirements of the combined company of up to $1.8 billion through a combination of a Senior Secured Revolving Credit Facility, a Senior Secured Term Loan and a Senior Unsecured Bridge Facility (the “UBS Financing”).

On September 19, 2007, the Company received a communication from UBS indicating its intention to defer further work on the closing documents for the Merger pending its analysis of Genesco’s financial condition and performance. The same day, Genesco delivered a letter to the Company demanding that the Company immediately consummate the Merger. On September 21, 2007, Genesco filed a lawsuit in the Chancery Court in Nashville, Tennessee seeking an order of specific performance requiring the Company to take all steps necessary to consummate the Merger contemplated by the Merger Agreement. The Company filed an answer, counterclaim and third-party claim for declaratory judgment in connection with this action seeking, among other things, a declaratory judgment that a Company Material Adverse Effect had occurred under the Merger Agreement. UBS intervened as a defendant in the Nashville, Tennessee case and filed an answer to Genesco’s complaint. On November 13, 2007, Genesco amended its complaint to add an alternative claim for damages. On November 15, 2007, the Company filed an answer to Genesco’s amended complaint asserting that a Company Material Adverse Effect had occurred under the Merger Agreement and asserting a counterclaim against Genesco for intentional or negligent misrepresentation. On that day, UBS filed an answer to Genesco’s amended complaint and a counterclaim asserting fraud against Genesco.

On November 14, 2007, the Company was named as a defendant, along with Genesco, in a complaint for declaratory relief filed by UBS in the United States District Court for the Southern District of New York. UBS is seeking a declaration in the New York federal district court action that its commitment letter for the UBS Financing (the “Commitment”), which expires on April 30, 2008 (after an extension agreed to by UBS), is void and/or may properly be terminated by UBS because the Company will not be able to provide, prior to the expiration of the Commitment, a valid solvency certificate attesting to the solvency of the combined Finish Line-Genesco entity resulting from the Merger. Such a certificate is a condition precedent to the closing of the UBS Financing. The Company was recently served in this action, and intends to file a timely answer in the New York case.

The trial of the issues in the Chancery Court in Nashville concluded on December 18, 2007, and the Chancery Court issued its opinion on December 27, 2007. The Chancery Court held that the Company is required to close the Merger with Genesco and use reasonable best efforts to obtain the financing required to do so (i.e., either the UBS Financing which is the subject of the New York action, or alternative financing on terms not materially less favorable in the aggregate than the UBS Financing). Although the Chancery Court held that the deterioration in Genesco’s financial condition and operating results constituted a material adverse effect (“MAE”), it also found that Genesco’s decline in performance was due to general economic conditions and was not disproportionate to its peers. As a result, the MAE fell within one of the MAE carve-outs in the Merger Agreement and the Company was, therefore, not excused from completing the Merger based on Genesco’s decline in financial condition and operating results. The Chancery Court reserved for determination by the United States District Court for the Southern District of New York whether the merged entity would be insolvent. The Chancery Court noted in its opinion that if the New York District Court so holds, performance of the Merger may be impossible and, in that event, the Company believes that the Chancery Court is not likely to specifically enforce the Merger. The Company is considering all of its options, including the possibility of an appeal.

If, as a result of the lawsuit it has filed in the U.S. District Court for the Southern District of New York or for other reasons, UBS does not provide financing under the Commitment and the Company is not able to secure alternative financing on terms not materially less favorable in the aggregate than the UBS Financing, then the Company likely would not be able to perform under the Merger Agreement. If the Company fails to perform, Genesco is likely to pursue monetary damages against the Company for the damages allegedly suffered by Genesco as a result of the Company’s failure or inability to complete the Merger. The Company would resist any such damage claim. Moreover, since Genesco (as opposed to its shareholders) did not lose the benefit of any lost Merger premium, the Company believes the law would preclude Genesco from recovering that premium, given the express language in the Merger Agreement generally excluding third party beneficiaries. The Company also believes that the holders of options and restricted shares granted under Genesco’s stock benefit plans would not be able to recover any lost Merger premium as to their options or restricted shares if the Merger does not close. The Company believes the law supports these positions. See Consolidated Edison, Inc. v. Northeast Utilities, 426 F.3d 524 (2d Cir. 2005), Cities Service Co. v. Gulf Oil Corp., 797 P.2d 1009 (Okla. Ct. App. 1990); In re Gulf Oil/Cities Service Tender Offer Litigation, 725 F. Supp. 712 (S.D.N.Y. 1989). The Chancery Court recently dismissed a related case brought on behalf of Genesco shareholders on the basis that Genesco’s shareholders are not entitled to bring an action under the Merger Agreement as a result of the third party beneficiary exclusion in the Merger Agreement. The Chancery Court did not consider any damage claim issues in the trial that concluded on December 18, 2007, and a trial on such issues would not be expected to be set before the issue in the New York court is resolved. Any damage determination, if made, would be subject to the appeals process.

If the New York court finds that the Merger will not result in an insolvent entity, and the Company is legally obligated after exhausting all judicial remedies to proceed with the Merger, the Company would expect to proceed with the Merger. This assumes that the Company is able to obtain the financing required to do so (i.e., either the UBS Financing or alternative financing on terms not materially less favorable in the aggregate than the UBS Financing).

3.	Discontinued Operations of Paiva

On August 27, 2007, the Board of Directors of the Company approved management’s recommendation to proceed with the closure of the Company’s Paiva stores. The Company notified affected employees of this decision on August 27, 2007. The decision to take this action resulted from a thorough assessment and analysis, which revealed the concept was not demonstrating the potential necessary to deliver an acceptable long-term return on investment. The Company closed all 15 Paiva stores and online business during the thirteen weeks ended December 1, 2007. The Company records amounts in discontinued operations as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). Paiva’s net assets primarily consisted of property and equipment of $14.1 million and $12.0 million and inventory of $3.4 million and $2.1 million as of November 25, 2006 and March 3, 2007, respectively. In accordance with FAS 144, the results of operations of Paiva are classified in discontinued operations for all periods presented. The financial results of the Paiva operations, which are included in discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented, were as follows (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
	(unaudited)		(unaudited)
Net sales	$1.6	$1.5	$7.2	$2.9

Loss from discontinued operations, before income tax benefit	$(3.6)	$(2.0)	$(20.3)	$(5.2)
Income tax benefit	1.4	0.8	8.1	2.0

Loss from discontinued operations, net of income tax benefit	$(2.2)	$(1.2)	$(12.2)	$(3.2)

For the thirteen weeks ended December 1, 2007, the loss from discontinued operations of Paiva included operating losses as well as $3.1 million of lease expense resulting from $3.9 million of estimated future rent payments, including estimated lease termination payments, offset by $0.8 million of reversal of step rent liability previously included within “Deferred credits from landlords” on the Consolidated Balance Sheets. For the thirty-nine weeks ended December 1, 2007, the loss from discontinued operations of Paiva included operating losses as well as $11.5 million related to the impairment of long-lived assets and $4.0 million of lease expense resulting from $5.2 million of estimated future rent payments, including estimated lease termination payments, offset by $1.2 million of reversal of step rent and construction allowance liability previously included within “Deferred credits from landlords” on the Consolidated Balance Sheets. For the thirteen and thirty-nine weeks ended November 25, 2006, losses from discontinued operations of Paiva shown in the table above represent operating losses only.

Based on the Company’s current estimates as of December 1, 2007, future lease payments, including estimated lease termination payments, are expected to result in a total cash outlay of approximately $3.5 million and $1.4 million for payback of unamortized construction allowances. Unamortized construction allowances are included within “Deferred credits from landlords” on the Consolidated Balance Sheets. The Company anticipates that all cash payments will occur within the next 15 months.

The balance and net activity for the estimated future lease payments, including estimated lease termination payments, related to Paiva, which are included within “Other liabilities and accrued expenses” on the Consolidated Balance Sheets, are as follows (in millions):

Lease Reserve
Balance at September 1, 2007	$1.3
Additional provision	3.9
Cash payments	(1.7)

Balance at December 1, 2007	$3.5

4.	Income Taxes and Change in Accounting Principle

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective March 4, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not (i.e., a likelihood of more than fifty percent) that the position will be sustained upon examination by tax authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure recognized tax positions at the largest amount of tax benefit that is more than fifty percent likely of being realized upon ultimate settlement. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

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

The Company is subject to U.S. federal income tax as well as income tax by multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through fiscal 2004 and all state and local income tax matters through fiscal year 1998. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities. With the information available as of December 1, 2007, it is reasonably possible that the total amount of unrecognized tax benefits related to the settlement of various examinations and expirations of statutes of limitations will decrease by $0.5 million during the next 12 months.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $1.4 million accrued for interest and penalties at March 4, 2007.

During the thirteen and thirty-nine weeks ended December 1, 2007, the total gross unrecognized tax benefits did not change materially from March 4, 2007.

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.

5.	Common Stock

Stock Repurchase Program

On July 22, 2004, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market or in privately negotiated transactions through December 31, 2007, up to 5,000,000 shares of the Company’s outstanding Class A Common Stock. There were no shares repurchased during the thirty-nine weeks ended December 1, 2007. During the thirty-nine weeks ended November 25, 2006, the Company purchased 1,260,017 shares of its Class A Common Stock at an average price of $12.40 per share for an aggregate amount of $15.6 million. As of December 1, 2007, the Company has 2,415,383 shares still available for repurchase under the program.

Dividends

The Company declared a dividend of $.025 per share of Class A and Class B common stock in the first quarter of fiscal 2008. In light of the previously announced Merger Agreement entered into with Genesco, and the costs and uncertainties surrounding the litigation related to the Merger, the Board of Directors decided to suspend future quarterly dividends beginning with the quarter ended September 1, 2007 until further notice. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

6.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). The FASB is currently proposing to delay the effective date of FAS 157 to fiscal years beginning after November 15, 2008 (fiscal 2010), for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is at least annually). The Company is currently evaluating the impact that the adoption of FAS 157 will have, if any, on its results of operations and financial condition.

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

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, costs, potential liabilities, and other events relating to the Company’s Merger Agreement with Genesco and the related litigation; product demand and market acceptance risks; the effect of economic conditions; the effect of competitive products and pricing; the availability of products; management of growth, and the other risks detailed in the Company’s Annual Report on Form 10-K for the year ended March 3, 2007 and this Form 10-Q under the heading “Item 1A. Risk Factors.” Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended March 3, 2007 (fiscal 2007).

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Thirteen weeks ended		Thirty-nine weeks ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
Number of Stores:
Finish Line
Beginning of period	697	672	690	657
Opened	7	21	18	40
Closed	(3)	(1)	(7)	(5)

End of period	701	692	701	692

Man Alive
Beginning of period	95	76	86	51
Opened	1	12	11	37
Closed	—	—	(1)	—

End of period	96	88	96	88

Paiva
Beginning of period	15	6	13	—
Opened	—	6	2	12
Closed	(15)	—	(15)	—

End of period	—	12	—	12

Total
Beginning of period	807	754	789	708
Opened	8	39	31	89
Closed	(18)	(1)	(23)	(5)

End of period	797	792	797	792

	December 1, 2007	November 25, 2006
Square feet information as of:
Finish Line
Square feet	3,875,297	3,854,382
Average store size	5,528	5,570
Man Alive
Square feet	331,909	287,987
Average store size	3,457	3,273
Paiva
Square feet	—	47,087
Average store size	—	3,924
Total
Square feet	4,207,206	4,189,456

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
	December 1, 2007		November 25, 2006
	(unaudited)		(unaudited)
Category
Footwear	$203,073	76%	$211,663	76%
Softgoods	65,626	24%	68,362	24%

Total	$268,699	100%	$280,025	100%

	Thirty-Nine Weeks Ended
	December 1, 2007		November 25, 2006
	(unaudited)		(unaudited)
Category
Footwear	$714,697	80%	$716,448	79%
Softgoods	179,712	20%	189,794	21%

Total	$894,409	100%	$906,242	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below. All amounts reflect the results of the Company’s continuing operations unless otherwise noted.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	74.0	72.1	72.2	70.6

Gross profit	26.0	27.9	27.8	29.4
Selling, general and administrative expenses	31.0	28.9	28.4	26.9
Merger related costs	3.6	—	1.1	—

Operating (loss) income	(8.6)	(1.0)	(1.7)	2.5
Interest income, net	0.1	—	0.1	0.1

(Loss) income from continuing operations before income taxes	(8.5)	(1.0)	(1.6)	2.6
Income tax (benefit) expense	(3.4)	(0.4)	(0.5)	1.0

(Loss) income from continuing operations	(5.1)%	(0.6)%	(1.1)%	1.6%

Thirteen Weeks Ended December 1, 2007 Compared to Thirteen Weeks Ended November 25, 2006

Consolidated net sales decreased 4.0% to $268.7 million for the thirteen weeks ended December 1, 2007 from $280.0 million for the thirteen weeks ended November 25, 2006. This decrease in net sales was primarily attributable to a 3.6% decrease in comparable store sales for the thirteen weeks ended December 1, 2007. Also, due to the shift of one week in the retail calendar caused by last year’s 53-week year, the thirteen weeks ended November 25, 2006 included approximately $6.7 million of additional sales due to an additional week of the Back-to-School selling season. Comparable footwear net sales for the thirteen weeks ended December 1, 2007 decreased approximately 1.6%. Comparable softgood net sales decreased approximately 9.5% for the comparable period. The 1.6% decline in comparable footwear net sales is primarily the result of continued weakness in women’s footwear partially offset by men’s footwear which was positive for the thirteen weeks ended December 1, 2007. The 9.5% decrease in comparable softgood net sales was primarily due to a continued decline in the urban market related to Man Alive and weakness in Finish Line’s men’s and women’s jackets/outerwear, men’s fleece, and hats during the thirteen weeks ended December 1, 2007.

Gross profit for the thirteen weeks ended December 1, 2007 was $69.9 million, a decrease of $8.2 million (10.5%) from $78.1 million for the thirteen weeks ended November 25, 2006. During this same period, gross profit decreased to 26.0% of net sales versus 27.9% for the prior year. This 1.9% decrease as a percentage of net sales was due to a 1.3% increase in occupancy costs as a percentage of net sales and a 0.6% decrease in margin for product sold as a percentage of net sales. The 1.3% increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to the 4.0% decline in consolidated net sales for the thirteen weeks ended December 1, 2007. The 0.6% decrease in product margin as a percentage of net sales was due to the promotional retail environment primarily the first month after the Back-to-School selling season to get inventory aligned for the holiday season.

Selling, general and administrative expenses increased $2.3 million (2.9%) to $83.3 million (31.0% of net sales) for the thirteen weeks ended December 1, 2007 from $80.9 million (28.9% of net sales) for the thirteen weeks ended November 25, 2006. The increase is primarily attributable to the operating costs related to operating 17 additional stores (9 net Finish Line stores and 8 net Man Alive stores) at December 1, 2007 compared to November 25, 2006. The 2.1% increase in selling, general and administrative expenses as a percentage of net sales was primarily related to an increase in payroll expense primarily due to deleveraging caused by the negative comparable store net sales along with changes to the store compensation program to remain competitive (1.3%), and an increase in advertising expense related to continued investment in driving direct-to-consumer business as well as continued branding (0.6%).

Merger related costs were $9.7 million (3.6% of net sales) for the thirteen weeks ended December 1, 2007 compared to none for the thirteen weeks ended November 25, 2006. The $9.7 million consisted of $3.2 million of purchase price costs incurred during the thirteen weeks ended December 1, 2007, $2.6 million of legal fees related to the ongoing litigation, $2.4 million of previously deferred costs as of September 1, 2007 that no longer met the threshold for capitalization and $1.5 million in integration expense. Merger related costs will continue in the future until the matter is resolved and these costs may include fees of third parties who may try to recover such fees from the Company under agreements with those third parties. The amount of these ongoing merger related costs cannot currently be reasonably estimated.

Net interest income was $0.2 million for the thirteen weeks ended December 1, 2007 compared to net interest income of zero for the thirteen weeks ended November 25, 2006. The increase of $0.2 was primarily due to higher cash and marketable securities balances during the thirteen weeks ended December 1, 2007 as compared to the thirteen weeks ended November 25, 2006 as well as no short-term borrowings during the thirteen weeks ended December 1, 2007 as compared to net short-term borrowings during the thirteen weeks ended November 25, 2006 of $20.4 million.

The Company’s provision for income taxes reflects a benefit of $9.0 million for the thirteen weeks ended December 1, 2007, compared to a benefit of $1.0 million for the thirteen weeks ended November 25, 2006. This $8.0 million change was due to a loss from continuing operations before income taxes of $22.8 million for the thirteen weeks ended December 1, 2007 compared to a loss from continuing operations before income taxes of $2.8 million for the thirteen weeks ended November 25, 2006, along with an increase in the effective tax rate from 37.3% for the thirteen weeks ended November 25, 2006 to 39.6% for the thirteen weeks ended December 1, 2007.

Loss from continuing operations was $13.8 million for the thirteen weeks ended December 1, 2007 compared to loss from continuing operations of $1.8 million for the thirteen weeks ended November 25, 2006. Loss from continuing operations per diluted share was $.29 for the thirteen weeks ended December 1, 2007 compared to loss from continuing operations per diluted share of $.04 for the thirteen weeks ended November 25, 2006. Diluted weighted average shares outstanding were 47.2 million and 46.9 million for the thirteen weeks ended December 1, 2007 and November 25, 2006, respectively.

Thirty-Nine Weeks Ended December 1, 2007 Compared to Thirty-Nine Weeks Ended November 25, 2006

Net sales decreased 1.3%, or $11.8 million, to $894.4 million for the thirty-nine weeks ended December 1, 2007 from $906.2 million for the thirty-nine weeks ended November 25, 2006. This decrease was primarily due to a comparable store net sales decrease of 4.1%, partially offset by an additional $4.0 million from the 2.2% increase in the number of stores open (780 at November 25, 2006 to 797 at December 1, 2007) as well as a $24.2 million increase in net sales from the existing stores open only part of the first thirty-nine weeks of last year. Comparable footwear net sales for the thirty-nine weeks ended December 1, 2007, decreased approximately 1.9%. The 1.9% decline is primarily related to the continued poor performance of women’s footwear during the thirty-nine weeks ended December 1, 2007. Comparable softgood net sales decreased approximately 12.8% for the comparable period. The 12.8% decrease in comparable softgood net sales was primarily due to a continued decline in the urban market related to Man Alive and weakness in Finish Line’s men’s and women’s jackets/outerwear and t-shirts, men’s fleece, and hats during the thirty-nine weeks ended December 1, 2007.

Gross profit for the thirty-nine weeks ended December 1, 2007 was $248.2 million, a decrease of $17.9 million (6.7%) over the $266.1 million for the thirty-nine weeks ended November 25, 2006. Gross profit was 27.8% of net sales for the thirty-nine weeks ended December 1, 2007 compared to 29.4% for the thirty-nine weeks ended November 25, 2006. This 1.6% decrease as a percentage of net sales was due to a 0.8% increase in occupancy costs as a percentage of net sales and a 0.8% decrease in margin for product sold as a percentage of net sales. The 0.8% increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to the 4.1% decrease in comparable store net sales for the thirty-nine weeks ended December 1, 2007. The 0.8% decrease in margin for product sold was primarily related to being more promotional during the thirty-nine weeks ended December 1, 2007 compared to the thirty-nine weeks ended November 25, 2006 due to the Company’s efforts to maintain the appropriate inventory mix and levels based on current consumer demand.

Selling, general and administrative expenses increased $9.9 million (4.0%) to $253.4 million (28.4% of net sales) for the thirty-nine weeks ended December 1, 2007 from $243.5 million (26.9% of net sales) for the thirty-nine weeks ended November 25, 2006. The 1.5% increase of selling, general and administrative expenses as a percentage of net sales was primarily related to an increase in payroll expense as a percentage of net sales primarily due to deleveraging caused by the negative comparable store net sales (0.6%), an increase in depreciation expense as a percentage of net sales primarily due to deleveraging caused by the negative comparable store net sales (0.3%) and an increase in advertising expense related to continued investment in driving direct-to-consumer business as well as continued branding (0.3%).

Merger related costs were $9.9 million (1.1% of net sales) for the thirty-nine weeks ended December 1, 2007 compared to none for the thirty-nine weeks ended November 25, 2006. The $9.9 million consisted of $5.6 million of purchase price costs incurred during the thirty-nine weeks ended December 1, 2007 that did not meet the threshold for capitalization, $2.6 million of legal fees related to the ongoing litigation and $1.7 million in integration expense. Merger related costs will continue in the future until the matter is resolved and these costs may include fees of third parties who may try to recover such fees from the Company under agreements with those third parties. The amount of these ongoing merger related costs cannot currently be reasonably estimated.

Net interest income was $0.9 million (0.1% of net sales) for the thirty-nine weeks ended December 1, 2007 and November 25, 2006.

The Company’s benefit for federal and state income taxes was $4.6 million (0.5% of net sales) for the thirty-nine weeks ended December 1, 2007 compared to income tax expense of $9.0 million (1.0% of net sales) for the thirty-nine weeks ended November 25, 2006. The $13.6 million change in income taxes is due to a loss from continuing operations before income taxes of $14.1 million for the thirty-nine weeks ended December 1, 2007 compared to income from continuing operations before income taxes of $23.4 million for the thirty-nine weeks ended November 25, 2006 offset partially by additional state tax expense recorded in the thirty-nine weeks ended December 1, 2007 related to specific events occurring during the period.

Loss from continuing operations was $9.5 million for the thirty-nine weeks ended December 1, 2007 compared to income from continuing operations of $14.5 million for the thirty-nine weeks ended November 25, 2006. Loss from continuing operations per diluted share was $.20 for the thirty-nine weeks ended December 1, 2007 compared to income from continuing operations per diluted share of $.30 for the thirty-nine weeks ended November 25, 2006. Diluted weighted average shares outstanding were 47.2 million and 47.9 million for the thirty-nine weeks ended December 1, 2007 and November 25, 2006, respectively.

Liquidity and Capital Resources

The Company used net cash of $22.3 million in its operating activities during the thirty-nine weeks ended December 1, 2007 as compared to net cash used in its operating activities of $22.9 million during the thirty-nine weeks ended November 25, 2006.

Consolidated merchandise inventories were $338.7 million at December 1, 2007 compared to $287.3 million at March 3, 2007 and $356.9 million at November 25, 2006. On a per square foot basis, consolidated merchandise inventories at December 1, 2007 decreased 5.5% compared to November 25, 2006, and were 17.1% higher than at March 3, 2007. The 5.5% decrease was a continued concerted effort by management based on sales trends to continue to align inventory to be better positioned going into holiday season. The 17.1% increase from March 3, 2007 is due to the seasonality of the business and building inventory in November for the holiday season in December, which is consistent with prior years.

The Company had working capital of $236.2 million at December 1, 2007, a decrease of $1.3 million from the working capital of $237.5 million at March 3, 2007.

The Company used net cash of $25.1 and $15.5 million for its investing activities for the thirty-nine weeks ended December 1, 2007 and November 25, 2006, respectively. In the thirty-nine weeks ended December 1, 2007, the $25.1 million was primarily used for constructing new stores and remodeling existing stores.

At December 1, 2007 the Company had cash and cash equivalents of $14.1 million and no interest bearing debt. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity. If the Company fails to complete its Merger with Genesco, Genesco is likely to pursue monetary damages against the Company allegedly suffered by Genesco as a result of the Company’s failure or inability to complete the Merger. The Company would resist any such claim. If the Chancery Court finds that damages are recoverable by Genesco, the Company will contend that recoverable damages may not include any lost Merger premium, and believes the law supports this position. See discussion of these potential damages under Item 1 of Part II of this Form 10-Q. The Company has no reason to believe, if the Chancery Court finds that damages are recoverable by Genesco, that any damage award likely to be assessed could not be satisfied from its cash on hand and/or commercial credit facilities.

For the year ending March 1, 2008, the Company has opened 18 Finish Line stores and 11 Man Alive stores as well as remodeled 18 existing Finish Line stores and 2 existing Man Alive stores. There are no additional new stores to be opened or planned remodels for either Finish Line or Man Alive for the remainder of fiscal 2008. In addition, the Company has various other corporate projects. The Company expects capital expenditures for the current fiscal year to approximate $27.0 to 30.0 million (excluding the Genesco acquisition discussed in “Genesco Acquisition”). In fiscal 2009, the Company currently plans to open 12-15 new Finish Line stores and no new Man Alive stores. The Company also currently plans to remodel 14-17 Finish Line stores and 2-4 Man Alive stores. Management believes that cash on hand, operating cash flow and the Company’s existing $75.0 million bank facility, which expires on February 25, 2010, will provide sufficient capital to complete the Company’s current store expansion program and to satisfy the Company’s other capital requirements in the foreseeable future (excluding the Genesco acquisition discussed in “Genesco Acquisition”).

On July 22, 2004, the Company’s Board of Directors approved a stock repurchase program in which the Company is authorized to purchase on the open market or in privately negotiated transactions through December 31, 2007, up to 5,000,000 shares of the Company’s outstanding Class A Common Stock. There were no shares repurchased during the thirty-nine weeks ended December 1, 2007. During the thirty-nine weeks ended November 25, 2006, the Company purchased 1,260,017 shares of its Class A Common Stock at an average price of $12.40 per share for an aggregate amount of $15.6 million. As of December 1, 2007, the Company has 2,415,383 shares still available for repurchase under the program.

In determining whether and at what level to declare a dividend, we considered a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources. In light of the previously announced Agreement and Plan of Merger entered into with Genesco and the costs and uncertainties surrounding the litigation related to that Agreement, the Board of Directors decided to suspend future quarterly dividends beginning with the quarter ended September 1, 2007 until further notice. Further declaration of dividends, if any, remain at the discretion of the Company’s Board of Directors.

Loss from Discontinued Operations

On August 27, 2007, the Board of Directors of the Company approved management’s recommendation to proceed with the closure of the Company’s Paiva stores. The Company notified affected employees of this decision on August 27, 2007. The decision to take this action resulted from a thorough assessment and analysis, which revealed the concept was not demonstrating the potential necessary to deliver an acceptable long-term return on investment. The Company closed all 15 Paiva stores and online business during the thirteen weeks ended December 1, 2007. The Company records amounts in discontinued operations as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). Paiva’s net assets primarily consisted of property and equipment of $14.1 million and $12.0 million and inventory of $3.4 million and $2.1 million as of November 25, 2006 and March 3, 2007, respectively. In accordance with FAS 144, the results of operations of Paiva are classified in discontinued operations for all periods presented. The financial results of the Paiva operations, which are included in discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented, were as follows (in millions):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 1, 2007	November 25, 2006	December 1, 2007	November 25, 2006
	(unaudited)		(unaudited)
Net sales	$1.6	$1.5	$7.2	$2.9

Loss from discontinued operations, before income tax benefit	$(3.6)	$(2.0)	$(20.3)	$(5.2)
Income tax benefit	1.4	0.8	8.1	2.0

Loss from discontinued operations, net of income tax benefit	$(2.2)	$(1.2)	$(12.2)	$(3.2)

For the thirteen weeks ended December 1, 2007, the loss from discontinued operations of Paiva included operating losses as well as $3.1 million of lease expense resulting from $3.9 million of estimated future rent payments, including estimated lease termination payments, offset by $0.8 million of reversal of step rent liability previously included within “Deferred credits from landlords” on the Consolidated Balance Sheets. For the thirty-nine weeks ended December 1, 2007, the loss from discontinued operations of Paiva included operating losses as well as $11.5 million related to the impairment of long-lived assets and $4.0 million of lease expense resulting from $5.2 million of estimated future rent payments, including estimated lease termination payments, offset by $1.2 million of reversal of step rent and construction allowance liability previously included within “Deferred credits from landlords” on the Consolidated Balance Sheets. For the thirteen and thirty-nine weeks ended November 25, 2006, losses from discontinued operations of Paiva shown in the table above represent operating losses only.

Based on the Company’s current estimates as of December 1, 2007, future lease payments, including estimated lease termination payments, are expected to result in a total cash outlay of approximately $3.5 million and $1.4 million for payback of unamortized construction allowances. Unamortized construction allowances are included within “Deferred credits from landlords” on the Consolidated Balance Sheets. The Company anticipates that all cash payments will occur within the next 15 months.

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

Genesco Acquisition

Liquidity and Capital Resources

As previously disclosed, on June 17, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Genesco Inc. (“Genesco”) under which the Company agreed to acquire all of the outstanding common shares of Genesco for $54.50 per share in cash, subject to certain conditions. Under the terms of the Merger Agreement, if the merger is completed, a newly formed acquisition subsidiary, which is wholly-owned by the Company, will be merged with and into Genesco, with Genesco continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). The total transaction value is approximately $1.5 billion. The Merger Agreement and related Merger are subject to litigation. See Note 2 to the unaudited consolidated financial statements of the Company included in this Form 10-Q and Part II, Item 1 of this Form 10-Q for a discussion of these legal actions.

The Company intended to finance the transaction and related fees and expenses through a combination of cash on hand and proceeds of financings committed to be provided by UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”). UBS’s obligation to provide this financing is currently the subject of litigation in the United States District Court for the Southern District of New York. See Note 2 to the unaudited consolidated financial statements of the Company included in this Form 10-Q and Part II, Item 1 of this Form 10-Q for a discussion of this legal action. If UBS does not provide the financing for the Merger, the Company is obligated under the Order of the Chancery Court in Nashville, Tennessee, to use its reasonable best efforts to find alternative financing for the Merger on terms and conditions not materially less favorable to the Company in the aggregate as the current UBS Financing. The Company believes it is not likely to be successful in securing such alternative financing.

If the Merger cannot be consummated for lack of necessary financing, despite the Company’s reasonable best efforts to secure such financing, the Company does not believe that the Chancery Court would specifically enforce the Merger. Under those circumstances, Genesco is likely to seek monetary damages from the Company in the Chancery Court for failure to consummate the Merger, which claim would be resisted by the Company. The Company has no reason to believe, if the Chancery Court finds that damages are recoverable by Genesco, that any damage award likely to be assessed could not be satisfied from its cash on hand and/or commercial credit facilities. See discussion of potential damage claims under Part II, Item 1 of this Form 10-Q.

If the New York court finds that the Merger will not result in an insolvent entity, and the Company is legally obligated after exhausting all judicial remedies to proceed with the Merger, the Company would expect to proceed with the Merger. This assumes that the Company is able to obtain the financing required to do so (i.e., either the UBS Financing or alternative financing on terms not materially less favorable in the aggregate than the UBS Financing).

Post-Merger Indebtedness

At December 1, 2007, on a pro forma basis after giving effect to the Merger and the transactions contemplated thereby, assuming the Merger is effected on the terms contemplated by the Merger Agreement and UBS’s financing Commitment, the Company would have had approximately $1.6 billion principal amount of consolidated indebtedness. Principal and interest payments under the Company’s debt obligations will represent significant liquidity requirements. Annual mandatory repayment of principal amounts over the next five years would be $6.9 million.

Capital Expenditures

The Company’s and Genesco’s capital expenditures have historically included primarily furniture and fixtures and leasehold improvements to build out and/or remodel its retail stores. For fiscal 2007, the Company spent $74.0 million on capital expenditures. The Company expects capital expenditures for fiscal 2008 to approximate $27.0 to 30.0 million and Genesco expects its capital expenditures to be approximately $85.7 million for fiscal 2008 according to Genesco’s Form 10-Q filed with the Securities and Exchange Commission on December 13, 2007. Assuming the completion of the Merger, the Company expects that its ability to make capital expenditures will be limited by the terms of its new credit facilities obtained to finance the Merger and by the operating results of the combined entity following the Merger.

Sources of Liquidity

Assuming the completion of the Merger, and the completion of the transactions contemplated thereby, including without limitation the UBS Financing, following the Merger the Company’s principal source of cash to fund its liquidity needs will be cash from operating activities and borrowings under its new credit facilities. Available cash will vary based on a number of factors including, without limitation, the Company’s and Genesco’s operating results, liabilities for claims made against Genesco in the legal actions filed against it, future economic conditions, and financial, business and other factors, many of which are beyond the Company’s control. Whether or not the combined entity will be solvent following the Merger is the subject of the proceeding in the New York action described above. See discussion above under “Genesco Acquisition – Liquidity and Capital Resources” regarding this action and its implications.

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

For a discussion of the Company’s market risk associated with interest rates as of March 3, 2007 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007. For the thirty-nine weeks ended December 1, 2007, there has been no significant change in related market risk factors.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 21, 2007, Genesco filed a lawsuit in the Chancery Court in Nashville, Tennessee seeking an order of specific performance requiring the Company to take all steps necessary to consummate the Merger contemplated by the Merger Agreement. The Company filed an answer, counterclaim and third-party claim for declaratory judgment in connection with this action seeking, among other things, a declaratory judgment that a Company Material Adverse Effect had occurred under the Merger Agreement. UBS intervened as a defendant in the Nashville, Tennessee case and filed an answer to Genesco’s complaint. On November 13, 2007, Genesco amended its complaint to add an alternative claim for damages. On November 15, 2007, the Company filed an answer to Genesco’s amended complaint asserting that a Company Material Adverse Effect had occurred under the Merger Agreement and asserting a counterclaim against Genesco for intentional or negligent misrepresentation. On that day, UBS filed an answer to Genesco’s amended complaint and a counterclaim asserting fraud against Genesco.

On November 14, 2007, the Company was named as a defendant, along with Genesco, in a complaint for declaratory relief filed by UBS in the United States District Court for the Southern District of New York. UBS is seeking a declaration in the New York federal district court action that its commitment letter for the UBS Financing (the “Commitment”), which expires on April 30, 2008 (after an extension agreed to by UBS), is void and/or may properly be terminated by UBS because the Company will not be able to provide, prior to the expiration of the Commitment, a valid solvency certificate attesting to the solvency of the combined Finish Line-Genesco entity resulting from the Merger. Such a certificate is a condition precedent to the closing of the UBS Financing. The Company was recently served in this action, and intends to file a timely answer in the New York case.

The trial of the issues in the Chancery Court in Nashville concluded on December 18, 2007, and the Chancery Court issued its opinion on December 27, 2007. The Chancery Court held that the Company is required to close the Merger with Genesco and use reasonable best efforts to obtain the financing required to do so (i.e., either the UBS Financing which is the subject of the New York action, or alternative financing on terms not materially less favorable in the aggregate than the UBS Financing). Although the Chancery Court held that the deterioration in Genesco’s financial condition and operating results constituted a material adverse effect (“MAE”), it also found that Genesco’s decline in performance was due to general economic conditions and was not disproportionate to its peers. As a result, the MAE fell within one of the MAE carve-outs in the Merger Agreement and the Company was, therefore, not excused from completing the Merger based on Genesco’s decline in financial condition and operating results. The Chancery Court reserved for determination by the United States District Court for the Southern District of New York whether the merged entity would be insolvent. The Chancery Court noted in its opinion that if the New York District Court so holds, performance of the Merger may be impossible and, in that event, the Company believes that the Chancery Court is not likely to specifically enforce the Merger. The Company is considering all of its options, including the possibility of an appeal.

If, as a result of the lawsuit it has filed in the U.S. District Court for the Southern District of New York or for other reasons, UBS does not provide the financing under the Commitment, and the Company is not able to secure alternative financing on terms not materially less favorable in the aggregate than the UBS Financing, then the Company likely would not be able to perform under the Merger Agreement. If the Company fails to perform, Genesco is likely to pursue monetary damages against the Company for the damages allegedly suffered by Genesco as a result of the Company’s failure or inability to complete the Merger. The Company would resist any such damage claim. Moreover, since Genesco (as opposed to its shareholders) did not lose the benefit of any lost Merger premium, the Company believes the law would preclude Genesco from recovering that premium, given the express language in the Merger Agreement generally excluding third party beneficiaries. The Company also believes that the holders of options and restricted shares granted under Genesco’s stock benefit plans would not be able to recover any lost Merger premium as to their options or restricted shares if the Merger does not close. The Company believes the law supports these positions. See Consolidated Edison, Inc. v. Northeast Utilities, 426 F.3d 524 (2d Cir. 2005), Cities Service Co. v. Gulf Oil Corp., 797 P.2d 1009 (Okla. Ct. App. 1990); In re Gulf Oil/Cities Service Tender Offer Litigation, 725 F. Supp. 712 (S.D.N.Y. 1989). The Chancery Court recently dismissed a related case brought on behalf of Genesco shareholders on the basis that Genesco’s shareholders are not entitled to bring an action under the Merger Agreement as a result of the third party beneficiary exclusion in the Merger Agreement. The Chancery Court did not consider any damage claim issues in the trial that concluded on December 18, 2007, and a trial on such issues would not be expected to be set before the issue in the New York court is resolved. Any damage determination, if made, would be subject to the appeals process.

If the New York court finds that the Merger will not result in an insolvent entity, and the Company is legally obligated after exhausting all judicial remedies to proceed with the Merger, the Company would expect to proceed with the Merger. This assumes that the Company is able to obtain the financing required to do so (i.e., either the UBS Financing or alternative financing on terms not materially less favorable in the aggregate than the UBS Financing).

In addition, the Company is subject from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management such legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A.	RISK FACTORS

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

The Company’s Results Of Operations And Financial Condition Have Been Adversely Affected By The Costs, Disruptions, And Uncertainties Of Litigation Related To The Merger And The Company Is Likely To Incur Additional Costs, Disruptions, And Uncertainties While The Litigation Is Being Resolved.

If the Merger is not completed for any reason, the Company will have incurred substantial expenses without realizing the anticipated benefits of the Merger. The Company has incurred substantial legal and financial advisory fees in connection with the Merger and related litigation. Certain members of the Company’s management team have devoted considerable time and effort in connection with these matters, which have diverted and continue to divert their attention away from other business matters. The Company expects those fees and demands on certain members of management to continue until the litigation is resolved. Such fees may include fees of third parties who may try to recover such fees from the Company under agreements with those third parties. The amount of those ongoing merger related costs cannot currently be reasonably estimated. The uncertainties surrounding the Merger and the negative impact of the related litigation and what the Company believes to be inaccurate public statements being made concerning the size of any potential damage claim against the Company could create concerns on the part of the Company’s significant suppliers. These concerns may adversely impact the Company’s ongoing relationships with those suppliers.

If The Company Does Not Complete The Merger, Genesco Likely Will Pursue Monetary Damages Against The Company.

As discussed under Item 1, Legal Proceedings, of the Form 10-Q, if the Company does not complete the Merger, Genesco is likely to seek monetary damages from the Company, although the Company would resist any such claim. The Company has no reason to believe, if the Chancery Court finds that damages are recoverable by Genesco, that any damage award likely to be assessed could not be satisfied from its cash on hand and/or commercial credit facilities. However there can be no assurance that the size of any damage award would be so limited.

If The Genesco Merger Is Consummated On Its Current Terms, The Company’s Operating Results And Financial Condition May Be Adversely Affected By The Significant Indebtedness Incurred To Complete The Merger.

If the Merger is completed, the Company will have significant indebtedness outstanding and may incur additional indebtedness that could negatively affect business and prevent the Company from satisfying its obligations under its indebtedness.

If the Merger is completed on the terms proposed in the Merger Agreement, the Company will be highly leveraged. After giving effect to the completion of the Merger, the Company would have approximately $1.6 billion of indebtedness. The Company’s debt obligations may adversely affect its operations in a number of ways and the Company can make no assurance that cash flow from operations will be sufficient to service its debt and meet its other operating and capital expenditure requirements.

The Company’s high level of indebtedness could have various negative effects, including the following:

1.	it may be difficult for the Company to satisfy the obligations under its indebtedness;

2.	the Company’s ability to obtain additional financing for working capital, capital expenditures, potential acquisition opportunities or general corporate or other purposes may be impaired;

3.	a substantial portion of the Company’s cash flow from operations would have to be dedicated to the payment of principal and interest on the Company’s indebtedness, reducing the funds available to the Company for other purposes;

4.	it may place the Company at a competitive disadvantage relative to its competitors who have less debt or are less leveraged;

5.	it may limit the Company’s flexibility in planning for, or reacting to, changes in the markets in which we compete;

6.	the Company’s relationships with its suppliers and creditors may be adversely affected; and

7.	the Company may be more vulnerable to economic downturns, may be limited in its ability to respond to competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions.

If The Genesco Merger Is Completed The Company’s Operating Results And Financial Condition May Be Adversely Affected By The Merger.

Genesco reported in its Form 10-Q for the three months ended November 3, 2007, net earnings of $5.6 million or $.23 per diluted share compared to $15.9 million or $.62 per diluted share for the three months ended October 28, 2006. Its net earnings for the nine months ended November 3, 2007, were reported as $3.6 million or $.15 per diluted share compared to $32.3 million in net earnings, or $1.25 per diluted share, for the nine months ended October 28, 2006. Genesco’s operating results failed to meet its projections filed with the SEC on August 13, 2007, as part of its proxy statement relating to the Merger. Moreover, Genesco has, like the Company, incurred significant legal costs and expenses in connection with the litigation relating to the Merger. Genesco has reported that it is currently a defendant in several lawsuits filed by its shareholders and the subject of an investigation by the Office of the U.S. Attorney for the Southern District of New York. If the Company merges with Genesco, it will, at least indirectly, acquire the potential financial responsibility for these claims, which could be significant. Genesco’s current financial condition and operating results and risks of liability and costs associated with the foregoing matters will make it more difficult for the Company to successfully integrate with Genesco if the Merger closes.

There Are Significant Risks Associated With The Merger Of The Company’s Operations With Those of Genesco.

This Merger, if completed, would be substantially larger than the Company’s previous acquisition. The expansion of the Company’s business and operations resulting from any acquisition of Genesco, including the differences in the strategies and infrastructures of our companies, may strain our administrative, operational and financial resources. Any integration of the Company and Genesco would require the time, effort, attention and dedication of management resources and may distract management from their other responsibilities in unpredictable ways. Any integration process could create a number of potential challenges and adverse consequences, including the possible unexpected loss of key employees or suppliers, a possible loss of sales, an increase in operating and other costs and the need to modify operating accounting controls and procedures as well as information systems. If the Merger is completed, the Company may have difficulty integrating Genesco’s operations with its operations, including with respect to coordinating geographically separate organizations, coordinating marketing functions and consolidating corporate and administrative infrastructures, as well as the potential for unanticipated incompatibility of purchasing, logistics and administration methods. The Company’s management believes that the adversarial nature of the litigation related to the Merger may result in departures of key employees of Genesco following a Merger and may have an adverse effect on the willingness of Genesco’s management team to fully support the combined entity, making the integration process more difficult and more costly. Payments in the aggregate to departing employees who are entitled to payments under change in control agreements could be significant. The integration of Genesco, if completed, may not generate anticipated sales increases. In addition, such integration of Genesco may subject the Company to liabilities existing at Genesco, some of which may be unknown. These types of challenges and uncertainties could have a material adverse effect on our business, cash flows, results of operations and financial condition. Our ability to realize the anticipated benefits of the Merger, if completed, will depend, in part, on our ability to successfully integrate the businesses of the Company and Genesco and the Company cannot assure you that the combination of the two companies would result in the realization of the full benefits anticipated from any acquisition. If the Merger is completed, and if we are unable to successfully implement the integration with Genesco and realize the expected benefits with respect thereto, our results of operations and cash flows could be adversely affected.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

2.1	Amended Commitment Letter filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2007, is incorporated herein by reference.

10.1	Non-Qualified Deferred Compensation Plan filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2007, is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a–14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: January 9, 2008	By:	/s/ Kevin S. Wampler
Kevin S. Wampler
Executive Vice President-Chief Financial
Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description

2.1	Amended Commitment Letter filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2007, is incorporated herein by reference.

10.1	Non-Qualified Deferred Compensation Plan filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2007, is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002