Form 10-K
period 2008-03-01
FINISH LINE INC /IN/
filed 2008-05-09
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 1, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-20184

THE FINISH LINE, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-1537210
(State of Incorporation)	(I.R.S. Employer ID No.)

3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235

Registrant’s telephone number, including area code: (317) 899-1022

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of each exchange on which registered)
Class A Common Stock, $.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $237,155,000, which was based on the last sale price reported for such date by NASDAQ.

The number of shares of the Registrant’s Common Stock outstanding on April 18, 2008 was:

Class A Common Stock: 49,714,897

Class B Common Stock: 5,141,336

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement (to be filed within 120 days after March 1, 2008) for the Annual Meeting of Shareholders to be held on July 17, 2008 (hereinafter referred to as the “2008 Proxy Statement”) are incorporated into Part III.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed in this Form 10-K and the documents incorporated by reference are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: changing consumer preferences; the inability of The Finish Line, Inc. and its consolidated subsidiaries (collectively, the “Company”) to successfully market its footwear, apparel, accessories and other merchandise; price, product and other competition from other retailers (including internet and direct manufacturer sales); the unavailability of products; the inability to locate and obtain favorable lease terms for the Company’s stores; the inability to achieve the anticipated results of acquired businesses; the inability to implement our strategic developments of new concepts; the loss of key employees, general economic conditions and adverse factors impacting the retail footwear and street fashion industries; management of growth; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs; litigation and the other risks detailed in the Company’s Securities and Exchange Commission filings. In this Annual Report on Form 10-K, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1—Business

General

Throughout this Annual Report on Form 10-K, the fiscal years ended March 1, 2008, March 3, 2007 and February 25, 2006 are referred to as fiscal 2008, 2007 and 2006, respectively.

The Finish Line, Inc. together with its subsidiaries (collectively the “Company”), is one of the largest mall-based specialty retailers in the United States, and operates under the Finish Line and Man Alive brand names.

Finish Line.    Finish Line is one of the largest mall-based specialty retailers of brand name athletic, lifestyle and outdoor footwear, and softgoods in the United States. As of April 18, 2008, the Company operated 700 Finish Line stores in 47 states. A Finish Line store generally carries a large selection of men’s, women’s and children’s athletic and lifestyle shoes, as well as a broad assortment of softgoods. Brand names offered by Finish Line include Nike, adidas, Puma, Heelys, New Balance, Asics, Converse, Lacoste, K-Swiss, Crocs and many others. Finish Line stores average 5,530 square feet. Finish Line’s strategy is to create an exciting and entertaining retail environment by continually updating store designs. Finish Line devotes a greater percentage of its sales area to softgoods than typical athletic footwear specialty stores. Softgoods accounted for approximately 17% of Finish Line’s net sales in fiscal 2008.

Man Alive.    Man Alive is one of the nation’s leading street fashion retailers offering men’s and women’s name brand fashions from the industry’s leading designers. As of April 18, 2008, the Company operated 94 Man Alive stores in 19 states. Man Alive attempts to distinguish itself from competitors by carrying a balance of street wear collections as well as volume key items, such as graphic t-shirts. Man Alive identifies progressive trends and brands quickly, which enables it to be faster to the marketplace than its competitors. Brand names offered by Man Alive include Coogi, Baby Phat, Rocawear, Miskeen, Apple Bottoms, Levi’s, C.sport, Miami Ink, DC and many others. Man Alive stores average 3,472 square feet. Net sales from softgoods represented approximately

91% of Man Alive’s net sales in fiscal 2008. Man Alive was acquired by the Company on January 29, 2005 when it was a 37-store chain operating in nine states.

Paiva.    The Company operated Paiva stores, which targeted the active woman, for a portion of fiscal 2008 and 2007. On August 27, 2007, the Board of Directors of the Company approved management’s recommendation to proceed with the closure of all 15 Paiva stores as a thorough assessment and analysis revealed the concept was not demonstrating the potential necessary to deliver an acceptable long-term return on investment.

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

Inventory Management.    The Company stresses effective replenishment and distribution to each store. The Company’s advanced information and distribution systems enable it to track inventory in each store by stockkeeping unit (SKU) on a daily basis, giving the Company flexibility to merchandise its products effectively. Also, store associates are able to use the WAN and perpetual inventory system to locate and sell merchandise that can then be fulfilled from another store. In addition, these systems allow the Company to respond promptly to changing customer preferences and to maintain optimal inventory levels in each store. The Company’s inventory management system features automatic replenishment driven by point-of-sale (POS) data capture and a highly automated distribution center, which enables the Company to ship merchandise to each store every third day.

Product Diversity; Broad Demographic Appeal.    The Company stocks its stores with a combination of the newest high profile and brand name merchandise, unique products manufactured exclusively for the Company, as well as promotional and opportunistic purchases of other brand name merchandise. Product diversity, in combination with the Company’s store formats and commitment to customer service, is intended to attract a broad demographic cross-section of customers. The Company is focused on premium product, being the best in class, trend right, and the customer’s first choice. The Company strives to offer the most relevant brands and best items, not necessarily the most expensive.

Brand Strategies

Finish Line Store Strategy.    Since the Company’s initial public offering in June 1992, Finish Line has expanded from 104 stores to 700 stores at April 18, 2008. The Company opened 18 new Finish Line stores in fiscal 2008 and intends to open approximately 8-11 new Finish Line stores in the upcoming fiscal year. Total square footage increased 0.5% in fiscal 2008.

For the year ending February 28, 2009, the Company expects a 1%-3% decrease in Finish Line’s square footage as the increase from new stores will be offset by closings and decreases from remodels. The new Finish Line stores in fiscal 2009 will consist of the smaller traditional stores averaging 4,300 square feet as well as four incorporating the new store design (“4.0 store”). The 4.0 stores will approximate 3,500 square feet and will carry approximately 600 unique styles of shoes compared to an average of 800 unique styles in our existing stores.

Also, there will be a more focused apparel assortment within the 4.0 stores. Another change in the 4.0 store is the service area has been moved to the center of the store away from the shoe walls which the Company believes will help provide an improved level of service. The Company will monitor the results from the four new 4.0 stores this upcoming fiscal year and, if the results are positive, will continue adding new 4.0 stores.

Of the 700 Finish Line stores open as of April 18, 2008, 29 were open life-style centers. In fiscal 2009, the Company plans to open six new life-style center stores. Although no assurance can be given, the Company sees open life-style centers as an additional expansion opportunity for the Finish Line stores.

Man Alive Store Strategy.    Since the acquisition of Man Alive on January 29, 2005, the Company has made significant investments in the expansion of Man Alive stores (94 stores as of April 18, 2008 compared to 37 stores when acquired on January 29, 2005). The Company opened 11 new stores in fiscal 2008 and square footage increased 10.7%. The Company will not open any new Man Alive stores in fiscal 2009 as the Company works toward getting the appropriate merchandise mix which should help increase productivity and product margin within the Man Alive stores.

In fiscal 2009, the Company is making significant changes to the merchandise within the Man Alive stores. In the past, Man Alive has focused exclusively on hip-hop apparel, and although the Company is not making a complete departure from this offering, the Company is making a significant adjustment toward relevant urban street wear. Man Alive discontinued selling footwear beginning in April 2008 and replaced this with an assortment of key items led by denim and t-shirts.

Commitment to Continually Strengthen Infrastructure.    Over the last several years, the Company has made a number of strategic infrastructure investments, including enhancements to its management, store operations and distribution and information systems. The Company has also invested in material handling equipment that includes a high speed shipping sorter and a tilt-tray sortation system. This equipment enables the Company to process merchandise through the distribution center in a more efficient and accurate manner. This equipment has increased the Company’s throughput capacity and allows us to increase our in-stock position at the stores.

The Company committed significant resources over the past several years to make the necessary changes to the Company’s infrastructure to accommodate multiple store formats. The Company has not only made the changes necessary for Man Alive, but has established an infrastructure that is now capable of handling other potential acquisitions or new concepts that may arise in the future.

Merchandise

The following table sets forth the consolidated net sales along with the percentage of consolidated net sales attributable to the categories of footwear and softgoods during the periods indicated. These amounts and percentages fluctuate substantially during the different consumer buying seasons. To take advantage of this seasonality, the Company’s stores have been designed to allow for a shift in emphasis in the merchandise mix between footwear and softgoods items.

	Year Ended
Category	March 1, 2008		March 3, 2007		February 25, 2006
	(in thousands)
Footwear	$1,009,088	79%	$1,032,085	77%	$1,017,272	78%
Softgoods	268,074	21%	299,874	23%	288,773	22%

Total	$1,277,162	100%	$1,331,959	100%	$1,306,045	100%

All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the Company’s corporate headquarters. The store manager and district manager, along with management at the

Company’s headquarters, review the merchandise mix to adapt to permanent or temporary changes or trends in the marketplace.

Footwear

Finish Line’s distinctive shoe walls are stocked with the latest in athletic, sport style and outdoor footwear that the industry has to offer, including Nike, adidas, Puma, Skechers, New Balance, K-Swiss, Reebok, Timberland, Asics, Heelys, Lacoste, Crocs and many others. To make shopping easier for customers, footwear is categorized into definable sections including: basketball, running, sport style, cross-training, fitness and outdoor. Most categories are available in men’s, women’s and children’s styles.

Softgoods

Many of the same companies that supply Finish Line with quality footwear, also supply softgoods, including products made by Nike, adidas, Puma, and Reebok. Additional suppliers include Under Armour, New Era, Baker Hosiery, Implus, Majestic Graphics along with many others. Many vendors offer footwear and softgoods in “collections.” Categories of softgoods consist of jackets, caps, tops, pants, shorts, windwear, running wear, warm-ups, fleece, fitness wear and sport-casual wear. In addition, the Company carries licensed apparel and caps, socks, athletic bags, backpacks, sunglasses, watches and shoe-care products.

Private label continues to become a larger part of the apparel business as the Company develops more relevant products, and sources it more efficiently. Finish Line and Man Alive each have their own private label, and both focus on core basics. For Finish Line, this consists primarily of t-shirts, polo shirts and shorts. Man Alive’s core basics include jeans, jean shorts, t-shirts and polo shirts.

The Company also works closely with the branded apparel vendors to continue developing new exclusive product offerings to provide more competitive introductory price points in key product categories.

Direct-to-Consumer

The Company has focused on increasing the direct-to-consumer business over the past several years and will continue to focus on increasing this business in the future. The Company continues to redesign and update its e-commerce site to enhance the quality and functionality of the site. Finishline.com is the Company’s most visible store with approximately 100,000 visitors per day. The Company continues to look for new ways to increase its e-commerce business including partnerships with other websites. A second element of the direct-to-consumer business is Finish Line’s catalog. The Company mailed nine catalogs in fiscal 2008. In July 2007, Man Alive began conducting direct-to-consumer business on its e-commerce site manalive.com.

The Company also has customer reward programs for Finish Line and Man Alive. Finish Line’s is called “Winners Circle” and Man Alive’s is called “VIP Program.” The Company maintains a database with the Winners Circle and VIP Program information that it uses to e-mail customers regarding key initiatives as well as to mail members other pertinent information.

Marketing

The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes television, direct mail, consumer print, outdoor and the Internet in its marketing efforts.

The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense for fiscal 2008 was

1.7% of net sales after deducting co-op reimbursements compared to 1.5% for fiscal 2007. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multimillion dollar advertising campaigns of its key suppliers, such as Nike and adidas.

The Company also uses in-store contests, promotions and event sponsorships, as well as a comprehensive public relations effort, to further market the Company.

Purchasing and Distribution

A footwear and softgoods buying department performs Finish Line’s merchandise purchasing. These departments consist of vice-presidents, divisional merchandise managers, multiple buyers and associate buyers. These centralized merchandising departments are under the direction of an Executive Vice President-Chief Merchandise Officer. Man Alive has its own buying departments, which are under the direction of their respective Vice President. All buying departments are supported by a planning and merchandising department, which consists of planners, merchandisers and administrative assistants.

The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 314 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 53% and 52% of total purchases in fiscal 2008 and 2007, respectively. The Company purchased approximately 71% of total merchandise in fiscal 2008 and 74% in fiscal 2007 from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

The Company utilizes warehouse management computer software for distribution center processing that features RF technology. This software was modified to interface with the high speed shipping sorter and tilt-tray sortation system. This system has helped improve productivity and accuracy as well as reduce the time it takes to send merchandise to stores. The Company believes this innovative technology will continue to improve its operations as well as allow for real-time tracking of inventory within the distribution center and in transit to the stores.

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

Management Information System

The Company has a computerized management information system, which includes a local area network of computers at corporate headquarters used by management to support decision-making along with PC-based POS computers at the stores. Store computers are connected via Multiprotocol Label Switching to computers at corporate headquarters. A perpetual inventory system permits corporate management to review daily each store’s inventory by department, class and SKU. This system includes an automated replenishment system that allows the Company to replace faster-selling items more quickly. Store associates are able to use the WAN and perpetual inventory system to locate and sell merchandise that can then be fulfilled from another store. Other functions in the system include accounting, distribution, inventory tracking and control.

The Company has also made significant investments in its Human Capital Management systems over the past several years by purchasing and implementing a new HR and Payroll system for processing efficiencies, new Time and Labor systems for better store labor management and new Performance Management software applications to assist the corporate office with talent management, recruiting and staff evaluations.

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

Regional, district and store managers receive a fixed salary (except store managers in California) and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All store managers in California, assistant store managers and sales associates are paid on an hourly basis.

Real Estate

As of April 18, 2008, the Company operated 700 stores in 47 states. The Company’s stores are primarily located in enclosed shopping malls. The typical Finish Line store format has a sales floor, which includes a try-on area, and a display area where each style of footwear carried in the store is displayed by category (e.g., basketball, running, sport style), and adjacent stock room where the footwear inventory is maintained. Sales floors in Finish Line stores represent approximately 65% to 75% of the total space. The typical Man Alive store format has merchandise on the floors and walls and is integrated to show the breadth of each brand carried.

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

Based upon expenditures in fiscal 2008, the Company estimates its cash requirement to open a traditional new Finish Line store (averaging approximately 4,300 square feet) to be $725,000. These requirements for a traditional store include approximately $500,000 for fixtures, equipment, leasehold improvements and pre-opening expenses and $350,000 ($225,000 net of payables) in new store inventory. The estimate for opening a new Man Alive store (averaging 3,500 square feet) will approximate $545,000 per store. This estimate includes $425,000 for fixtures, equipment, leasehold improvements and pre-opening expenses plus $160,000 ($100,000 net of payables) in inventory investment.

Competition

Finish Line.    Finish Line’s business is highly competitive. Many of the products Finish Line sells are sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores, mass merchandisers and internet e-tailers. Some of Finish Line’s primary competitors are large national and/or regional chains that have substantially greater financial and other resources than the Company. Among Finish Line’s competition are stores that are owned by major suppliers to the Company. To a lesser extent, the Finish Line competes with mail order and local sporting goods and athletic specialty stores. In many cases, the Finish Line’s stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases, which the Finish Line enters into, do not restrict the opening of stores by competitors.

Finish Line attempts to differentiate itself from its competition by operating more attractive, well-stocked stores in high retail traffic areas, with competitive prices and knowledgeable and courteous customer service. Finish Line attempts to keep its prices competitive with athletic specialty and sporting goods stores in each trade area, including competitors that are not necessarily located inside the mall. Finish Line believes it accomplishes this by effectively mixing high profile and brand name merchandise with promotional and opportunistic purchases of other brand name merchandise.

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

Seasonal Business

The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the late summer (late July through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal years ended March 1, 2008 and March 3, 2007, these periods accounted for approximately 32.7% and 32.5% of the Company’s annual sales, respectively.

Employees

As of March 1, 2008, the Company employed approximately 13,100 persons, 3,700 of whom were full-time and 9,400 of whom were part-time. Of this total, 721 were employed at the Company’s Indianapolis, Indiana corporate headquarters and distribution center and 67 were employed as regional vice presidents and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union, and employee relations are generally considered good.

Retirement Plan

In fiscal 2008, the Company contributed cash in the amount of $428,000 (net of forfeitures) to the Company’s Profit Sharing Plan.

The Company’s Profit Sharing Plan also includes a 401(k) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of the employee’s wages. The Company contributed matching funds of approximately $1,352,000 in fiscal 2008 and $1,915,000 in fiscal 2007.

Trademarks

The Company has registered in the United States Patent and Trademark Office several trademarks relating to its business. The Company believes its trademark and service mark registrations are valid, and it intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks and service marks.

Available Information

The Finish Line’s Internet address is www.finishline.com and Man Alive’s Internet address is www.manalive.com. The Company makes available free of charge through its Finish Line Internet website the Company’s Annual Report on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Company’s Code of Ethics is available on its Investor Relations page under “Our Company.”

Item 1A.    Risk Factors

Our operations may be adversely affected by general economic conditions.

General economic factors that are beyond our control impact our forecasts and actual performance. These factors include interest rates; recession; inflation; deflation; consumer credit availability; consumer debt levels; energy costs; tax rates and policy; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude. Changes in the economic climate could adversely affect our performance.

Our business faces a great deal of competitive pressure.

The retail business is highly competitive. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional and national retailers. Those competitors, some of whom have a greater market presence than us, include traditional store-based retailers, Internet and catalog businesses and other forms of retail commerce. Unanticipated changes in the pricing and other practices of those competitors may adversely affect our performance.

Our business is dependent on consumer preferences and fashion trends.

The athletic footwear and softgood industry is subject to changing fashion trends and customer preferences. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from vendors. For example, we order athletic footwear four to six months prior to delivery to stores. If we fail to anticipate accurately either the market for the merchandise in the stores or customers’ purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow moving inventory, which may adversely affect our performance.

Various risks associated with catalog and Internet sales may adversely affect our business.

We sell merchandise over the Internet through our websites, www.finishline.com and www.manalive.com. Although our catalog and Internet operations encompass only a minor portion of our total sales, we anticipate that the percentage will continue to grow and thus the risks associated with these operations could have an impact on our overall operations. Our catalog and Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. Our catalog and Internet operations also involve other risks that could have an impact on our results of operations including hiring, retention and training of personnel to conduct our catalog and Internet operations, diversion of sales from our stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. There can be no assurance that our catalog and Internet operations will continue to achieve sales and profitability growth or even remain at their current level.

Our operations are dependent on a single distribution center, and the loss of, or disruption in, our distribution center and other factors affecting the distribution of merchandise, could have a material adverse effect on our business and operations.

The distribution functions for all of our Finish Line and Man Alive stores and for their respective catalog and Internet sales are handled from a single facility in Indianapolis, Indiana. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores and/or fulfill catalog and Internet orders, which could cause sales to decline.

We depend upon third party carriers for shipment of a significant amount of merchandise. An interruption in service by these third party carriers for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight costs both on inbound freight from suppliers to our distribution center as well as outbound freight from our distribution center to our stores. Increases in fuel prices and surcharges and other factors have increased and may continue to increase freight costs.

We may experience fluctuations in our results of operations due to seasonality of our business.

Our business is subject to seasonal influences, with a major portion of sales and income historically realized during the second and fourth quarter of the fiscal year, which includes the back-to-school and holiday seasons, respectively. This seasonality causes our operating results to vary considerably from quarter to quarter and could materially and adversely affect the market price of our securities.

Our business may be adversely affected by changes in our merchandise sourcing.

All of our vendors must comply with applicable laws and our required standards of conduct. Our ability to find qualified vendors and access products in a timely and efficient manner can be a challenge, especially with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, and the ability to access suitable merchandise on acceptable terms are beyond our control and could adversely impact our performance.

Changes in labor conditions as well as our inability to attract and retain the talent required for our business, may negatively affect our operating results.

Future performance will depend upon our ability to attract, retain and motivate qualified employees, including store personnel and field management, to keep pace with our expansion schedule. Many of those associates are in entry level or part time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. If we are unable to attract and retain quality associates, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised. In addition, a large number of our retail employees are paid the prevailing minimum wage, which if increased would negatively affect our profitability and could, if the increase were material enough, require us to adjust our business strategy, which may include the closure of our less profitable stores. Minimum wages were increased in January 2008 by federal mandate and are scheduled to increase again in January 2009.

Our inability to implement our new store growth strategy may have an adverse impact on our future results.

Our plan to continue to increase the number of stores will depend in part upon the availability of new store sites on acceptable terms. Increases in real estate, construction and development costs could limit our growth opportunities and affect our return on investment. There can be no assurance that such sites will be available to us for lease, or that they will be available on terms acceptable to us. If we are unable to grow our retail business, our financial performance could be adversely affected.

Our inability to implement our strategic development of new concepts may have an adverse impact on our future results.

During fiscal 2007, we launched a new concept, Paiva, for which the product offering was focused on upscale, active women who seek a blend of fitness and fashion apparel, footwear and accessories. During fiscal

2007, we opened 13 Paiva stores and we opened two additional Paiva stores in March 2007. However, after determining that the Paiva concept had not demonstrated the potential necessary to deliver an acceptable long-term return on investment, we closed all 15 Paiva stores during the third quarter of fiscal 2008. The inability to successfully implement new concepts in the future could adversely affect our future results.

Our inability to successfully integrate acquired businesses and/or successfully realize the expected results from acquired businesses may negatively affect our operations.

As part of our growth strategy, we acquired Man Alive on January 29, 2005. We completed the integration of Man Alive during fiscal 2007 including moving all Man Alive corporate personnel and distribution activities to our corporate office and distribution center. When we acquire businesses, we believe those businesses can enhance our business opportunities and growth prospects. All acquisitions involve risks that can adversely affect our business and operating results. These risks include:

•	distracting management from our business operations;

•	losing key personnel and other employees;

•	costs, delays and inefficiencies associated with integrating acquired operations and personnel;

•	the impairment of acquired assets and goodwill; and

•	acquiring the contingent and other liabilities of the businesses acquired.

In addition, Man Alive and any future acquired businesses may not provide us with increased business opportunities, or result in the growth that we anticipate. Furthermore, integrating acquired operations is a complex, time-consuming, and expensive process. Combining acquired operations may result in lower overall operating margins, greater stock price volatility, and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties, and other factors associated with such acquisitions may also result in the loss of employees. Failure to acquire and successfully integrate complementary practices, or failure to achieve the business synergies or other anticipated benefits, can adversely affect our business and results of operations.

Our business may be adversely affected by regulatory and litigation developments.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

A major failure of our information systems could adversely affect our business.

The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage sales, distribution, merchandise planning and allocation functions. We possess offsite recovery capabilities for our information systems. The failure of our information systems to perform as designed could disrupt our business and adversely affect sales and profitability.

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of our computer system or otherwise, could severely harm our business.

As part of our normal course of business, we collect, process and retain sensitive and confidential customer information. Despite the security measures that we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our third party service providers, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and harm our business.

Because our stock price may be volatile, our stock price could experience substantial declines.

The market price of our common stock has historically experienced and may continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

Anti-takeover provisions under the Indiana Business Corporation Law and our Restated Articles of Incorporation and Bylaws may render more difficult the accomplishment of mergers or the assumption of control by a principal shareholder, making more difficult the removal of our management.

Certain provisions of the Indiana Business Corporation Law (the “IBCL”), specifically the constituent interests provision in Section 23-1-35-1 of the IBCL, the control share acquisitions provisions in Sections 23-1-42-1 to 23-1-42-11 of the IBCL, the business combination provisions in Sections 23-1-43-1 to 23-1-43-24, and certain provisions of our Restated Articles of Incorporation and Bylaws, specifically the provisions creating high vote common stock (the Class B Common Stock), the provisions regarding preferred stock, the provisions requiring a supermajority vote for certain business combinations and for certain amendments to our Restated Articles of Incorporation, the provisions requiring approval of certain transactions by the continuing directors, the provisions for a staggered board and the provisions limiting removal of directors to removal for cause, may have the effect of discouraging an unsolicited attempt by another person or entity to acquire control of the Company. These provisions may make mergers, tender offers, the removal of management, and certain other transactions more difficult or more costly and could discourage or limit shareholder participation in such types of transactions, whether or not such transactions are favored by the majority of the shareholders. The provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us. Any of these factors could reduce the price of our common stock.

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

Store Locations

At April 18, 2008, the Company operated 794 stores in 47 states. The Company’s stores are primarily located in enclosed shopping malls. The following table sets forth information concerning the Company’s stores.

State	Finish Line	Man Alive	State	Finish Line	Man Alive
Alabama	12	2	Nebraska	5
Arkansas	6		Nevada	5
Arizona	13		New Hampshire	4
California	50		New Jersey	18
Colorado	15		New Mexico	3
Connecticut	9		New York	33
Delaware	1		North Carolina	21	4
Florida	48	8	North Dakota	1
Georgia	21	13	Ohio	42	7
Idaho	2		Oklahoma	8	1
Illinois	36	7	Oregon	3
Indiana	24	6	Pennsylvania	43	2
Iowa	13		Rhode Island	1
Kansas	10		South Carolina	10	3
Kentucky	8	1	South Dakota	1
Louisiana	9	5	Tennessee	21	2
Maine	2		Texas	57	10
Maryland	21	2	Utah	3
Massachusetts	16		Virginia	27	6
Michigan	25	9	Washington	8
Mississippi	5	2	West Virginia	7
Missouri	14	4	Wisconsin	11
Minnesota	6		Wyoming	1
Montana	1

			Totals	700	94

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

Item 3—Legal Proceedings

On June 17, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Genesco Inc. (“Genesco”) under which the Company agreed to acquire all of the outstanding common shares of Genesco for $54.50 per share in cash (the “Merger”), subject to certain conditions.

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

On November 14, 2007, the Company was named as a defendant, along with Genesco, in a complaint for declaratory relief filed by UBS in the United States District Court for the Southern District of New York. UBS was seeking a declaration in the New York federal district court action that its commitment letter for the UBS Financing (the “Commitment”), which expired on April 30, 2008 (after an extension agreed to by UBS), was void and/or may properly be terminated by UBS because the Company would not be able to provide, prior to the expiration of the Commitment, a valid solvency certificate attesting to the solvency of the combined Finish Line-Genesco entity resulting from the Merger.

The trial of the issues in the Chancery Court in Nashville concluded on December 18, 2007, and the Chancery Court issued its opinion on December 27, 2007. The Chancery Court held that the Company was required to close the Merger with Genesco and use its reasonable best efforts to obtain the financing required to do so (i.e., either the UBS Financing which was the subject of the New York action, or alternative financing on terms not materially less favorable in the aggregate than the UBS Financing). Although the Chancery Court held that the deterioration in Genesco’s financial condition and operating results constituted a material adverse effect (“MAE”), it also found that Genesco’s decline in performance was due to general economic conditions and was not disproportionate to its peers. As a result, the MAE fell within one of the MAE carve-outs in the Merger Agreement and the Company was, therefore, not excused from completing the Merger based on Genesco’s decline in financial condition and operating results. The Chancery Court reserved for determination by the United States District Court for the Southern District of New York whether the merged entity would be insolvent.

On March 3, 2008, the Company entered into a Settlement Agreement with UBS and Genesco relating to the actions filed by UBS in the United States District Court for the Southern District of New York and filed by Genesco in the Chancery Court for the State of Tennessee (the “Litigation”). The parties agreed to settle the Litigation and to terminate the Merger Agreement and Commitment. As consideration for these agreements, the Company and UBS agreed to make a cash payment in the amount of $175.0 million (of which the Company agreed to pay $39.0 million and UBS agreed to pay $136.0 million). The Company also agreed to issue 6,518,971 shares of the Company’s Class A Common Stock (the “Shares”) to Genesco. Genesco intends to distribute the Shares to its shareholders as soon as reasonably practicable following registration of the Shares by the Company. Pursuant to the Settlement Agreement, the Company paid the $39.0 million cash payment and delivered the Shares to Genesco on March 7, 2008. The Company filed a registration statement relating to the Shares with the Securities and Exchange Commission on April 4, 2008, which was declared effective on April 28, 2008. The Shares are expected to be distributed to Genesco shareholders on June 13, 2008.

The Company is subject from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. The Company will record a liability related to its legal proceedings and claims when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. Other than the Genesco matter, the Company believes there are no pending legal proceedings in which the Company is currently involved which will have a material adverse effect on the Company’s financial position.

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4.5—Directors and Executive Officers of the Registrant

Name	Age	Position	Officer or Director Since
Alan H. Cohen	61	Chairman of the Board of Directors and Chief Executive Officer	1976
Glenn S. Lyon	57	President	2001
David I. Klapper(3)	59	Senior Executive Vice President, Director	1976
Larry J. Sablosky	59	Senior Executive Vice President, Director	1982
Steven J. Schneider	52	Chief Operating Officer	1989
Gary D. Cohen	55	Executive Vice President—General Counsel and Secretary	1997
Donald E. Courtney	53	Executive Vice President—IS, Distribution, CIO and Assistant Secretary	1989
George S. Sanders	50	Executive Vice President—Real Estate and Store Development	1994
Michael L. Marchetti	57	Executive Vice President—Store Operations	1995
Kevin S. Wampler	45	Executive Vice President—Chief Financial Officer and Assistant Secretary	1997
Samuel M. Sato	44	Executive Vice President—Chief Merchandising Officer	2007
Jeffrey H. Smulyan(2)(4)	60	Director	1992
Stephen Goldsmith(1)(5)	61	Director	1999
Bill Kirkendall(1)(2)(6)	54	Director	2001
William Carmichael(1)(3)(7)	64	Director	2003
Catherine Langham(1)(2)(8)	50	Director	2006

(1)	Member of the Audit Committee
(2)	Member of the Compensation and Stock Option Committee
(3)	Member of the Finance Committee
(4)	Mr. Smulyan is Chairman of the Board and President of Emmis Communications Corporation. Mr. Smulyan indicated his intention on April 17, 2008 to retire from the Company’s Board of Directors at the conclusion of the Company’s annual shareholders meeting to be held July 17, 2008.
(5)	Mr. Goldsmith is currently Director of CapitalSource Infrastructure Finance, Chairman of the Corporation for National and Community Service and the Daniel Paul Professor of Government, and Director for the Innovations in American Government Program at Harvard’s Kennedy School of Government
(6)	Mr. Kirkendall is a Partner in D.A. Weibring Golf Resources Group and Chief Executive Officer of Pure Motion, Inc.
(7)	Mr. Carmichael currently serves as Chairman of the Board of Trustees of the Columbia Funds Series Trust, Banc of America Funds Trust, Columbia Funds Master Investment Trust, and Columbia Funds Variable Insurance Trust I
(8)	Ms. Langham is the co-founder, President and Chief Executive Officer of the global logistics firm Langham Logistics, Inc.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Class A Common Stock is traded on the Nasdaq Global Select Market under the symbol FINL. There is no established public trading market for the Company’s Class B Common Stock.

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company’s Class A Common Stock as reported by the Nasdaq Stock Market.

	Fiscal 2008		Fiscal 2007
Quarter Ended	High	Low	High	Low
May	$13.86	$11.65	$17.76	$11.81
August	13.35	5.32	13.39	9.55
November	5.92	2.93	14.97	10.66
February	4.33	1.48	14.78	11.98

As of April 18, 2008, there were approximately 273 record holders of Class A Common Stock and three record holders of Class B Common Stock. The number of Class A Common Stock record holders excludes the beneficial owners of shares held in “street” names or held through participants in depositories.

The Company declared its first quarterly cash dividend in the second quarter of fiscal 2005 for $0.025 per share of outstanding Class A and Class B Common Stock and declared quarterly cash dividends beginning in the second quarter of fiscal 2005 through the first quarter of fiscal 2008 for $0.025 per share of outstanding Class A and Class B Common Stock. This represented an annual amount for fiscal 2008 of $0.025 per share and $0.10 per share for fiscal 2007 and 2006. In determining whether and at what level to declare a dividend, the Company considers a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the quarter ended September 1, 2007 until further notice. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

The Company’s Board of Directors authorized a repurchase program of a maximum of 5.0 million shares of Common Stock on July 22, 2004 through December 31, 2007. During the quarter ended March 1, 2008, there were no shares of Class A Common Stock repurchased by the Company.

Item 6—Selected Financial Data

	Year Ended
	March 1, 2008	March 3, 2007	February 25, 2006	February 26, 2005	February 28, 2004
	(in thousands, except per share and store operating data)
Statement of Operations Data(9):
Net sales	$1,277,162	$1,331,959	$1,306,045	$1,166,767	$985,891
Cost of sales (including occupancy costs)	905,726	929,693	894,724	798,033	681,561

Gross profit	371,436	402,266	411,321	368,734	304,330
Selling, general and administrative expenses	342,234	335,815	313,047	271,901	229,842
Terminated merger-related costs	91,354	—	—	—	—
Asset impairment charge	5,661	3,559	2,523	—	—
Insurance settlement	—	(796)	—	(114)	(1,228)

Operating (loss) income	(67,813)	63,688	95,751	96,947	75,716
Interest income, net	1,380	1,021	2,008	1,076	651

(Loss) income from continuing operations before income taxes	(66,433)	64,709	97,759	98,023	76,367
Income tax (benefit) expense	(17,931)	24,445	36,710	36,760	29,020

(Loss) income from continuing operations	$(48,502)	$40,264	$61,049	$61,263	$47,347

Earnings Per Share Data(5):
Basic (loss) income from continuing operations per share	$(1.03)	$0.85	$1.26	$1.27	$1.01

Diluted (loss) income from continuing operations per share	$(1.03)	$0.84	$1.24	$1.24	$0.98

Dividends declared per share	$0.025	$0.100	$0.100	$0.075	$—

Share Data(5):
Basic weighted-average shares	47,196	47,250	48,508	48,283	46,940

Diluted weighted-average shares(1)	47,196	47,801	49,381	49,377	48,272

Selected Store Operating Data(8):
Number of stores(6)
Opened during year	29	77	80	71	58
Closed during year	14	9	7	4	4
Acquired during year	—	—	—	37	—
Open at end of year	791	776	708	635	531
Total square feet(2)(6)	4,181,140	4,128,925	3,864,739	3,519,114	3,080,995
Average square feet per store(2)(6)	5,286	5,321	5,459	5,543	5,802
Net sales per square foot for comparable stores(3)(4)(7)	$298	$319	$345	$351	$325
(Decrease) increase in comparable store net sales(3)(7)	(4.7)%	(5.7)%	0.7%	8.6%	19.7%
Balance Sheet Data:
Working capital	$234,747	$237,490	$239,112	$234,784	$204,204
Total assets	643,047	656,636	627,816	575,019	460,742
Total debt	—	—	—	—	—
Shareholders’ equity	420,866	449,278	428,542	385,971	320,653

(1)	Consists of weighted-average common and common equivalent shares outstanding for the period.
(2)	Computed as of the end of each fiscal period.
(3)	Calculation includes all stores that are open at the period end and that have been open more than one year. Accordingly, stores opened and closed during the period are not included. Beginning in 2005, calculation includes internet sales.
(4)	Calculated excluding sales for the 53rd week in fiscal 2007.
(5)	Adjusted retroactively for two-for-one stock split effective as of close of business on November 17, 2004.
(6)	Man Alive stores are included beginning in fiscal 2005.
(7)	Man Alive stores are included in comparable store data beginning in fiscal 2007.
(8)	Paiva stores are excluded from all selected store operating data.
(9)	Amounts are from continuing operations only and therefore exclude results of Paiva, which are included in discontinued operations, for fiscal 2008, 2007 and 2006.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Finish Line, Inc. together with its subsidiaries (collectively the “Company”), is one of the largest mall-based specialty retailers in the United States, and operates under the Finish Line and Man Alive brand names.

Fiscal 2008 was a year of challenge and transition for the Company and the retail industry as a whole. Net sales decreased 4.1% to $1,277.2 million in fiscal 2008 compared to $1,332.0 million in fiscal 2007. The decrease was primarily a result of comparable store net sales decreasing by 4.7% during fiscal 2008 as well as fiscal 2007 having an additional 7 days of sales, which resulted in an additional $24.0 million of net sales. Comparable footwear net sales decreased 2.0% for fiscal 2008. The 2.0% decline was primarily attributable to the continued poor performance of women’s footwear. Comparable softgoods net sales decreased by 14.3% for fiscal 2008. The 14.3% decrease in comparable softgoods net sales was primarily due to a continued decline in the urban market related to Man Alive and weakness in Finish Line’s men’s and women’s jackets/outerwear and t-shirts, men’s fleece, and hats during fiscal 2008.

During fiscal 2008, the Company announced the proposed acquisition of footwear and apparel retailer Genesco Inc. For a variety of reasons, including changes in the retail marketplace and the financing environment, this transaction was not consummated, and the Company entered into a settlement agreement terminating the proposed merger and related litigation on March 3, 2008. The costs associated with the settlement and litigation for fiscal 2008 were $91.4 million ($39.0 million for the cash portion of the settlement, $27.7 million for the non-cash portion related to the issuance of shares, and $24.7 million of legal and professional fees). This settlement was a significant and positive step for the Company as it eliminated the risk of an adverse ruling and additional legal and professional fees, on what the Company believes were favorable terms for the Company.

Also during fiscal 2008, the Board of Directors of the Company approved management’s recommendation to proceed with the closure of the Company’s Paiva stores. The decision to take this action resulted from a thorough assessment and analysis, which revealed the concept was not demonstrating the potential necessary to deliver an acceptable long-term return on investment. The Company closed all 15 Paiva stores and online business during the thirteen weeks ended December 1, 2007. The results of operations of Paiva have been classified in discontinued operations for all years presented.

In spite of the distractions in fiscal 2008, the Company was successful in accomplishing or making significant progress in the following fiscal 2008 initiatives:

•

The Company reorganized the footwear buying and planning departments, and the team made tremendous improvements in product assortments, which will continue to evolve. The Company’s focus on premium products is sharper than ever in both performance athletic and sport style footwear.

•

The Company re-merchandised the stores and improved the overall presentation. By decreasing the density of apparel and adding new fixtures to the shoe walls and floors, the sight lines have opened up and made Finish Line stores more shopable. As a result, we are telling more compelling product stories in all of our Finish Line stores.

•

The Company’s focus on inventory and product margin was successful. Product margin for the Finish Line stores was up for the year, and our year-end inventory versus last year was down 4% per square foot for Finish Line stores and was down 7% per square foot versus last year in total (Finish Line and Man Alive stores).

•

The Company continued investing in the direct-to-consumer business, which helped support double-digit increases in traffic and sales for the year. Also, the Company began Man Alive direct-to-consumer business in July 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

With the distractions of Genesco and Paiva behind the Company, the Company believes it is well positioned going into fiscal 2009 with a significantly improved inventory position—not just lower inventory per square feet, but also much better product assortments by category and department.

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

Vendor Allowances.    The Company records vendor allowances and discounts in the consolidated statements of operations when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to profitability of inventory recently sold and, accordingly, are reflected as reductions to cost of merchandise sold as negotiated. Vendors’ participation in the reduction of the selling price of merchandise fluctuates based on the amount of promotional and clearance markdowns necessary to liquidate the inventory. Vendor allowances received for advertising or fixture programs reduce the Company’s expense or expenditure for the related advertising or fixture program.

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

Share-Based Compensation Expense.    Effective February 26, 2006, the Company adopted the provisions of SFAS No. 123R “Share-Based Payment” (“FAS 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense recognized during fiscal 2008 and 2007 for share-based awards includes: (a) compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, February 26, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”), and (b) compensation expense for all share-based compensation awards granted subsequent to February 26, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of FAS 123R, the Company recognized share-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by FAS 123.

The calculation of share-based compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, share-based compensation expense could be different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be different from what the Company has recorded. See Notes 1 and 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data for a further discussion on share-based compensation.

Income Taxes.    Deferred tax assets are recognized for taxable temporary differences, tax credits and net operating loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. A one percent change in the Company’s overall statutory tax rate for fiscal 2008 would not have a material effect in the carrying value of the net deferred tax asset.

The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company records an accrual for exposures after evaluating the positions associated with its various income tax filings. A number of years may elapse before a particular matter for which the Company has established an accrual is audited and fully resolved or clarified. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Accruals of uncertain tax positions require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an Interpretation of SFAS No. 109 “Accounting for Income Taxes” (“FAS 109”). In May 2007, the FASB issued Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. The Company adopted FIN 48 and FSP FIN 48-1 effective March 4, 2007. For additional information, see Note 7 “Income Taxes” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Recent Accounting Pronouncements.    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP FAS 157-1”) and FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), affecting implementation of FAS 157. FSP FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“FAS 13”), and other accounting pronouncements that address fair value measurements under FAS 13, from the scope of FAS 157. FSP FAS 157-2 delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2008 (fiscal 2010). The Company is currently evaluating the impact that the adoption of FAS 157 will have, if any, on its results of operations and financial condition.

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

Results of Operations

General.    The following discussion and analysis should be read in conjunction with the information set forth under “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere herein. Unless otherwise noted, all amounts reflect the results of the Company’s continuing operations and therefore Paiva store information and results have been excluded from the following information.

The following table sets forth store and square feet information of the Company by brand for each of the following years:

	Year ended
	March 1, 2008	March 3, 2007
Number of Stores:
Finish Line
Beginning of year	690	657
Opened	18	40
Closed	(11)	(7)

End of year	697	690

Man Alive
Beginning of year	86	51
Opened	11	37
Closed	(3)	(2)

End of year	94	86

Total
Beginning of year	776	708
Opened	29	77
Closed	(14)	(9)

End of year	791	776

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	March 1, 2008	March 3, 2007
Square feet information as of:
Finish Line
Square feet	3,854,733	3,833,996
Average store size	5,530	5,557
Man Alive
Square feet	326,407	294,929
Average store size	3,472	3,429
Total
Square feet	4,181,140	4,128,925

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Year Ended
Category	March 1, 2008		March 3, 2007		February 25, 2006
Footwear	$1,009,088	79%	$1,032,085	77%	$1,017,272	78%
Softgoods	268,074	21%	299,874	23%	288,773	22%

Total	$1,277,162	100%	$1,331,959	100%	$1,306,045	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended
	March 1, 2008	March 3, 2007	February 25, 2006
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	70.9	69.8	68.5

Gross profit	29.1	30.2	31.5
Selling, general and administrative expenses	26.8	25.2	24.0
Terminated merger-related costs	7.2	—	—
Asset impairment charge	0.4	0.3	0.2

Operating (loss) income	(5.3)	4.7	7.3
Interest income, net	0.1	0.1	0.2

(Loss) income from continuing operations before income taxes	(5.2)	4.8	7.5
Income tax (benefit) expense	(1.4)	1.8	2.8

(Loss) income from continuing operations	(3.8)%	3.0%	4.7%

Fiscal 2008 Compared to Fiscal 2007.    Net sales for fiscal 2008 were $1,277.2 million, a decrease of $54.8 million or 4.1%, compared to net sales for fiscal 2007 of $1,332.0 million. The decrease was primarily a result of comparable store net sales decreasing by 4.7% during fiscal 2008 as well as fiscal 2007 having an additional 7 days of sales, which resulted in an additional $24.0 million of net sales. This decrease was partially offset by an increase of $20.6 million from the 77 existing stores open only part of fiscal 2007, and an additional $11.5 million attributable to a 1.9% increase in the total number of stores open during the year from 776 stores at the end of fiscal 2007 to 791 stores at the end of fiscal 2008. Comparable footwear net sales decreased 2.0% for fiscal 2008. The 2.0% decline was primarily attributable to the continued poor performance of women’s

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

footwear. Comparable softgoods net sales decreased by 14.3% for fiscal 2008. The 14.3% decrease in comparable softgoods net sales was primarily due to a continued decline in the urban market related to Man Alive and weakness in Finish Line’s men’s and women’s jackets/outerwear and t-shirts, men’s fleece, and hats during fiscal 2008.

Gross profit, which includes product margin, net of shrink, less store occupancy costs, for fiscal 2008 was $371.4 million compared to gross profit of $402.3 million in fiscal 2007. This represents a decrease of approximately $30.9 million or 7.7%, compared to fiscal 2007, and a decrease of 1.1% as a percentage of net sales. The 1.1% decrease was a result of a 0.9% increase in occupancy costs as a percentage of net sales and a 0.2% decrease in product margin as a percentage of net sales. The increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to the 4.7% decline in comparable store net sales for fiscal 2008.

Selling, general and administrative expenses were $342.2 million in fiscal 2008, an increase of $7.2 million or 2.1% compared to $335.0 million in fiscal 2007, and increased to 26.8% from 25.2% as a percentage of net sales. The dollar increase was primarily attributable to the operating costs related to the additional stores opened during 2008. The 1.6% increase as a percentage of net sales was primarily related to an increase in payroll related expenses as a percentage of net sales due primarily to deleveraging from negative comparable net sales (0.6%), an increase in depreciation expense as a percentage of net sales due to additional stores and corporate office additions along with deleveraging from negative comparable net sales (0.4%), an increase in advertising as a percentage of net sales related to continued investment in driving direct-to-consumer business as well as continued branding (0.3%), an increase in freight expense as a percentage of net sales due to increased surcharges in fiscal 2008 (0.2%), and an increase in share-based compensation as a percentage of net sales related to incremental grants of share-based awards (0.1%).

Teminated merger-related costs were $91.4 million (7.2% of net sales) in fiscal 2008. The $91.4 million consisted of $39.0 million related to the cash portion of the Settlement Agreement, $27.7 million related to the issuance of 6,518,971 shares for the non-cash portion of the Settlement Agreement and $24.7 million for legal and professional fees associated with the terminated merger and settlement. The Company does not expect to incur any significant ongoing costs relating to this matter.

Asset impairment charge was $5.7 million (0.4% of net sales) in fiscal 2008 compared to $3.6 million (0.3% of net sales) in fiscal 2007, an increase of $2.1 million (59.1%). The $2.1 million increase was primarily attributable to an increase in the number of impaired stores to 26 in fiscal 2008 compared to 14 in fiscal 2007.

Net interest income for fiscal 2008 was $1.4 million (0.1% of net sales) compared to net interest income of $1.0 million (0.1% of net sales) for fiscal 2007, an increase of $0.4 million (35.2%). This increase was due primarily to higher average cash and marketable securities balances for fiscal 2008 compared to fiscal 2007, as well as short-term borrowings during fiscal 2007.

The Company’s benefit for federal and state income taxes was $17.9 million (1.4% of net sales) for fiscal 2008 compared to income tax expense of $24.4 million (1.8% of net sales) for fiscal 2007. The $42.3 million change in income taxes is due to a loss from continuing operations before income taxes of $66.4 million in fiscal 2008 compared to income from continuing operations before income taxes of $64.7 million in fiscal 2007, partially offset by a decline in the effective tax rate in fiscal 2008 to 27.0% from 37.8% in fiscal 2007. The lower effective tax rate in fiscal 2008 reflects a valuation allowance established in fiscal 2008 for certain deferred tax assets.

Loss from continuing operations was $48.5 million for fiscal 2008 compared to income from continuing operations of $40.3 million for fiscal 2007. Loss from continuing operations per diluted share decreased to $1.03

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

for fiscal 2008 compared to income from continuing operations per diluted share of $0.84 for fiscal 2007. Diluted weighted average shares outstanding were 47,196,000 and 47,801,000, for fiscal 2008 and 2007, respectively. Diluted shares outstanding for fiscal 2008 do not include the impact of the 6,518,971 shares related to the Settlement Agreement as those were issued subsequent to March 1, 2008.

Fiscal 2007 Compared to Fiscal 2006.    Net sales for fiscal 2007 were $1,332.0 million, an increase of $26.0 million or 2.0%, compared to net sales for fiscal 2006 of $1,306.0 million. Of this increase, $33.4 million was attributable to an increase from the 78 existing stores open only part of fiscal 2006, and $47.0 million was attributable to an 9.6% increase in the total number of stores open during the year from 708 stores at the end of fiscal 2006 to 776 stores at the end of fiscal 2007. Fiscal 2007 also had an additional 7 days of sales, which resulted in additional net sales of $24.0 million. These increases were partially offset by a decrease in comparable store net sales of 5.7% for fiscal 2007 as compared to the 0.7% increase reported for fiscal 2006. Comparable footwear net sales decreased 4.5% for fiscal 2007. The 4.5% decline is primarily related to the poor performance of women’s and non-premium performance footwear. Comparable softgoods net sales decreased by 9.8% for fiscal 2007. The 9.8% decline was primarily related to the continued weakness in licensed jerseys as well as slowdown in accessories.

Gross profit, which includes product margin, net of shrink, less store occupancy costs, for fiscal 2007 was $402.3 million compared to gross profit of $411.3 million in fiscal 2006. This represents a decrease of approximately $9.0 million or 2.2%, compared to fiscal 2006, and a decrease of 1.3% as a percentage of net sales. The 1.3% decrease was a result of a 0.6% increase in occupancy costs as a percentage of net sales, a 0.6% decrease in product margin as a percentage of net sales, and a 0.1% increase in shrink as a percentage of net sales. The increase in occupancy costs as a percentage of net sales was primarily a result of deleveraging due to the 5.7% decline in comparable store net sales for fiscal 2007. The 0.6% decrease in margin for product sold as a percentage of net sales was primarily related to a more promotional environment in fiscal 2007 compared to fiscal 2006.

Selling, general and administrative expenses were $335.0 million in fiscal 2007, an increase of $22.0 million or 7.0%, compared to $313.0 million in fiscal 2006, and increased to 25.2% from 24.0% as a percentage of net sales. The dollar increase was primarily attributable to the operating costs related to the additional stores opened during 2007. The 1.2% increase as a percentage of net sales was primarily related to an increase in payroll related expenses as a percentage of net sales due primarily to deleveraging from negative comparable net sales (0.8%) and an increase in share-based compensation as a percentage of net sales primarily due to the adoption of FAS 123R (0.4%).

Asset impairment charge was $3.6 million (0.3% of net sales) in fiscal 2007 compared to $2.5 million (0.2% of net sales) in fiscal 2006, an increase of $1.1 million (41.1%). The $1.1 million increase was primarily attributable to an increase in the number of impaired stores to 14 stores in fiscal 2007 compared to 12 in fiscal 2006.

Net interest income for fiscal 2007 was $1.0 million (0.1% of net sales) compared to net interest income of $2.0 million (0.2% of net sales) for fiscal 2006, a decrease of $1.0 million (49.2%). This decrease was due primarily to lower average cash and marketable securities balances for the fiscal year ended March 3, 2007 compared to the fiscal year ended February 25, 2006, as well as short-term borrowings during fiscal 2007 compared to no short-term borrowings during fiscal 2006.

Income tax expense was $24.4 million (1.8% of net sales) for fiscal 2007 compared to $36.7 million (2.8% of net sales) for fiscal 2006. The $12.3 million decrease in the Company’s provision for federal and state taxes in 2007 is due to the decreased level of income from continuing operations before income taxes partially offset by an increase in the Company’s effective tax rate to 37.8% for fiscal 2007 from 37.5% for fiscal 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income from continuing operations decreased 34.0% to $40.3 million for fiscal 2007 compared to $61.0 million for fiscal 2006. Income from continuing operations per diluted share decreased 32.3% to $0.84 for fiscal 2007 compared to $1.24 for fiscal 2006. Diluted weighted average shares outstanding were 47,801,000 and 49,381,000, for fiscal 2007 and 2006, respectively. The decrease in weighted average shares outstanding is primarily due to the repurchase of 2.6 million shares since August 2005, partially offset by the exercise of Company stock options.

Liquidity and Capital Resources.    The Company finances the opening of new stores and the resulting increase in inventory requirements principally from operating cash flow and cash on hand. Net cash provided by operations was $40.5 million, $59.0 million and $74.8 million, respectively, for fiscal 2008, 2007 and 2006. At March 1, 2008, the Company had cash and cash equivalents of $72.9 million. This represents a $10.0 million increase in cash and cash equivalents from the $62.9 million at March 3, 2007. Cash equivalents are primarily invested in tax-exempt instruments with daily liquidity.

Merchandise inventories were $268.3 million at March 1, 2008 compared to $287.3 million at March 3, 2007. On a comparable per square foot basis, consolidated merchandise inventories decreased 7.0% at March 1, 2008 compared to March 3, 2007 (Finish Line decreased 4.3%). The Company believes current inventory levels are appropriate, based on sales trends and the industry environment.

Capital expenditures were $29.4 million, $74.0 million and $70.1 million for fiscal 2008, 2007 and 2006, respectively. Expenditures in 2008 were primarily for the construction of 18 Finish Line stores, 11 Man Alive stores, and 2 Paiva stores that were opened during fiscal 2008 and the remodeling of 21 existing Finish Line and 2 Man Alive stores.

The Company anticipates that total capital expenditures for the upcoming fiscal year will be approximately $19.0-$23.0 million. Of this amount, $12.0-$14.0 million is primarily for the construction of approximately 8-11 new Finish Line stores and the remodeling of 14-17 existing Finish Line stores and up to 2 Man Alive stores. The remaining $7.0-$9.0 is related to capital expenditures at the corporate office and distribution center.

Based upon expenditures in fiscal 2008, the Company estimates its cash requirement to open a traditional new Finish Line store (averaging approximately 4,300 square feet) to be $0.7 million. These requirements for a traditional store include approximately $0.5 million for fixtures, equipment, leasehold improvements and pre-opening expenses and $0.4 million ($0.2 million net of payables) in new store inventory. The estimate for opening a new Man Alive store (averaging 3,500 square feet) will approximate $0.5 million per store. This estimate includes $0.4 million for fixtures, equipment, leasehold improvements and pre-opening expenses plus $0.2 million ($0.1 million net of payables) in inventory investment.

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

The interest rates per annum applicable to amounts outstanding under the Credit Agreement are, at the Company’s option, either (a) the Alternate Base Rate as defined in the Credit Agreement (the “Alternate Base Rate”), or (b) the Eurodollar Base Rate as defined in the Credit Agreement (the “Eurodollar Base Rate”) plus a margin. The margin over the Eurodollar Base Rate under the Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum margin over the Eurodollar Base Rate under the Credit Agreement is 1.125% per annum and the applicable margin as of March 1, 2008 was 1.000%. Interest payments under the Credit Agreement are due on the interest payment dates specified in the Credit Agreement. At March 1, 2008, approximately $0.9 million in letters

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of credit and $6.1 million in stand-by letters of credit were outstanding under the Credit Agreement. No advances were outstanding under the Credit Agreement as of March 1, 2008. Accordingly, the total revolving credit availability under the Credit Agreement was approximately $68.0 million at March 1, 2008.

The Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions and redemptions of common stock. In addition, the Company must maintain a minimum leverage ratio (as defined in the Credit Agreement) and minimum consolidated tangible net worth (as defined in the Credit Agreement). The Company was in compliance with all such covenants at March 1, 2008.

On July 22, 2004, the Company’s Board of Directors approved a stock repurchase program in which the Company was authorized to purchase on the open market or in privately negotiated transactions through December 31, 2007, up to 5,000,000 shares of the Company’s Class A Common Stock outstanding. The Company purchased 1,260,017 shares at an average price of $12.40 for an aggregate amount of $15.6 million in fiscal 2007 and 1,324,600 shares at an average price of $15.00 for an aggregate amount of $19.9 million in fiscal 2006. During the entire repurchase program, the Company purchased 2,584,617 shares of its Class A Common Stock at an average price of $13.73 per share for an aggregate amount of $35.5 million. As of March 1, 2008, the Company holds as treasury shares 5,443,318 shares of its Class A Common Stock at an average price of $8.70 per share for an aggregate purchase amount of $47.4 million. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the quarter ended September 1, 2007 until further notice. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors. The Company declared dividends of $1.2 million, $4.7 million and $4.8 million during fiscal 2008, 2007 and 2006, respectively. As of March 1, 2008 and March 3, 2007, dividends declared but not paid of $0 and $1.2 million, respectively, were accrued in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets.

Pursuant to the Settlement Agreement entered into with UBS and Genesco (see Note 2 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data), the Company agreed to issue to Genesco 6,518,971 shares of the Company’s Class A Common Stock (the “Shares”). The Company delivered the Shares to Genesco on March 7, 2008. The Company filed a registration statement relating to the Shares with the Securities and Exchange Commission on April 4, 2008, which was declared effective on April 28, 2008. The Shares are expected to be distributed to Genesco shareholders on June 13, 2008. Also, as part of the Settlement Agreement, the Company agreed to pay Genesco $39.0 million in cash, which the Company paid on March 7, 2008.

Management believes that cash on hand, operating cash flow and borrowings under the Company’s existing Credit Agreement will be sufficient to pay the $39.0 million cash portion of the Settlement Agreement, complete the Company’s store expansion program and to satisfy the Company’s other capital requirements through the upcoming fiscal year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes the Company’s long-term contractual obligations as of March 1, 2008:

	Total	Payments Due by Period
		Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating lease obligations	$529,162	$94,300	$155,862	$124,454	$154,546
Settlement Agreement	39,000	39,000	—	—	—
Other(1)	—	—	—	—	—

Total Contractual Obligations	$568,162	$133,300	$155,862	$124,454	$154,546

(1)

The Company expects to make cash outlays in the future related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $16.1 million as of March 1, 2008, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 7, “Income Taxes,” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled. Total purchase orders outstanding at March 1, 2008 are $335.0 million.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 1, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of March 1, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 1, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited The Finish Line, Inc.’s internal control over financial reporting as of March 1, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Finish Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Finish Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 1, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Finish Line, Inc. as of March 1, 2008 and March 3, 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 1, 2008 of The Finish Line, Inc., and our report dated May 5, 2008 expressed an unqualified opinion thereon.

Indianapolis, Indiana

May 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of March 1, 2008 and March 3, 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 1, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at March 1, 2008 and March 3, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 1, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, as of March 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and as of February 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Finish Line, Inc.’s. internal control over financial reporting as of March 1, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 5, 2008, expressed an unqualified opinion thereon.

Indianapolis, Indiana

May 5, 2008

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 1, 2008	March 3, 2007
Assets
Current Assets
Cash and cash equivalents	$72,901	$62,864
Accounts receivable, net	7,746	12,845
Merchandise inventories, net	268,333	287,300
Deferred income taxes	16,992	—
Other	15,835	17,367

Total current assets	381,807	380,376

Property and Equipment
Land	1,557	1,557
Building	41,429	40,891
Leasehold improvements	274,249	278,818
Furniture, fixtures, and equipment	113,995	111,526
Construction in progress	2,842	4,758

	434,072	437,550
Less accumulated depreciation	216,238	190,082

	217,834	247,468

Deferred income taxes	29,692	14,820
Goodwill	5,964	5,964
Other assets, net	7,750	8,008

Total assets	$643,047	$656,636

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$63,768	$83,626
Terminated merger-related liabilities	47,129	—
Employee compensation	10,159	8,618
Accrued property and sales tax	8,100	6,516
Income taxes payable	1,734	15,447
Deferred income taxes	—	12,073
Other liabilities and accrued expenses	16,170	16,606

Total current liabilities	147,060	142,886

Commitments and contingencies

Deferred credits from landlords	59,642	64,472
Other long-term liabilities	15,479	—

Shareholders’ Equity
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—47,649
Shares outstanding (2008—42,206; 2007—42,020)	476	476
Class B:
Shares authorized—10,000
Shares issued and outstanding—5,141	52	52
Additional paid-in capital	182,756	149,667
Retained earnings	284,936	347,276
Treasury stock (2008—5,443; 2007—5,629)	(47,354)	(48,193)

Total shareholders’ equity	420,866	449,278

Total liabilities and shareholders’ equity	$643,047	$656,636

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended
	March 1, 2008	March 3, 2007	February 25, 2006
Net sales	$1,277,162	$1,331,959	$1,306,045
Cost of sales (including occupancy costs)	905,726	929,693	894,724

Gross profit	371,436	402,266	411,321
Selling, general and administrative expenses	342,234	335,019	313,047
Terminated merger-related costs	91,354	—	—
Asset impairment charge	5,661	3,559	2,523

Operating (loss) income	(67,813)	63,688	95,751
Interest income, net	1,380	1,021	2,008

(Loss) income from continuing operations before income taxes	(66,433)	64,709	97,759
Income tax (benefit) expense	(17,931)	24,445	36,710

(Loss) income from continuing operations	(48,502)	40,264	61,049
Loss from discontinued operations, net of income tax benefit	(12,310)	(7,900)	(516)

Net (loss) income	$(60,812)	$32,364	$60,533

(Loss) income per basic share:
(Loss) income from continuing operations	$(1.03)	$0.85	$1.26
Loss from discontinued operations	(0.26)	(0.17)	(0.01)

Net (loss) income	$(1.29)	$0.68	$1.25

(Loss) income per diluted share:
(Loss) income from continuing operations	$(1.03)	$0.84	$1.24
Loss from discontinued operations	(0.26)	(0.16)	(0.01)

Net (loss) income	$(1.29)	$0.68	$1.23

Dividends declared per share	$0.025	$0.100	$0.100

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	March 1, 2008	March 3, 2007	February 25, 2006
Operating activities
Net (loss) income	$(60,812)	$32,364	$60,533
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment charge	17,189	7,531	2,523
Depreciation and amortization	41,157	39,571	34,633
Issuance of Class A Common Stock related to terminated merger	27,706	—	—
Deferred income taxes	(44,718)	(4,395)	(5,024)
Loss on disposal of property and equipment	694	727	262
Share-based compensation	6,123	5,620	735
Tax benefit from exercise of stock options	—	—	2,646
Excess tax benefits from share-based compensation	(158)	(890)	—
Changes in operating assets and liabilities
Accounts receivable	5,099	(846)	2,231
Merchandise inventories	18,967	(18,710)	(27,348)
Other current assets	1,532	(12,992)	(1,213)
Accounts payable	(19,858)	(380)	(8,372)
Employee compensation	1,541	(3,408)	(857)
Terminated merger-related liabilities	47,129	—	—
Other liabilities and accrued expenses	3,748	7,181	7,686
Deferred credits from landlords	(4,830)	7,613	6,327

Net cash provided by operating activities	40,509	58,986	74,762

Investing activities
Additions to property and equipment	(29,405)	(73,993)	(70,126)
Proceeds from disposals of property and equipment	277	231	137
Settlement of Man Alive holdback	—	(1,500)	—
Purchases of available-for-sale marketable securities	(58,750)	(106,400)	(283,100)
Proceeds from sale of available-for-sale marketable securities	58,750	155,475	291,200
Lease acquisition costs	—	—	(17)

Net cash used in investing activities	(29,128)	(26,187)	(61,906)

Financing activities
Proceeds from short-term borrowings	1,800	95,900	—
Repayments on short-term borrowings	(1,800)	(95,900)	—
Dividends paid to shareholders	(2,376)	(4,762)	(4,864)
Proceeds from issuance of common stock	874	2,068	3,370
Excess tax benefits from share-based compensation	158	890	—
Purchase of treasury stock	—	(15,619)	(19,865)

Net cash used in financing activities	(1,344)	(17,423)	(21,359)

Net increase (decrease) in cash and cash equivalents	10,037	15,376	(8,503)
Cash and cash equivalents at beginning of year	62,864	47,488	55,991

Cash and cash equivalents at end of year	$72,901	$62,864	$47,488

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Totals
	Class A	Class B	Treasury	Class A	Class B
Balance at February 26, 2005	43,578	5,141	4,071	$476	$52	$138,130	$263,971	$(16,658)	$385,971
Net income							60,533		60,533
Cash dividends declared ($0.10 per share)							(4,848)		(4,848)
Non-qualified Class A Common Stock options exercised and related tax benefits	480		(480)			3,824		1,717	5,541
Share-based compensation	101		(101)			329		406	735
Shares issued under employee stock purchase plan	31		(31)			362		113	475
Treasury stock purchased	(1,325)		1,325					(19,865)	(19,865)

Balance at February 25, 2006	42,865	5,141	4,784	476	52	142,645	319,656	(34,287)	428,542
Net income							32,364		32,364
Cash dividends declared ($0.10 per share)							(4,744)		(4,744)
Non-qualified Class A Common Stock options exercised and related tax benefits	387		(387)			1,020		1,582	2,602
Share-based compensation	(16)		16			5,683		(63)	5,620
Shares issued under employee stock purchase plan	44		(44)			319		194	513
Treasury stock purchased	(1,260)		1,260					(15,619)	(15,619)

Balance at March 3, 2007	42,020	5,141	5,629	476	52	149,667	347,276	(48,193)	449,278
Net loss. .							(60,812)		(60,812)
Cash dividends declared ($0.025 per share)							(1,193)		(1,193)
Cumulative effect of adoption of FIN 48							(335)		(335)
Non-qualified Class A Common Stock options exercised and related tax benefits	95		(95)			(756)		435	(321)
Share-based compensation	(1)		1			6,129		(6)	6,123
Shares issued under employee stock purchase plan	92		(92)			10		410	420
Class A Common Stock to be issued related to terminated merger						27,706			27,706

Balance at March 1, 2008	42,206	5,141	5,443	$476	$52	$182,756	$284,936	$(47,354)	$420,866

See accompanying notes

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Basis of Presentation.    The consolidated financial statements include the accounts of The Finish Line, Inc. (“Finish Line”) and its wholly-owned subsidiaries The Finish Line Man Alive, Inc. (“Man Alive”), Paiva, LLC (“Paiva”), The Finish Line USA, Inc., The Finish Line Distribution, Inc., Spike’s Holding, LLC (a wholly-owned subsidiary of The Finish Line USA, Inc.) and Finish Line Transportation Co., Inc. (collectively, the “Company”). All intercompany transactions and balances have been eliminated. Throughout these notes to the consolidated financial statements, the fiscal years ended March 1, 2008, March 3, 2007 and February 25, 2006 are referred to as 2008, 2007 and 2006, respectively.

The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in 2008, 53 weeks in 2007 and 52 weeks in 2006.

Nature of Operations.    Finish Line is a specialty retailer of men’s, women’s and children’s brand-name athletic, lifestyle and outdoor footwear, activewear and accessories. Man Alive is a street fashion retailer offering men’s and women’s name brand fashions from the industry’s leading designers. The Company operated Paiva stores, which targeted the active woman, for a portion of 2008 and 2007. On August 27, 2007, the Board of Directors of the Company approved management’s recommendation to proceed with the closure of all 15 Paiva stores as a thorough assessment and analysis revealed the concept was not demonstrating the potential necessary to deliver an acceptable long-term return on investment. All results of operations related to Paiva are included within “Loss from discontinued operations” on the Consolidated Statements of Operations. The Company manages its business on the basis of one reportable segment. Finish Line and Man Alive stores are primarily located in enclosed malls throughout most of the United States.

In 2008, the Company purchased approximately 71% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 53%, 52% and 60% of merchandise purchases in 2008, 2007 and 2006, respectively.

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

Marketable Securities.    The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company had no outstanding Marketable Securities as of March 1, 2008 and March 3, 2007.

Merchandise Inventories.    Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. Merchandise inventories are recorded net of markdowns and shrinkage. Vendor rebates are accounted for in accordance with Emerging Issues Task Force (“EITF”) 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) and are applied as a reduction to the cost of merchandise inventories.

Property and Equipment.    Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred. Depreciation expense for the years ended 2008, 2007 and 2006 was $40,189,000, $38,331,000 and $34,320,000, respectively.

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

Goodwill and Other Intangible Assets.    The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 requires that goodwill and intangible assets with indefinite lives not be amortized but reviewed for impairment if impairment indicators arise and, at a minimum, annually. Intangible assets with indefinite lives include the goodwill ($5,964,000) and tradenames ($6,100,000) recorded in connection with the acquisition of Man Alive (see Note 4). The Company’s goodwill and tradenames are not amortizable for tax purposes. Intangible assets that are deemed to have finite lives are amortized over their estimated useful lives. Intangible assets with finite lives relate to lease acquisition costs and are amortized over the lease term. The weighted average life of the lease acquisition costs is 6.4 years. The gross cost of the intangible assets with finite lives is $2,575,000 with accumulated amortization of $944,000 and $666,000 as of March 1, 2008 and March 3, 2007, respectively. Amortization expense for 2008, 2007 and 2006 was $278,000, $353,000 and $313,000, respectively. Annual estimated amortization expense for finite lived intangible assets is expected to approximate $282,000 in 2009, $243,000 in 2010, $243,000 in 2011, $231,000 in 2012, and $165,000 in 2013.

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

Revenue Recognition.    Revenues are recognized at the time the customer receives the merchandise, which for Internet and catalog revenues reflects an estimate of shipments that have not been received by the customer based on shipping terms and estimated delivery times. Sales include merchandise, net of returns and exclude all taxes. Revenue from gift cards and layaway sales is recognized when the customer receives the merchandise.

Costs of Sales.    Costs of sales include the cost associated with acquiring merchandise from vendors, occupancy costs, provision for inventory shortages, and credits and allowances from merchandise vendors following EITF 02-16 guidance.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising.    The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred following EITF 02-16 guidance. Advertising expense was as follows:

	Year ended March 1, 2008	Year ended March 3, 2007	Year ended February 25, 2006
	(in thousands)
Advertising expense	$28,476	$27,172	$32,445
Cooperative advertising credits	(6,729)	(7,828)	(11,213)

Net advertising expense	$21,747	$19,344	$21,232

Store Pre-opening and Closing Costs.    Store pre-opening costs and other non-capitalized expenditures, including payroll, training costs and straight-line rent expense, are expensed as incurred. In the event a store is closed before its lease has expired, any estimated post-closing lease obligations, less sublease rental income, is provided for when the leased space is no longer in use as required by SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (See Note 3).

Income Taxes.    The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

The Company calculates an annual effective income tax rate based on annual income, permanent differences between book and tax income and statutory income tax rates. The Company adjusts the annual effective income tax rate as additional information on outcomes or events becomes available. The Company’s effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings or losses, the results of tax audits and the level of investment income.

The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company records an accrual for exposures after

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluating the positions associated with its various income tax filings. A number of years may elapse before a particular matter for which the Company has established an accrual is audited and fully resolved or clarified. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Beginning in 2008, the Company includes its accrual for uncertain tax positions, including accrued penalties and interest, in “Other long-term liabilities” on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the accrual for uncertain tax positions, including accrued penalties and interest, are included in “Income tax (benefit) expense” on the Consolidated Statements of Operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an Interpretation of SFAS No. 109 “Accounting for Income Taxes” (“FAS 109”). In May 2007, the FASB issued Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. The Company adopted FIN 48 and FSP FIN 48-1 effective March 4, 2007. For additional information, see Note 7, “Income Taxes.”

Earnings Per Share.    Earnings per share are calculated based on the weighted-average number of outstanding common shares. Diluted earnings per share are calculated based on the weighted-average number of outstanding common shares, plus the effect of dilutive stock options and restricted stock. All per share amounts, unless otherwise noted, are presented on a diluted basis, that is, based on the weighted-average number of outstanding common shares and the effect of all potentially dilutive common shares (primarily unexercised stock options and unvested restricted stock).

Financial Instruments.    Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

As of March 1, 2008 and March 3, 2007, the Company had not invested in, nor did it have, any derivative financial instruments.

Share-Based Compensation.    On February 26, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) beginning in 2007.

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

The Company adopted FAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of February 26, 2006, the first day of 2007. The Company’s consolidated financial statements as of and for the years ended March 1, 2008 and March 3, 2007 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior years have not been restated to reflect, and do not include, the impact of FAS 123(R).

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the modified prospective transition method, share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended March 1, 2008 and March 3, 2007 include compensation expense for:

•

Unvested share-based awards granted prior to February 26, 2006, based on the grant date fair value determined in accordance with the pro forma provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”).

•	Share-based awards granted subsequent to February 26, 2006, based on the grant date fair value determined in accordance with the provisions of FAS 123(R).

Share-based compensation expense recognized under FAS 123(R) for 2008 and 2007 was $6,123,000 and $5,620,000, respectively. Share-based compensation expense of $735,000 in 2006 related to restricted stock and stock options that were granted in prior years that had an exercise price below the fair market value on the date of grant, which the Company expensed under APB 25 over the requisite service period.

Share-based compensation expense recognized in the Consolidated Statements of Operations for 2008 and 2007 is based on awards ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result, beginning in 2007, the Company began applying an estimated forfeiture rate based on historical data to determine the amount of compensation expense recognized in the Consolidated Statements of Operations. Prior to 2007, the Company used the actual forfeiture method allowed under FAS 123, which assumed that all options would vest and pro forma expense was only adjusted when options were actually forfeited prior to the vesting dates.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FAS 123 to share-based employee compensation prior to February 26, 2006 (in thousands, except per share amounts).

2006
Net income
As reported	$60,533
Total share-based employee compensation expense using the fair value based method, net of related tax	(3,660)
Share-based employee compensation expense recorded, net of related tax	459

Pro forma	$57,332

Net income per diluted share:
As reported	$1.23
Pro forma	1.17
Net income per basic share:
As reported	$1.25
Pro forma	1.18

Recent Accounting Pronouncements.    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. FAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP FAS 157-1”) and FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), affecting implementation of FAS 157. FSP FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“FAS 13”), and other accounting pronouncements that address fair value measurements under FAS 13, from the scope of FAS 157. FSP FAS 157-2 delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 (fiscal 2010). The Company is currently evaluating the impact that the adoption of FAS 157 will have, if any, on its results of operations and financial condition.

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

2.    Terminated Merger

On June 17, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Genesco Inc. (“Genesco”) under which the Company agreed to acquire all of the outstanding common shares of Genesco for $54.50 per share in cash (the “Merger”), subject to certain conditions.

UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”) committed to provide financing for the Merger and ongoing working capital requirements of the combined company of up to $1.8 billion through a combination of a Senior Secured Revolving Credit Facility, a Senior Secured Term Loan and a Senior Unsecured Bridge Facility (the “UBS Financing”).

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 14, 2007, the Company was named as a defendant, along with Genesco, in a complaint for declaratory relief filed by UBS in the United States District Court for the Southern District of New York. UBS was seeking a declaration in the New York federal district court action that its commitment letter for the UBS Financing (the “Commitment”), which expired on April 30, 2008 (after an extension agreed to by UBS), was void and/or may properly be terminated by UBS because the Company would not be able to provide, prior to the expiration of the Commitment, a valid solvency certificate attesting to the solvency of the combined Finish Line-Genesco entity resulting from the Merger.

The trial of the issues in the Chancery Court in Nashville concluded on December 18, 2007, and the Chancery Court issued its opinion on December 27, 2007. The Chancery Court held that the Company was required to close the Merger with Genesco and use its reasonable best efforts to obtain the financing required to do so (i.e., either the UBS Financing which was the subject of the New York action, or alternative financing on terms not materially less favorable in the aggregate than the UBS Financing). Although the Chancery Court held that the deterioration in Genesco’s financial condition and operating results constituted a material adverse effect (“MAE”), it also found that Genesco’s decline in performance was due to general economic conditions and was not disproportionate to its peers. As a result, the MAE fell within one of the MAE carve-outs in the Merger Agreement and the Company was, therefore, not excused from completing the Merger based on Genesco’s decline in financial condition and operating results. The Chancery Court reserved for determination by the United States District Court for the Southern District of New York whether the merged entity would be insolvent.

On March 3, 2008, the Company entered into a Settlement Agreement with UBS and Genesco relating to the actions filed by UBS in the United States District Court for the Southern District of New York and filed by Genesco in the Chancery Court for the State of Tennessee (the “Litigation”). The parties agreed to settle the Litigation and to terminate the Merger Agreement and Commitment. As consideration for these agreements, the Company and UBS agreed to make a cash payment in the amount of $175,000,000 (of which the Company agreed to pay $39,000,000 and UBS agreed to pay $136,000,000). The Company also agreed to issue 6,518,971 shares of the Company’s Class A Common Stock (the “Shares”) to Genesco. Genesco intends to distribute the Shares to its shareholders as soon as reasonably practicable following registration of the Shares by the Company. Pursuant to the Settlement Agreement, the Company paid the $39,000,000 cash payment and delivered the Shares to Genesco on March 7, 2008. The Company filed a registration statement relating to the Shares with the Securities and Exchange Commission on April 4, 2008, which was declared effective on April 28, 2008. The Shares are expected to be distributed to Genesco shareholders on June 13, 2008.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The “Terminated merger-related costs” of $91,354,000 on the Consolidated Statements of Operations consists of $39,000,000 related to the cash payment, $27,706,000 related to the issuance of the Shares, and $24,648,000 of legal and professional fees related to the terminated merger and settlement. The Company does not expect to incur any significant ongoing costs relating to this matter.

The “Terminated merger-related liabilities” of $47,129,000 on the Consolidated Balance Sheets consists of the $39,000,000 cash payment and $8,129,000 of unpaid legal and professional fees related to the terminated merger and settlement.

3.    Discontinued Operations of Paiva

On August 27, 2007, the Board of Directors of the Company approved management’s recommendation to proceed with the closure of the Company’s Paiva stores. The Company notified affected employees of this decision on August 27, 2007. The decision to take this action resulted from a thorough assessment and analysis, which revealed the concept was not demonstrating the potential necessary to deliver an acceptable long-term return on investment. The Company closed all 15 Paiva stores and online business during the thirteen weeks ended December 1, 2007. The results of operations of Paiva have been classified in discontinued operations for all years presented. Paiva’s net assets primarily consisted of property and equipment of $12,016,000 and inventory of $1,750,000 as of March 3, 2007. The financial results of the Paiva operations, which are included in discontinued operations in the accompanying Consolidated Statements of Operations, were as follows:

	Year Ended
	March 1, 2008	March 3, 2007	February 25, 2006
	(in thousands)
Net sales	$7,230	$6,248	$—

Loss from discontinued operations	$(20,526)	$(12,509)	$(846)
Income tax benefit	8,216	4,609	330

Loss from discontinued operations, net of income tax benefit	$(12,310)	$(7,900)	$(516)

For 2008, the loss from discontinued operations of Paiva included operating losses as well as $11,528,000 related to the impairment of long-lived assets and $4,134,000 of lease expense resulting from $5,287,000 of estimated future rent payments, including estimated lease termination payments, offset by $1,153,000 of reversal of step rent and construction allowance liability previously included within “Deferred credits from landlords” on the Consolidated Balance Sheets. For 2007, the loss from discontinued operations of Paiva included operating losses as well as $3,972,000 related to the impairment of long-lived assets. For 2006, loss from discontinued operations represent operating losses only.

Based on the Company’s current estimates as of March 1, 2008, future lease payments, including estimated lease termination payments, and repayment of unamortized construction allowances are expected to result in a total cash outlay of approximately $1,574,000 and $818,000, respectively. Unamortized construction allowances are included within “Deferred credits from landlords.” The Company anticipates that all cash payments will occur within the next 12 months.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance and net activity for the estimated future lease payments, including estimated lease termination payments, which are included within “Other liabilities and accrued expenses”, are as follows (in thousands):

Lease Reserve
Balance at March 3, 2007	$—
Provision	5,287
Cash payments	(3,713)

Balance at March 1, 2008	$1,574

4.    Acquisition

As of the end of business on January 29, 2005, the Company purchased all of the outstanding capital stock of The Hang Up Shoppes, Inc. for $12,000,000 in cash. Of the $12,000,000, $1,500,000 was paid 18 months subsequent to the acquisition date (August 2006). The Hang Up Shoppes, Inc. does business under the trade name Man Alive and operated 37 stores in 9 states as of the acquisition date.

5.    Debt Agreement

At March 1, 2008, the Company had a $75,000,000 revolving credit facility (the “Credit Agreement”) that expires on February 25, 2010. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving loans by up to an additional $75,000,000. The Credit Agreement is available to be used by the Company to fund its working capital needs and for other general corporate purposes.

Approximately $895,000 in letters of credit and $6,150,000 in stand-by letters of credit were outstanding at March 1, 2008 under the Credit Agreement. No advances were outstanding under the Credit Agreement as of March 1, 2008. Accordingly, the total revolving credit availability under the Credit Agreement was $67,955,000 at March 1, 2008.

The Company’s ability to borrow monies in the future under the Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions and redemptions of common stock. In addition, the Company must maintain a minimum leverage ratio (as defined in the Credit Agreement) and minimum consolidated tangible net worth (as defined in the Credit Agreement). The Company was in compliance with all such covenants at March 1, 2008.

To maintain availability of funds under the Credit Agreement, the Company pays a commitment fee on the unused portion of the revolving credit commitments. At March 1, 2008, this commitment fee was 0.175%. Such commitment fee may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum percentage that the commitment fee could be is 0.200%.

The interest rates per annum applicable to amounts outstanding under the Credit Agreement are, at the Company’s option, either (a) the Alternate Base Rate as defined in the Credit Agreement (the “Alternate Base Rate”), or (b) the Eurodollar Base Rate as defined in the Credit Agreement (the “Eurodollar Base Rate”) plus a margin. The margin over the Eurodollar Base Rate under the Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maximum margin over the Eurodollar Base Rate under the Credit Agreement will be 1.125% per annum and the applicable margin as of March 1, 2008 was 1.000%. Interest payments under the Credit Agreement are due on the interest payment dates specified in the Credit Agreement.

6.    Leases

The Company leases retail stores under non-cancelable operating leases, which generally have lease terms ranging from five to ten years. Most of these lease arrangements do not provide for renewal periods. Many leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. In addition to rent payments, these leases generally require the Company to pay real estate taxes, insurance, maintenance and other costs. The components of rent expense incurred under these leases are as follows:

	2008	2007	2006
	(in thousands)
Base rent, net of landlord deferred credits	$89,813	$85,404	$79,326
Step rent	(571)	1,444	2,649
Contingent rent	1,647	2,916	5,575

Rent expense	$90,889	$89,764	$87,550

A schedule of future base rent payments by fiscal year for signed operating leases at March 1, 2008 with initial or remaining non-cancelable terms of one year or more is as follows:

(in thousands)
2009	$94,300
2010	83,523
2011	72,339
2012	65,029
2013	59,425
Thereafter	154,546

$529,162

This schedule of future base rent payments includes lease commitments for 7 new stores and 11 remodels that were not open as of March 1, 2008.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

The components of income taxes from continuing operations are as follows:

	2008	2007	2006
	(in thousands)
Currently payable:
Federal	$17,744	$22,754	$36,845
State	10,452	4,353	4,889

	28,196	27,107	41,734
Deferred:
Federal	(38,715)	(2,316)	(4,509)
State	(7,412)	(346)	(515)

	(46,127)	(2,662)	(5,024)

Total income tax (benefit) expense from continuing operations	$(17,931)	$24,445	$36,710

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2008	2007
	(in thousands)
Deferred tax assets:
Terminated merger-related costs	$33,645	$—
Deferred credits from landlords	24,598	25,151
Capital loss carryforward	6,579	—
Share-based compensation	3,779	2,522
Vacation accrual	1,162	1,340
Other	5,726	1,529

Total gross deferred tax assets	75,489	30,542
Less valuation allowance	(6,579)	—

Net deferred tax assets	68,910	30,542
Deferred tax liabilities:
Inventory	(13,667)	(15,481)
Property and equipment	(5,403)	(9,739)
Intangibles	(2,404)	(2,347)
Other	(752)	(228)

Total deferred tax liabilities	(22,226)	(27,795)

Net deferred tax asset	$46,684	$2,747

The valuation allowance of $6,579,000 in 2008 relates to a deferred tax asset recorded for a capital loss carryforward. In assessing the realizability of the deferred tax asset related to the capital loss, the Company considered whether it is more likely than not that the deferred tax asset relating to the capital loss will be realized. The ultimate realization of the deferred tax asset relating to the capital loss carryforward is contingent upon the future generation of capital gain income during the 5 year carryforward period. Based on the level of historical capital gain income and current estimates of future capital gain income, the Company does not believe it is more likely than not that the capital loss carryforward will be realized during the 5 year carryforward period.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate related to continuing operations varies from the statutory federal income tax rate for 2008, 2007 and 2006 due to the following:

	2008	2007	2006
Tax at statutory federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	(3.0)	2.9	2.5
Tax-exempt interest	(0.7)	(0.8)	(0.7)
Valuation allowance	8.8	—	—
Tax contingencies	3.0	1.2	0.4
Other	(0.1)	(0.5)	0.3

	(27.0)%	37.8%	37.5%

As of March 1, 2008, the Company has net operating loss carryforwards of approximately $11,624,000 for state tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2022 and 2027.

Payments of income taxes, net of refunds received, for 2008, 2007 and 2006 were $17,491,000, $13,939,000 and $37,927,000, respectively.

Uncertain Tax Positions

The Company adopted FIN 48, effective March 4, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not (i.e., a likelihood of more than fifty percent) that the position will be sustained upon examination by tax authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure recognized tax positions at the largest amount of tax benefit that is more than fifty percent likely of being realized upon ultimate settlement. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

Upon adoption of FIN 48, the Company recognized an additional $335,000 liability for unrecognized tax benefits, which was accounted for as a reduction to the Company’s opening retained earnings on March 4, 2007. Including the cumulative effect increase, at March 4, 2007, the Company had $8,643,000 of total unrecognized tax benefits, $4,612,000 of which would affect the Company’s effective tax rate if recognized in future periods. The Company also reclassified $8,643,000 of unrecognized tax benefits from Current Liabilities – Income taxes payable to Other long-term liabilities on the Consolidated Balance Sheets.

As of March 1, 2008, the Company had $16,130,000 of unrecognized tax benefits, $5,503,000 of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits, it is reasonably possible that $2,374,000 could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the Consolidated Balance Sheets in the period in which such the matter is effectively settled with the tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. In 2008, $1,278,000 of interest and penalties was included in “Income tax (benefit)

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense” on the Consolidated Statements of Operations. The Company has accrued approximately $2,664,000 for the payment of interest and penalties as of March 1, 2008.

The following table summarizes the activity related to its unrecognized tax benefits for U.S. federal and state tax jurisdictions for 2008 without interest and penalties:

2008
(in thousands)
Gross Unrecognized Tax Benefits as of March 4, 2007	$7,257
Increases in Tax Positions for Prior Years	2,475
Decreases in Tax Positions for Prior Years	(1,334)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	5,661
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(320)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(273)

Gross Unrecognized Tax Benefits as of March 1, 2008	$13,466

The Company is subject to U.S. federal income tax as well as income tax by multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through fiscal 2004 and all state and local income tax matters through fiscal 1998. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities.

8.    Retirement Plan

The Company sponsors a defined contribution profit sharing plan, which covers substantially all employees who have completed one year of service. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan also has a 401(k) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of an employee’s wages. The Company’s total expense for the plan in 2008, 2007 and 2006 amounted to $1,678,000, $2,577,000 and $2,761,000, respectively.

9.    Stock Plans

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

During February 2002, the Company awarded 210,000 options at a price equal to $0.50 which cliff vested after four years and expire ten years after the date of grant. During October 2003, the Company awarded 40,000 options at a price equal to $0.50 which cliff vest after five years and expire ten years after the date of grant. Total compensation expense recognized for these option awards was $113,000, $115,000 and $449,000 for 2008, 2007 and 2006, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated weighted-average fair value of the individual options granted during 2008, 2007 and 2006 was $3.94, $6.40 and $6.51, respectively on the date of the grant. The fair values for all years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006
Dividend yield	.66%	.76%	.66%
Volatility	36.9%	45.0%	49.8%
Risk-free interest rate	4.49%	4.67%	4.12%
Expected life	4.5 years	4.5 years	5.0 years

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

A reconciliation of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 3, 2007	2,877,232	$12.06
Granted	370,000	11.13
Exercised	(98,882)	4.60		$699,119
Forfeited	(65,680)	14.81
Expired	(257,520)	16.54

Outstanding at March 1, 2008	2,825,150	$11.73	6.1	$97,266

Exercisable at March 1, 2008	1,776,790	$10.34	5.2	$4,066

As of March 1, 2008, there was $2,423,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.6 years.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $699,000, $3,788,000 and $6,677,000, respectively.

The following table summarizes information concerning outstanding and exercisable options at March 1, 2008:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 1-$ 5	314,120	3.7	$3.54	254,120	$4.03
$ 5-$10	789,590	4.8	6.77	749,590	6.70
$10-$15	699,000	8.0	13.01	298,000	13.44
$15-$25	1,022,440	6.6	17.20	475,080	17.53

	2,825,150	6.1	$11.73	1,776,790	$10.34

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Activity

Beginning in 2006, the Company has granted certain key employees shares of the Company’s stock to be earned over time. The restricted stock was granted under the 2002 Stock Incentive Plan and generally vests over a three-year period. The Company recorded compensation expense of $2,316,000, $1,075,000 and $286,000 in 2008, 2007 and 2006, respectively; related to restricted stock.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at March 3, 2007	225,400	$15.41
Granted	354,350	11.76
Vested	(82,150)	14.29
Forfeited	(44,300)	13.11

Unvested at March 1, 2008	453,300	$12.99

As of March 1, 2008, there was $3,222,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 1.8 years. The total value of awards for which restrictions lapsed during 2008 was $232,000.

Employee Stock Purchase Plan

In 2005, the Company adopted The Finish Line, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees are able to contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85 percent of the market price on a specified date each offering period. As of March 1, 2008, 2,400,000 shares of common stock were authorized for purchase under the ESPP, of which, 92,000, 44,000, and 31,000 shares were purchased during 2008, 2007 and 2006, respectively. Prior to February 26, 2006, the Company recognized no compensation expense for the issuance of shares under the ESPP. As of February 26, 2006, in accordance with the provisions of FAS 123(R), the Company recognizes compensation expense based on the 15% discount at purchase.

10.    Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing earnings per share:

	2008	2007	2006
	(in thousands except per share amounts)
(Loss) income from continuing operations	$(48,502)	$40,264	$61,049

Basic (loss) earnings from continuing operations per share:
Weighted-average number of common shares outstanding	47,196	47,250	48,508
Basic (loss) earnings from continuing operations per share	$(1.03)	$0.85	$1.26
Diluted (loss) earnings from continuing operations per share:
Weighted-average number of common shares outstanding	47,196	47,250	48,508
Stock options and restricted stock (a)	—	551	873

Diluted weighted-average number of common shares outstanding	47,196	47,801	49,381

Diluted (loss) earnings from continuing operations per share	$(1.03)	$0.84	$1.24

(a)	The computation of diluted earnings from continuing operations per share excludes options to purchase approximately 2.9 million, 1.6 million and 0.2 million shares of common stock in 2008, 2007 and 2006, respectively, because the impact of such options would have been antidilutive.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Common Stock

At March 1, 2008, shares of the Company’s stock outstanding consisted of Class A and Class B Common Stock. Class A and Class B Common Stock have identical rights with respect to dividends and liquidation preference. However, Class A and Class B Common Stock differ with respect to voting rights, convertibility and transferability.

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

On July 22, 2004, the Company’s Board of Directors approved a stock repurchase program in which the Company was authorized to purchase on the open market or in privately negotiated transactions through December 31, 2007, up to 5,000,000 shares of the Company’s Class A Common Stock outstanding. The Company purchased 0, 1,260,017 and 1,324,600 shares at an average price of $0, $12.40 and $15.00 during 2008, 2007 and 2006, respectively. As of December 31, 2007, the expiration of the repurchase program, the Company had purchased 2,584,617 shares of its Class A Common Stock at an average price of $13.73 per share for an aggregate amount of $35,484,000. As of March 1, 2008, the Company holds as treasury shares 5,443,318 shares of its Class A Common Stock at an average price of $8.70 per share for an aggregate purchase amount of $47,354,000. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the quarter ended September 1, 2007 until further notice. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors. The Company declared dividends of $1,193,000 and $4,744,000 during 2008 and 2007, respectively. As of March 1, 2008 and March 3, 2007, dividends declared but not paid of $0 and $1,183,000, respectively, were accrued in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets.

Pursuant to the Settlement Agreement entered into with UBS and Genesco (see Note 2), the Company agreed to issue to Genesco 6,518,971 shares of the Company’s Class A Common Stock (the “Shares”). The Company delivered the Shares to Genesco on March 7, 2008. Genesco intends to distribute the Shares to its shareholders as soon as reasonably practicable following registration of the Shares by the Company. The Company filed a registration statement relating to the Shares with the Securities and Exchange Commission on April 4, 2008, which was declared effective on April 28, 2008. The Shares are expected to be distributed to Genesco shareholders on June 13, 2008.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Asset Impairment Charges

In the fourth quarter of 2008, 2007 and 2006, the Company recorded asset impairment charges totaling $5,661,000 for 26 identified under-performing stores, $3,559,000 for 14 identified under-performing stores and $2,523,000 for 12 identified under-performing stores, respectively, pursuant to FAS 144. The asset impairment review encompassed all stores open for at least two years with negative contribution and cash flows as well as stores opened less than two years which had other events or changes in circumstances that indicated the store’s assets may not be recoverable. The asset impairment charge was calculated as the difference between the carrying amount of the impaired assets and each impaired store’s estimated future discounted cash flows.

13.    Contingencies

The Company is subject from time to time to certain legal proceedings and claims in the ordinary course of conducting its business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. Other than the Genesco matter (see Note 2), the Company believes there are no pending legal proceedings in which the Company is currently involved which will have a material adverse effect on the Company’s financial position, results of operations or cash flow.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Quarterly Financial Information (Unaudited)

	Quarter Ended
	June 2, 2007		September 1, 2007		December 1, 2007		March 1, 2008
	(Dollars in thousands, except per share data)
Statement of Operations Data(b):
Net sales	$285,751	100.0%	$339,959	100.0%	$268,699	100.0%	$382,753	100.0%
Cost of sales (including occupancy costs)	208,658	73.0	238,702	70.2	198,803	74.0	259,563	67.8

Gross profit	77,093	27.0	101,257	29.8	69,896	26.0	123,190	32.2
Selling, general and administrative expenses	80,815	28.3	89,296	26.3	83,261	31.0	88,862	23.2
Terminated merger-related costs	—	—	225	0.1	9,658	3.6	81,471	21.3
Asset impairment charge	—	—	—	—	—	—	5,661	1.5

Operating (loss) income	(3,722)	(1.3)	11,736	3.4	(23,023)	(8.6)	(52,804)	(13.8)
Interest income, net	463	0.2	237	0.1	223	0.1	457	0.1

(Loss) income from continuing operations before income taxes	(3,259)	(1.1)	11,973	3.5	(22,800)	(8.5)	(52,347)	(13.7)
Income tax (benefit) expense	(659)	(0.2)	5,068	1.5	(9,035)	(3.4)	(13,305)	(3.5)

(Loss) income from continuing operations	(2,600)	(0.9)	6,905	2.0	(13,765)	(5.1)	(39,042)	(10.2)
Loss from discontinued operations, net of income tax benefit	(1,271)	(0.4)	(8,703)	(2.6)	(2,189)	(0.8)	(147)	—

Net loss	$(3,871)	(1.3)%	$(1,798)	(0.6)%	$(15,954)	(5.9)%	$(39,189)	(10.2)%

(Loss) income per diluted share:
(Loss) income from continuing operations	$(0.05)		$0.14		$(0.29)		$(0.83)
Loss from discontinued operations	(0.03)		(0.18)		(0.05)		—

Net Loss	$(0.08)		$(0.04)		$(0.34)		$(0.83)

Dividends declared per share	$0.025		$—		$—		$—

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	May 27, 2006		August 26, 2006		November 25, 2006		March 3, 2007(a)
	(Dollars in thousands, except per share data)
Statement of Operations Data(b):
Net sales	$288,740	100.0%	$337,477	100.0%	$280,025	100.0%	$425,717	100.0%
Cost of sales (including occupancy costs)	202,714	70.2	235,564	69.8	201,894	72.1	289,521	68.0

Gross profit	86,026	29.8	101,913	30.2	78,131	27.9	136,196	32.0
Selling, general and administrative expenses	78,365	27.1	84,241	25.0	80,918	28.9	91,495	21.5
Asset impairment charge	—	—	—	—	—	—	3,559	0.8

Operating income (loss)	7,661	2.7	17,672	5.2	(2,787)	(1.0)	41,142	9.7
Interest income (expense), net	735	0.2	150	—	(21)	—	157	—

Income (loss) from continuing operations before income taxes	8,396	2.9	17,822	5.2	(2,808)	(1.0)	41,299	9.7
Income tax expense (benefit)	3,205	1.1	6,793	2.0	(1,047)	(0.4)	15,494	3.6

Income (loss) from continuing operations	5,191	1.8	11,029	3.2	(1,761)	(0.6)	25,805	6.1
Loss from discontinued operations, net of income tax benefit	(835)	(0.3)	(1,108)	(0.3)	(1,219)	(0.5)	(4,738)	(1.1)

Net income (loss)	$4,356	1.5%	$9,921	2.9%	$(2,980)	(1.1)%	$21,067	5.0%

Income (loss) per diluted share:
Income (loss) from continuing operations	$0.11		$0.23		$(0.04)		$0.54
Loss from discontinued operations	(0.02)		(0.02)		(0.02)		(0.10)

Net income (loss)	$0.09		$0.21		$(0.06)		$0.44

Dividends declared per share	$0.025		$0.025		$0.025		$0.025

(a)	The Company utilizes the retail calendar for reporting. As such, the results for fiscal year 2007 represents the fifty–three week period ended March 3, 2007 and fiscal 2008 represents the fifty-two week period ended March 1, 2008. The 2007 fourth quarter consists of a fourteen-week period versus a thirteen-week period in 2008.

(b)	The financial results of Paiva, which was discontinued in 2008, are included in “loss from discontinued operations, net of income tax benefit” for all periods presented.

The Company’s merchandise is marketed during all seasons, with the highest volume of merchandise sold during the second and fourth fiscal quarters as a result of back-to-school and holiday shopping. The third fiscal quarter has traditionally had the lowest volume of merchandise sold and the lowest results of operations.

The table above sets forth quarterly operating data of the Company, including such data as a percentage of net sales, for 2008 and 2007. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

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

(d) Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Except for information disclosed in Part I, Item 4.5 under the heading “Directors and Executive Officers of the Registrant,” the information required by this Item is contained in the Company’s Proxy Statement for its Annual Shareholders Meeting (the “2008 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of March 1, 2008 and is incorporated herein by reference. The Company has a Code of Ethics policy that applies to all officers, employees and directors of the Company. It is available at the Company’s website at www.finishline.com.

Item 11—Executive Compensation

The information required by this Item is incorporated herein by reference to the 2008 Proxy Statement to be filed within 120 days of March 1, 2008, the Company’s most recent fiscal year end.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the 2008 Proxy Statement to be filed within 120 days of March 1, 2008, the Company’s most recent fiscal year end.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of March 1, 2008:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for futures issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	2,825,150	$11.73	3,386,350
Equity compensation plans not approved by shareholders	—	—	—

(1)	These shares are subject to awards made or to be made under the Company’s 1992 Employee Stock Incentive Plan, 2002 Stock Incentive Plan, Non-Employee Director Stock Option Plan and Employee Stock Purchase Plan.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the 2008 Proxy Statement to be filed within 120 days of March 1, 2008, the Company’s most recent fiscal year end.

Item 14—Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the 2008 Proxy Statement to be filed within 120 days of March 1, 2008, the Company’s most recent fiscal year end.

PART IV

Item 15—Exhibits and Financial Statement Schedules

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

(c) Exhibits

Exhibit Number	Description
2.1	Plan and Agreement of Merger between The Finish Line, Inc., a Delaware corporation and The Finish Line, Indiana Corp., an Indiana corporation.(10)

2.2	Definitive Merger Agreement with Genesco dated June 17, 2007.(27)

2.3	Amended Commitment Letter.(28)

3.1	Restated Articles of Incorporation of The Finish Line, Inc.(1)

3.2	Bylaws of The Finish Line, Inc.(9)

4.1	1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.(2)*

4.2	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(3)*

4.3	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(25)*

10.1	Form of Employment Agreement.(23)*

10.2	Form of Founders Letter.(24)*

10.3	Summary of Annual Salaries for Executives pursuant to 2006 Form of Employment Agreement.(26)*

10.4	Form of Incentive Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(15)*

10.5	Form of Non-Qualified Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(16)*

10.6	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.(18)*

10.7	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.(19)*

Exhibit Number	Description
10.8	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.(20)*

10.9	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.(21)*

10.10	Form of Incentive Stock Award Letter pursuant to the 2002 Employee Stock Incentive Plan.(22)*

10.11	Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(17)

10.12	Amended and Restated Tax Indemnification Agreement.(4)

10.13	Revolving Credit Agreement among Spike’s Holding, Inc. and The Finish Line, Inc. dated May 4, 1997.(5)

10.14	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(6)*

10.15	Amendment to Revolving Credit Agreement among Spike’s Holding, Inc., and The Finish Line, Inc. dated May 4, 1997.(7)

10.16	The Finish Line, Inc. Profit Sharing and 401(k) Plan Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account sponsored by National City Bank.(8)*

10.17	The Finish Line, Inc. Employee Stock Purchase Plan.(11)*

10.18	Credit Agreement, dated as of February 25, 2005, among The Finish Line Inc., The Finish Line Distribution, Inc., The Finish Line USA, Inc. and Finish Line Transportation Co., Inc. as borrowers, certain lenders and National City Bank of Indiana, as Agent.(12)

10.19	Subsidiary Guaranty, dated as of February 25, 2005, by Spike’s Holding, LLC in favor of the lenders named therein.(13)

10.20	Subsidiary Guaranty, dated as of March 18, 2005, by The Finish Line Man Alive, Inc. in favor of the lenders named therein.(14)

10.21	Settlement Agreement among The Finish Line, Inc., Genesco Inc., UBS Securities LLC and UBS Loan Finance LLD dated March 3, 2008.(29)

10.22	Non-Qualified Deferred Compensation Plan.(30)*

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Ernst & Young LLP (independent registered public accounting firm).

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification of Chairman and Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2004 and incorporated herein by reference.
(2)	Previously filed as Exhibit 10.6.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-62063) and incorporated herein by reference.
(3)	Previously filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 17, 2005 and incorporated herein by reference.
(4)	Previously filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1994 and incorporated herein by reference.
(5)	Previously filed as Exhibit 10.26 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended August 30, 1997 and incorporated herein by reference.

(6)	Previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999 and incorporated herein by reference.
(7)	Previously filed as Exhibit 10.29 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended November 27, 1999 and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended March 3, 2001 and incorporated herein by reference.
(9)	Previously filed as Annex 2 to Appendix 1 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(10)	Previously filed as Appendix 1 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(11)	Previously filed as Appendix 3 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(12)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 2, 2005 and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 2, 2005 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 21, 2005 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.6.2 to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.6.3 to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(17)	Previously filed as Appendix 2 to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(21)	Previously filed as Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(23)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference.
(24)	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2006 and incorporated herein by reference.
(25)	Previously filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended March 3, 2007 and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended March 3, 2007 and incorporated herein by reference.
(27)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2007 and incorporated herein by reference.
(28)	Previously filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 1, 2007 and incorporated herein by reference.
(29)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.
(30)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 1, 2008 and incorporated herein by reference.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date: May 9, 2008	By:	/s/ KEVIN S. WAMPLER
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

Date: May 9, 2008	/s/ ALAN H. COHEN
Alan H. Cohen, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	/s/ KEVIN S. WAMPLER
Kevin S. Wampler, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 9, 2008	/s/ DAVID I. KLAPPER
David I. Klapper, Senior Executive Vice President and Director

Date: May 9, 2008	/s/ LARRY J. SABLOSKY
Larry J. Sablosky, Senior Executive Vice President and Director

Date: May 9, 2008	/s/ JEFFREY H. SMULYAN
Jeffrey H. Smulyan, Director

Date: May 9, 2008	/s/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date: May 9, 2008	/s/ BILL KIRKENDALL
Bill Kirkendall, Director

Date: May 9, 2008	/s/ WILLIAM CARMICHAEL
William Carmichael, Director

Date: May 9, 2008	/s/ CATHERINE LANGHAM
Catherine Langham, Director

Exhibit Index

Exhibit Number	Description
21	Subsidiaries of The Finish Line, Inc.

23	Consent of Ernst & Young LLP (independent registered public accounting firm).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.