Form 10-Q
period 2008-05-31
FINISH LINE INC /IN/
filed 2008-06-26
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Shares of common stock outstanding at June 20, 2008:

Class A	49,701,097
Class B	5,141,336

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31, 2008	June 2, 2007	March 1, 2008
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,992	$33,050	$72,901
Accounts receivable, net	4,420	7,422	7,746
Merchandise inventories, net	281,217	308,097	268,333
Income taxes recoverable	35,811	4,499	—
Deferred income taxes	—	—	16,992
Other	15,383	17,258	15,835

Total current assets	376,823	370,326	381,807

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,435	41,910	41,429
Leasehold improvements	275,085	285,195	274,249
Furniture, fixtures and equipment	114,542	113,809	113,995
Construction in progress	2,604	4,866	2,842

	435,223	447,337	434,072
Less accumulated depreciation	222,283	198,580	216,238

	212,940	248,757	217,834

Deferred income taxes	30,951	19,187	29,692
Goodwill	5,964	5,964	5,964
Other assets, net	7,703	7,938	7,750

Total assets	$634,381	$652,172	$643,047

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 31, 2008	June 2, 2007	March 1, 2008
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,006	$87,937	$63,768
Terminated merger-related liabilities	269	—	47,129
Employee compensation	12,533	11,129	10,159
Accrued property and sales tax	7,640	6,174	8,100
Income taxes payable	—	—	1,734
Deferred income taxes	19,182	10,337	—
Other liabilities and accrued expenses	14,804	15,667	16,170

Total current liabilities	137,434	131,244	147,060

Deferred credits from landlords	58,208	65,481	59,642
Other long-term liabilities	15,819	9,183	15,479

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized – 100,000
Shares issued – (May 31, 2008 – 54,168; June 2, 2007 – 47,649; March 1, 2008 – 47,649)
Shares outstanding – (May 31, 2008 – 48,750; June 2, 2007 – 42,116; March 1, 2008 – 42,206)	542	476	476
Class B:
Shares authorized – 10,000
Shares issued and outstanding – 5,141	52	52	52
Additional paid-in capital	183,765	151,619	182,756
Retained earnings	285,803	341,876	284,936
Treasury stock – (May 31, 2008 – 5,418; June 2, 2007 – 5,533; March 1, 2008 – 5,443)	(47,242)	(47,759)	(47,354)

Total shareholders’ equity	422,920	446,264	420,866

Total liabilities and shareholders’ equity	$634,381	$652,172	$643,047

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 31, 2008	June 2, 2007
Net sales	$287,939	$285,751
Cost of sales (including occupancy costs)	204,812	208,658

Gross profit	83,127	77,093
Selling, general and administrative expenses	81,427	80,815

Operating income (loss)	1,700	(3,722)
Interest income, net	255	463

Income (loss) from continuing operations before income taxes	1,955	(3,259)
Income tax expense (benefit)	1,090	(659)

Income (loss) from continuing operations	865	(2,600)
Income (loss) from discontinued operations, net of income taxes	3	(1,271)

Net income (loss)	$868	$(3,871)

Income (loss) per basic share:
Income (loss) from continuing operations	$0.02	$(0.05)
Income (loss) from discontinued operations	—	(0.03)

Net income (loss)	$0.02	$(0.08)

Basic weighted average shares	53,523	47,135

Income (loss) per diluted share:
Income (loss) from continuing operations	$0.02	$(0.05)
Income (loss) from discontinued operations	—	(0.03)

Net income (loss)	$0.02	$(0.08)

Diluted weighted average shares	53,895	47,135

Dividends declared per share	$—	$.025

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - (Unaudited)

	Thirteen Weeks Ended
	May 31, 2008	June 2, 2007
OPERATING ACTIVITIES:
Net income (loss)	$868	$(3,871)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,677	10,585
Deferred income taxes	34,915	(6,103)
Share-based compensation	1,082	1,588
(Gain) loss on disposal of property and equipment	(101)	61
Excess tax benefits from share-based compensation	—	(151)
Changes in operating assets and liabilities:
Accounts receivable	3,326	5,423
Merchandise inventories	(12,884)	(20,797)
Other current assets	452	108
Accounts payable	19,238	4,311
Employee compensation	2,374	2,511
Accrued income taxes payable/recoverable	(37,233)	(10,850)
Terminated merger-related liabilities	(46,860)	—
Other liabilities and accrued expenses	(1,821)	(1,291)
Deferred credits from landlords	(1,434)	1,009

Net cash used in operating activities	(28,401)	(17,467)

INVESTING ACTIVITIES:
Additions to property and equipment	(5,096)	(11,990)
Proceeds from disposals of property and equipment	484	125
Purchases of available-for-sale marketable securities	—	(53,125)
Proceeds from sale of available-for-sale marketable securities	—	53,125

Net cash used in investing activities	(4,612)	(11,865)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	5,000	1,800
Repayments on short-term borrowings	(5,000)	(1,800)
Dividends paid to shareholders	—	(1,183)
Proceeds from issuance of common stock	104	550
Excess tax benefits from share-based compensation	—	151

Net cash provided by (used in) financing activities	104	(482)

Net decrease in cash and cash equivalents	(32,909)	(29,814)
Cash and cash equivalents at beginning of period	72,901	62,864

Cash and cash equivalents at end of period	$39,992	$33,050

See accompanying notes.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of The Finish Line, Inc., along with its wholly-owned subsidiaries, (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included.

The Company has experienced, and expects to continue to experience, significant variability in sales and net (loss) income from reporting period to reporting period. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 1, 2008 (“fiscal 2008”).

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

On March 3, 2008, the Company entered into a Settlement Agreement with UBS and Genesco relating to the actions filed by UBS in the United States District Court for the Southern District of New York and filed by Genesco in the Chancery Court for the State of Tennessee (the “Litigation”). The parties agreed to settle the Litigation and to terminate the Merger Agreement and Commitment. As consideration for these agreements, the Company and UBS agreed to make a cash payment in the amount of $175,000,000 (of which the Company agreed to pay $39,000,000 and UBS agreed to pay $136,000,000). The Company also agreed to issue 6,518,971 shares of the Company’s Class A Common Stock (the “Shares”) to Genesco. Pursuant to the Settlement Agreement, the Company paid the $39,000,000 cash payment and delivered the Shares to Genesco on March 7, 2008. The Company filed a registration statement relating to the Shares with the Securities and Exchange Commission on April 4, 2008, which was declared effective on April 28, 2008. Genesco delivered the Shares to Genesco shareholders on June 13, 2008. The Company does not expect to incur any significant ongoing costs relating to this matter.

The “Terminated merger-related liabilities” of $47,129,000 on the Consolidated Balance Sheets as of March 1, 2008, consisted of the $39,000,000 cash payment and $8,129,000 of unpaid legal and professional fees related to the terminated merger and settlement. As of May 31, 2008, the Terminated merger-related liabilities consisted of unpaid legal and professional fees of $269,000 related to the terminated merger and settlement.

3.	Discontinued Operations of Paiva

On August 27, 2007, the Board of Directors of the Company approved management’s recommendation to proceed with the closure of the Company’s Paiva stores. The decision to take this action resulted from a thorough assessment and analysis, which revealed the concept was not demonstrating the potential necessary to deliver an acceptable long-term return on investment. The Company closed all 15 Paiva stores and online business during the thirteen weeks ended December 1, 2007. The results of operations of Paiva have been classified in discontinued operations for all periods presented. Paiva’s net assets primarily consisted of property and equipment of $11,843,000 and inventory of $2,231,000 as of June 2, 2007. The financial results of the Paiva operations, which are included in discontinued operations in the accompanying Consolidated Statements of Operations, were as follows (in thousands):

	Thirteen weeks ended
	May 31, 2008	June 2, 2007
	(unaudited)
Net sales	$—	$2,581

Income (loss) from discontinued operations	$5	$(1,946)
Income tax expense (benefit)	2	(675)

Income (loss) from discontinued operations, net of income tax	$3	$(1,271)

Based on the Company’s current estimates as of May 31, 2008, future lease payments, including estimated lease termination payments, and repayment of unamortized construction allowances are expected to result in a total cash outlay of approximately $869,000 and $699,000, respectively. Unamortized construction allowances are included within “Deferred credits from landlords.” The Company anticipates that all cash payments will occur within the next 9 months.

The balance and net activity for the estimated future lease payments, including estimated lease termination payments, which are included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Lease Reserve
(unaudited)
Balance at March 1, 2008	$1,574
Provision	—
Cash payments	(705)

Balance at May 31, 2008	$869

4.	Fair Value Measurements

On March 2, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under FAS 157, fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. FAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The Company has cash equivalents of short-term money market funds backed by U.S. Treasury securities. The Primary objective of our short-term investment activities is to preserve our capital for the purpose of funding operations and we do not enter into short-term investments for trading or speculative purposes. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency. The adoption of FAS 157 did not have an impact on the Company’s results of operations, financial condition or liquidity.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amended FAS 157 to exclude from its scope SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amended FAS 157 to defer the effective date of FAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008 (fiscal 2010), except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. These include goodwill, other nonamortizable intangible assets, asset retirement obligations and liabilities recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company is currently assessing the impact of FAS 157 on its non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis, however does not expect it to have a significant impact on the Company’s results of operations, financial condition or liquidity.

5.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is applied prospectively upon adoption. The Company did not elect fair value treatment for any assets or liabilities under FAS 159 as of March 2, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. FAS 162 is not expected to have an impact on the Company’s financial statements.

6.	Common Stock

Pursuant to the Settlement Agreement entered into with UBS and Genesco (see Note 2), the Company issued 6,518,971 shares of the Company’s Class A Common Stock (the “Shares”) to Genesco on March 7, 2008. The Company filed a registration statement relating to the Shares with the Securities and Exchange Commission on April 4, 2008, which was declared effective on April 28, 2008. Genesco distributed the Shares to Genesco shareholders on June 13, 2008.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. The Company decided to suspend future quarterly dividends beginning with the thirteen weeks ended September 1, 2007 until further notice. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs; product demand and market acceptance risks; the effect of economic conditions; the effect of competitive products and pricing; the availability of products; management of growth; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended March 1, 2008 (fiscal 2008). Unless otherwise noted, all amounts reflect the results of the Company’s continuing operations and therefore Paiva store information and results have been excluded from the following information.

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Thirteen weeks ended
	May 31, 2008	June 2, 2007
Number of Stores:
Finish Line
Beginning of period	697	690
Opened	4	6
Closed	(1)	(1)

End of period	700	695

Man Alive
Beginning of period	94	86
Opened	—	7
Closed	—	—

End of period	94	93

Total
Beginning of period	791	776
Opened	4	13
Closed	(1)	(1)

End of period	794	788

	May 31, 2008	June 2, 2007
Square feet information as of:
Finish Line
Square feet	3,848,242	3,860,527
Average store size	5,497	5,555
Man Alive
Square feet	326,407	319,478
Average store size	3,472	3,435
Total
Square feet	4,174,649	4,180,005

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	May 31, 2008		June 2, 2007
	(Unaudited)		(Unaudited)
Footwear	$236,211	82%	$232,318	81%
Softgoods	51,728	18%	53,433	19%

Total	$287,939	100%	$285,751	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended
	May 31, 2008	June 2, 2007
	(Unaudited)
Net sales	100.0%	100.0%
Cost of sales (including occupancy costs)	71.1	73.0

Gross profit	28.9	27.0
Selling, general and administrative expenses	28.3	28.3

Operating income (loss)	0.6	(1.3)
Interest income, net	0.1	0.2

Income (loss) from continuing operations before income taxes	0.7	(1.1)
Income tax expense (benefit)	0.4	(0.2)

Income (loss) from continuing operations	0.3	(0.9)
Income (loss) from discontinued operations, net of income taxes	—	(0.4)

Net income (loss)	0.3%	(1.3)%

THIRTEEN WEEKS ENDED MAY 31, 2008 COMPARED TO THIRTEEN WEEKS ENDED JUNE 2, 2007

Consolidated net sales increased 0.8% to $287.9 million for the thirteen weeks ended May 31, 2008 from $285.8 million for the thirteen weeks ended June 2, 2007. The increase was attributable to a comparable store net sales increase of 1.2% for the thirteen weeks ended May 31, 2008, a $3.6 million increase from 20 new stores opened subsequent to June 2, 2007, a $1.0 million increase in net sales from existing stores that were open only part of the thirteen weeks ended June 2, 2007, offset partially by reduced sales of $5.6 million from 14 closed stores along with down time and reduced square footage related to remodeled/relocated stores. The 1.2% increase in comparable store net sales was attributable to a 1.6% increase for Finish Line stores offset partially by a 7.1% decrease for Man Alive stores. Comparable footwear net sales for the thirteen weeks ended May 31, 2008 increased 2.4% while comparable softgoods net sales decreased 4.2% for the comparable period. The 2.4% increase in comparable footwear net sales is primarily due to a 4.8% increase in average selling price for footwear at Finish Line stores. The 4.2% decrease in comparable softgoods net sales was driven by management’s plan to reduce softgoods inventory levels and focus on increasing inventory turns and gross profit in softgoods, which the Company achieved during the thirteen weeks ended May 31, 2008 as gross profit dollars from softgoods were higher than the thirteen weeks ended June 2, 2007 and softgoods inventory at May 31, 2008 were down 13% per square foot compared to June 2, 2007.

Gross profit for the thirteen weeks ended May 31, 2008 was $83.1 million, an increase of $6.0 million (7.8%) from $77.1 million for the thirteen weeks ended June 2, 2007. During this same period, gross profit increased to 28.9% of net sales versus 27.0% for the prior year. The 1.9% increase as a percentage of net sales was due to a 2.0% increase in margin for product sold partially offset by a 0.1% increase in occupancy costs as a percentage of net sales. The 2.0% increase in product margin is primarily a result of being less promotional as the Company’s aged inventory, inventory mix and inventory turns continue to improve as we focus on premium product.

Selling, general and administrative expenses were $81.4 million (28.3% of net sales) for the thirteen weeks ended May 31, 2008 compared to $80.8 million (28.3% of net sales) for the thirteen weeks ended June 2, 2007.

Net interest income was $0.3 million (0.1% of net sales) for the thirteen-week period ended May 31, 2008 compared to $0.5 million (0.2% of net sales) for the thirteen weeks ended June 2, 2007. The decrease of $0.2 million was due primarily to lower earned interest rates on invested balances during the thirteen weeks ended May 31, 2008 compared to the thirteen weeks ended June 2, 2007.

The Company’s income tax expense was $1.1 million for the thirteen weeks ended May 31, 2008 compared to an income tax benefit of $0.7 million for the thirteen weeks ended June 2, 2007. The $1.8 million change was due to income from continuing operations before income taxes of $2.0 million for the thirteen weeks ended May 31, 2008 compared to loss from continuing operations before income taxes of $3.3 million for the thirteen weeks ended June 2, 2007. This was offset partially by a decrease in the state tax expense recorded in the thirteen weeks ended May 31, 2008 compared to the thirteen weeks ended June 2, 2007 related to income tax contingencies pursuant to Financial Accounting Standards Board Interpretation No. 48, “Accounting for Income Taxes” and certain state tax rate changes. The Company expects its effective tax rate to approximate 39.0% for the remaining quarters of fiscal 2009.

Income from continuing operations for the thirteen weeks ended May 31, 2008 was $0.9 million compared to a loss from continuing operations of $2.6 million for the thirteen weeks ended June 2, 2007. Income from continuing operations per diluted share was $0.02 for the thirteen weeks ended May 31, 2008 compared to a loss from continuing operations per diluted share of $(0.05) for the thirteen weeks ended June 2, 2007. Diluted weighted average shares outstanding were 53.9 million and 47.1 million for the thirteen weeks ended May 31, 2008 and June 2, 2007, respectively. Diluted shares outstanding for the thirteen weeks ended May 31, 2008 include the impact of the 6.5 million shares issued to Genesco related to the Settlement Agreement (see Note 2 to the Consolidated Financial Statements).

Liquidity and Capital Resources

The Company used net cash of $28.4 million in its operating activities during the thirteen weeks ended May 31, 2008 as compared to $17.5 million used during the thirteen weeks ended June 2, 2007. Included in the $28.4 million was $39.0 million paid for the cash portion of the Settlement Agreement (see Note 2 to the Consolidated Financial Statements).

Consolidated merchandise inventories were $281.2 million at May 31, 2008 compared to $268.3 million at March 1, 2008 and $308.1 at June 2, 2007. On a comparable per square foot basis, consolidated merchandise inventories decreased 7.7% at May 31, 2008 compared to June 2, 2007 (Finish Line decreased 6.9%), and were 5.0% higher than at March 1, 2008.

The Company’s working capital was $239.4 million at May 31, 2008, which was a $4.7 million increase from $234.7 million at March 1, 2008.

The Company used net cash in its investing activities of $4.6 million for the thirteen weeks ended May 31, 2008 compared to net cash used in investing activities of $11.9 million for the thirteen weeks ended June 2, 2007. The $4.6 million used in the thirteen weeks ended May 31, 2008 was primarily used for constructing new stores and remodeling existing stores.

At May 31, 2008, the Company had cash and cash equivalents of $40.0 million, no marketable securities and no interest bearing debt. Cash equivalents are primarily invested in U.S. treasury instruments with daily liquidity.

For the year ending February 28, 2009, the Company currently plans to open approximately 8 to 11 Finish Line stores (4 opened during the thirteen weeks ended May 31, 2008), as well as remodel approximately 14 to 17 existing Finish Line stores (8 remodeled during the thirteen weeks ended May 31, 2008). In addition, the Company has various other corporate capital and technology projects. The Company expects capital expenditures for the current fiscal year to approximate $19.0 to $23.0 million. Management believes that cash on hand, operating cash flow and the Company’s existing $75.0 million bank facility, which expires on February 25, 2010, will provide sufficient capital to complete the Company’s current store expansion program and to satisfy the Company’s working capital requirements in the foreseeable future.

Pursuant to the Settlement Agreement entered into with UBS and Genesco (see Note 2 to the Consolidated Financial Statements), the Company issued 6,518,971 shares of the Company’s Class A Common Stock (the “Shares”) to Genesco on March 7, 2008. The Company filed a registration statement relating to the Shares with the Securities and Exchange Commission on April 4, 2008, which was declared effective on April 28, 2008. Genesco distributed the Shares to Genesco shareholders on June 13, 2008.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. The Company decided to suspend future quarterly dividends beginning with the thirteen weeks ended September 1, 2007 until further notice. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

Contractual Obligations

The Company’s contractual obligations primarily consist of long-term debt, operating leases, and purchase orders for merchandise inventory. There have been no significant changes to the Company’s contractual obligations identified in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008, other than the payment on March 7, 2008 of $39.0 million pursuant to the Settlement Agreement to Genesco and those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and additional operating leases entered into due to store openings).

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

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk associated with interest rates as of March 1, 2008 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008. For the thirteen weeks ended May 31, 2008, there has been no significant change in related market risk factors.

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008. There has been no significant change to identified risk factors for the thirteen weeks ended May 31, 2008.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a)	Exhibits

10.1	Amendment effective as of May 30, 2008, to the Credit Agreement, dated as of February 25, 2005, among The Finish Line, Inc., The Finish Line Distribution, Inc., The Finish Line USA, Inc. and Finish Line Transportation Co., Inc. as borrowers, certain lenders and National City Bank of Indiana, as Agent

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a–14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: June 26, 2008	By: /s/ Kevin S. Wampler
Kevin S. Wampler Executive Vice President-Chief Financial Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description

10.1	Amendment effective as of May 30, 2008, to the Credit Agreement, dated as of February 25, 2005, among The Finish Line, Inc., The Finish Line Distribution, Inc., The Finish Line USA, Inc. and Finish Line Transportation Co., Inc. as borrowers, certain lenders and National City Bank of Indiana, as Agent

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002