Form 10-Q
period 2008-08-30
FINISH LINE INC /IN/
filed 2008-09-26
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at September 19, 2008:

Class A	50,583,854
Class B	4,303,296

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 30, 2008	September 1, 2007	March 1, 2008
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,035	$34,182	$72,901
Accounts receivable, net	5,192	8,025	7,746
Merchandise inventories, net	269,881	303,631	268,333
Income taxes recoverable	27,261	4,070	—
Deferred income taxes	—	—	16,992
Other	15,041	18,029	15,835

Total current assets	382,410	367,937	381,807

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,453	41,408	41,429
Leasehold improvements	275,925	280,573	274,249
Furniture, fixtures and equipment	115,072	111,582	113,995
Construction in progress	1,684	3,920	2,842

	435,691	439,040	434,072
Less accumulated depreciation	228,972	204,936	216,238

	206,719	234,104	217,834

Deferred income taxes	30,022	19,931	29,692
Goodwill	5,964	5,964	5,964
Other assets, net	7,695	7,868	7,750

Total assets	$632,810	$635,804	$643,047

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 30, 2008	September 1, 2007	March 1, 2008
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,005	$75,799	$63,768
Terminated merger-related liabilities	218	—	47,129
Employee compensation	11,658	8,989	10,159
Accrued property and sales tax	10,217	7,984	8,100
Income taxes payable	—	—	1,734
Deferred income taxes	18,583	8,977	—
Other liabilities and accrued expenses	16,269	14,737	16,170

Total current liabilities	125,950	116,486	147,060

Deferred credits from landlords	56,354	64,071	59,642
Other long-term liabilities	14,957	9,229	15,479

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—(August 30, 2008 – 55,006; September 1, 2007 – 47,649; March 1, 2008 – 47,649)

Shares outstanding—(August 30, 2008 – 49,609; September 1, 2007 – 42,135; March 1, 2008 – 42,206)	550	476	476

Class B:
Shares authorized—10,000
Shares issued and outstanding—(August 30, 2008 – 4,303; September 1, 2007 – 5,141; March 1, 2008 – 5,141)	43	52	52
Additional paid-in capital	184,854	153,085	182,756
Retained earnings	297,252	340,079	284,936
Treasury stock—(August 30, 2008 – 5,397; September 1, 2007 – 5,514; March 1, 2008 – 5,443)	(47,150)	(47,674)	(47,354)

Total shareholders’ equity	435,549	446,018	420,866

Total liabilities and shareholders’ equity	$632,810	$635,804	$643,047

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Net sales	$353,312	$339,959	$641,251	$625,710
Cost of sales (including occupancy costs)	242,600	238,702	447,412	447,360

Gross profit	110,712	101,257	193,839	178,350
Selling, general and administrative expenses	89,260	89,296	170,649	170,111
Terminated merger-related costs	45	225	83	225

Operating income	21,407	11,736	23,107	8,014
Interest income, net	244	237	499	700

Income from continuing operations before income taxes	21,651	11,973	23,606	8,714
Income tax expense	8,431	5,068	9,521	4,409

Income from continuing operations	13,220	6,905	14,085	4,305
Loss from discontinued operations, net of income taxes	(126)	(8,703)	(123)	(9,974)

Net income (loss)	$13,094	$(1,798)	$13,962	$(5,669)

Income (loss) per basic share:
Income from continuing operations	$0.24	$0.14	$0.26	$0 .09
Loss from discontinued operations	—	(0.18)	—	(0.21)

Net income (loss)	$0.24	$(0.04)	$0.26	$(0.12)

Basic weighted average shares	53,902	47,188	53,712	47,162

Income (loss) per diluted share:
Income from continuing operations	$0.24	$0.14	$0.26	$0.09
Loss from discontinued operations	—	(0.18)	—	(0.21)

Net income (loss)	$0.24	$(0.04)	$0.26	$(0.12)

Diluted weighted average shares	54,764	47,188	54,330	47,162

Dividends declared per share	$0.030	$—	$0.030	$0.025

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)—(Unaudited)

	Twenty-Six Weeks Ended
	August 30, 2008	September 1, 2007
OPERATING ACTIVITIES:
Net income (loss)	$13,962	$(5,669)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Asset impairment	—	11,527
Depreciation and amortization	19,387	21,244
Deferred income taxes	35,245	(8,207)
Share-based compensation	2,191	3,206
Loss on disposal of property and equipment	471	507
Excess tax benefits from share-based compensation	(11)	(158)
Changes in operating assets and liabilities:
Accounts receivable, net	2,554	4,820
Merchandise inventories, net	(1,548)	(16,331)
Other current assets	794	(662)
Accounts payable	5,237	(7,827)
Employee compensation	1,499	371
Accrued income taxes payable/recoverable	(29,603)	(10,579)
Terminated merger-related liabilities	(46,911)	—
Other liabilities and accrued expenses	570	781
Deferred credits from landlords	(3,288)	(401)

Net cash provided by (used in) operating activities	549	(7,378)

INVESTING ACTIVITIES:
Additions to property and equipment	(9,171)	(19,919)
Proceeds from disposals of property and equipment	569	145
Purchases of available-for-sale marketable securities	—	(58,750)
Proceeds from sale of available-for-sale marketable securities	—	58,750

Net cash used in investing activities	(8,602)	(19,774)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	5,000	1,800
Repayments on short-term borrowings	(5,000)	(1,800)
Dividends paid to shareholders	—	(2,376)
Proceeds from issuance of common stock	176	688
Excess tax benefits from share-based compensation	11	158

Net cash provided by (used in) financing activities	187	(1,530)
Net decrease in cash and cash equivalents	(7,866)	(28,682)
Cash and cash equivalents at beginning of period	72,901	62,864

Cash and cash equivalents at end of period	$65,035	$34,182

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

The Company has experienced, and expects to continue to experience, significant variability in sales and net income (loss) from reporting period to reporting period. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

The “Terminated merger-related liabilities” of $47,129,000 on the Consolidated Balance Sheets as of March 1, 2008, consisted of the $39,000,000 cash payment and $8,129,000 of unpaid legal and professional fees related to the terminated merger and settlement. As of August 30, 2008, the “Terminated merger-related liabilities” consisted of unpaid legal and professional fees of $218,000 related to the terminated merger and settlement.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
	(unaudited)		(unaudited)
Net sales	$—	$3,007	$—	$5,588

Loss from discontinued operations	$(206)	$(14,745)	$(201)	$(16,691)
Income tax benefit	(80)	(6,042)	(78)	(6,717)

Loss from discontinued operations, net of income tax	$(126)	$(8,703)	$(123)	$(9,974)

For the thirteen and twenty-six weeks ended September 1, 2007, the loss from discontinued operations of Paiva included operating losses as well as $11,527,000 related to impairment of long-lived assets, $936,000 of lease related expenses for leases terminated, and $600,000 of inventory write-downs.

Based on the Company’s current estimates as of August 30, 2008, future lease payments, including estimated lease termination payments, and repayment of unamortized construction allowances are expected to result in a total cash outlay of approximately $639,000 and $699,000, respectively. Unamortized construction allowances are included within “Deferred credits from landlords.” The Company anticipates that all cash payments will occur within the next 4 months.

The balance and net activity for the estimated future lease payments, including estimated lease termination payments, which are included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Lease Reserve
(unaudited)
Balance at March 1, 2008	$1,574
Provision	194
Cash payments	(1,129)

Balance at August 30, 2008	$639

4.	Fair Value Measurements

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

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amended FAS 157 to exclude from its scope SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amended FAS 157 to defer the effective date of FAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company), except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. These include goodwill, other nonamortizable intangible assets, asset retirement obligations and liabilities recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company is currently assessing the impact of FAS 157 on its non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis, however does not expect it to have a significant impact on the Company’s results of operations, financial condition or liquidity.

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

In May 2008, the FASB staff revisited Emerging Issues Task Force (“EITF”) issue No. 03-6 and issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-01 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years with early adoption prohibited. The Company has not yet determined the impact if any, that FSP EITF 03-6-1 may have on its results of operations and financial position.

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

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. The Company suspended future quarterly dividends beginning with the thirteen weeks ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. The cash dividend of $1,646,000 was paid on September 15, 2008 to shareholders of record on August 29, 2008 and was accrued at August 30, 2008 in “Other liabilities and accrued expenses.”

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5 million shares of the Company’s Class A common stock, or approximately 9% of the aggregate Class A and Class B common stock outstanding. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. The Company believes that adoption of the repurchase program could be a viable use of excess cash. Such purchases, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash. The Company did not purchase any shares under the new stock repurchase program during the thirteen weeks ended August 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs; product demand and market acceptance risks; the effect of economic conditions including conditions resulting from the current turmoil in the financial services industry and depressed demand in the housing market; the effect of competitive products and pricing; the availability of products; management of growth; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Number of Stores:	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
Finish Line
Beginning of period	700	695	697	690
Opened	2	5	6	11
Closed	(5)	(3)	(6)	(4)

End of period	697	697	697	697

Man Alive
Beginning of period	94	93	94	86
Opened	—	3	—	10
Closed	—	(1)	—	(1)

End of period	94	95	94	95

Total
Beginning of period	794	788	791	776
Opened	2	8	6	21
Closed	(5)	(4)	(6)	(5)

End of period	791	792	791	792

	August 30, 2008	September 1, 2007
Square feet information as of:
Finish Line
Square feet	3,815,597	3,861,838
Average store size	5,474	5,541
Man Alive
Square feet	326,407	326,336
Average store size	3,472	3,435
Total
Square feet	4,142,004	4,188,174

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	August 30, 2008 (unaudited)		September 1, 2007 (unaudited)
Footwear	$294,133	83%	$279,302	82%
Softgoods	59,179	17%	60,657	18%

Total	$353,312	100%	$339,959	100%

	Twenty-Six Weeks Ended
Category	August 30, 2008 (unaudited)		September 1, 2007 (unaudited)
Footwear	$530,344	83%	$511,620	82%
Softgoods	110,907	17%	114,090	18%

Total	$641,251	100%	$625,710	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below. All amounts reflect the results of the Company’s continuing operations unless otherwise noted.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	68.7	70.2	69.8	71.5

Gross profit	31.3	29.8	30.2	28.5
Selling, general and administrative expenses	25.3	26.3	26.6	27.2
Terminated merger-related costs	—	0.1	—	—

Operating income	6.0	3.4	3.6	1.3
Interest income, net	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	6.1	3.5	3.7	1.4
Income tax expense	2.4	1.5	1.5	0.7

Income from continuing operations	3.7%	2.0%	2.2%	0.7%

THIRTEEN WEEKS ENDED AUGUST 30, 2008 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 1, 2007

Consolidated net sales increased 3.9% to $353.3 million for the thirteen weeks ended August 30, 2008 from $340.0 million for the thirteen weeks ended September 1, 2007. The increase was attributable to a comparable store net sales increase of 4.7% for the thirteen weeks ended August 30, 2008 offset partially by reduced sales of closed stores along with down time and reduced square footage related to remodeled/relocated stores. The 4.7% increase in comparable store net sales was attributable to a 4.9% increase for Finish Line stores and a 1.3% increase for Man Alive stores. Comparable footwear net sales for the thirteen weeks ended August 30, 2008 increased 6.1% while comparable softgoods net sales decreased 1.6% for the comparable period. The 6.1% increase in comparable footwear net sales is primarily due to a 10.6% increase in average selling price for footwear at Finish Line stores offset partially by a 4.3% reduction in the units of footwear sold for the thirteen weeks ended August 30, 2008 compared to the thirteen weeks ended September 1, 2007. The 1.6% decrease in comparable softgoods net sales was attributable to a 10.0% increase in Man Alive comparable softgoods net sales and a 5.4% decrease in Finish Line comparable softgoods net sales. The 10.0% increase in softgoods at Man Alive was primarily attributable to the transition in product assortment from hip-hop apparel to street wear offerings and a key item strategy including graphic t-shirts and a denim selection. Finish Line’s decrease of 5.4% in softgoods is primarily the result of management’s plan to reduce softgoods inventory levels and focus on increasing inventory turns and the return on investment.

Gross profit for the thirteen weeks ended August 30, 2008 was $110.7 million, an increase of $9.4 million (9.3%) from $101.3 million for the thirteen weeks ended September 1, 2007. During this same period, gross profit increased to 31.3% of net sales versus 29.8% for the prior year. The 1.5% increase as a percentage of net sales was due to a 1.0% increase in margin for product sold, a 0.1% decrease in shrink and a 0.4% decrease in occupancy costs as a percentage of net sales. The 1.0% increase in product margin is primarily a result of being less promotional as the Company’s aged inventory, inventory mix and inventory turns continue to improve as we focus on premium product. The 0.4% decrease in occupancy costs as a percentage of net sales was a result of leveraging due to positive comparable store net sales of 4.7%.

Selling, general and administrative expenses were $89.3 million (25.3% of net sales) for the thirteen weeks ended August 30, 2008 compared to $89.3 million (26.3% of net sales) for the thirteen weeks ended September 1, 2007. The 1.0% decrease as a percentage of net sales was due primarily to a decrease in advertising, depreciation and freight expense of 0.5%, 0.3%, and 0.3% as a percentage of net sales, respectively, from expense reduction initiatives.

Net interest income was $0.2 million (0.1% of net sales) for the thirteen-week periods ended August 30, 2008 and September 1, 2007.

The Company’s income tax expense was $8.4 million for the thirteen weeks ended August 30, 2008 compared to an income tax expense of $5.1 million for the thirteen weeks ended September 1, 2007. The $3.3 million change was primarily due to income from continuing operations before income taxes of $21.7 million for the thirteen weeks ended August 30, 2008 compared to income from continuing operations before income taxes of $12.0 million for the thirteen weeks ended September 1, 2007.

Income from continuing operations for the thirteen weeks ended August 30, 2008 was $13.2 million compared to income from continuing operations of $6.9 million for the thirteen weeks ended September 1, 2007. Income from continuing operations per diluted share was $0.24 for the thirteen weeks ended August 30, 2008 compared to income from continuing operations per diluted share of $0.14 for the thirteen weeks ended September 1, 2007. Diluted weighted average shares outstanding were 54.8 million and 47.2 million for the thirteen weeks ended August 30, 2008 and September 1, 2007, respectively. The 7.6 million increase in diluted weighted average shares outstanding is primarily related to the issuance of 6.5 million shares to Genesco on March 7, 2008 pursuant to the Settlement Agreement entered into with UBS and Genesco.

TWENTY-SIX WEEKS ENDED AUGUST 30, 2008 COMPARED TO TWENTY-SIX WEEKS ENDED SEPTEMBER 1, 2007

Consolidated net sales increased 2.5% ($15.6 million) to $641.3 million for the twenty-six weeks ended August 30, 2008 from $625.7 million for the twenty-six weeks ended September 1, 2007. Of this increase, $5.3 million was attributable to sales from 14 stores that were not open during the twenty-six weeks of last year, a $2.9 million increase in net sales from existing stores open only part of the first twenty-six weeks of last year, and a comparable store net sales increase of 3.1% for the twenty-six weeks ended August 30, 2008. The consolidated net sales increase was partially offset by reduced sales from 14 closed stores since the twenty-six weeks ended September 1, 2007 along with down time and reduced square footage related to remodeled/relocated stores. The 3.1% increase in comparable store net sales was attributable to a 3.4% increase for Finish Line stores partially offset by a 2.7% decrease for Man Alive stores. Comparable footwear net sales for the twenty-six weeks ended August 30, 2008 increased 4.4% while comparable softgoods net sales decreased 2.8%. The 4.4% increase in comparable footwear net sales was primarily a result of an 8.1% increase in average selling price for footwear at Finish Line stores for the twenty-six weeks ended August 30, 2008 offset partially by a 3.6% decrease in the footwear units sold during the twenty-six weeks ended August 30, 2008 compared to the twenty-six weeks ended September 1, 2007. The 2.8% decrease in comparable softgoods net sales was attributable to a 4.6% increase in Man Alive comparable softgoods net sales and a 5.3% decrease in Finish Line comparable softgoods net sales. The 4.6% increase in softgoods at Man Alive was primarily attributable to the transition in product assortment from hip-hop apparel to street wear offerings and a key item strategy including graphic t-shirts and denim selection. Finish Line’s decrease of 5.3% in softgoods is primarily the result of management’s plan to reduce softgoods inventory levels and focus on increasing inventory turns and the return on investment.

Gross profit for the twenty-six weeks ended August 30, 2008 was $193.8 million (30.2% of net sales), an increase of $15.4 million (8.7%) over the $178.4 million (28.5% of net sales) for the twenty-six weeks ended September 1, 2007. This 1.7% increase as a percentage of net sales was due to a 1.5% increase in margin for product sold and a 0.2% decrease in occupancy costs as a percentage of net sales. The 1.5% increase in product margin is primarily a result of being less promotional as the Company’s aged inventory, inventory mix and inventory turns continue to improve as we focus on premium product. The 0.2% decrease in occupancy costs as a percentage of net sales was a result of leveraging due to positive comparable store net sales of 3.1%.

Selling, general and administrative expenses increased $0.5 million (0.3%) to $170.6 million (26.6% of net sales) for the twenty-six weeks ended August 30, 2008 from $170.1 million (27.2% of net sales) for the twenty-six weeks ended September 1, 2007. The 0.6% decrease as a percentage of net sales was due primarily to a decrease in depreciation and freight expense of 0.3% and 0.3% as a percentage of net sales, respectively, as a result of leveraging due to the increase in comparable store net sales of 3.1% for the twenty-six weeks ended August 30, 2008 as well as continually reviewing and adjusting our logistics strategy.

Net interest income was $0.5 million (0.1% of net sales) for the twenty-six weeks ended August 30, 2008 compared to net interest income of $0.7 million (0.1% of net sales) for the twenty-six weeks ended September 1, 2007, a decrease of $0.2 million (28.7%). This decrease was primarily due to lower interest rates earned during the twenty-six weeks ended August 30, 2008 compared to the twenty-six weeks ended September 1, 2007.

The Company’s income tax expense was $9.5 million and its effective tax rate was 40.3% for the twenty-six weeks ended August 30, 2008 compared to $4.4 million and 50.6% for the twenty-six weeks ended September 1, 2007. The $5.1 million change was due to income from continuing operations before income taxes of $23.6 million for the twenty-six weeks ended August 30, 2008 compared to income from continuing operations before incomes taxes of $8.7 million for the twenty-six weeks ended September 1, 2007. The 10.3% change in effective tax rate relates to a decrease in the state tax expense recorded in the twenty-six weeks ended August 30, 2008 compared to the twenty-six weeks ended September 1, 2007 related to income tax contingencies pursuant to Financial Accounting Standards Board Interpretation No. 48, “Accounting for Income Taxes” and certain state tax rate changes.

Income from continuing operations for the twenty-six weeks ended August 30, 2008 was $14.1 million compared to income from continuing operations of $4.3 million for the twenty-six weeks ended September 1, 2007. Income from continuing operations per diluted share was $0.26 for the twenty-six weeks ended August 30, 2008 compared to income from continuing operations per diluted share of $0.09 for the twenty-six weeks ended September 1, 2007. Diluted weighted average shares outstanding were 54.3 million and 47.2 million for the twenty-six weeks ended August 30, 2008 and September 1, 2007, respectively. Diluted shares outstanding for the twenty-six weeks ended August 30, 2008 includes the impact of the 6.5 million shares issued to Genesco related to the Settlement Agreement (see Note 2 to the Consolidated Financial Statements).

Liquidity and Capital Resources

The Company had net cash of $0.5 million provided by its operating activities during the twenty-six weeks ended August 30, 2008 as compared to $7.4 million net cash used during the twenty-six weeks ended September 1, 2007.

Consolidated merchandise inventories were $269.9 million at August 30, 2008 compared to $268.3 million at March 1, 2008 and $303.6 at September 1, 2007. On a comparable per square foot basis, consolidated merchandise inventories decreased 9.6% at August 30, 2008 compared to September 1, 2007 (Finish Line decreased 9.9%), and were 1.5% higher than at March 1, 2008. The 9.6% decrease per square foot compared to September 1, 2007 is a result of management’s plan to reduce inventory levels and increase inventory turns.

The Company’s working capital was $256.5 million at August 30, 2008, which was a $21.8 million increase from $234.7 million at March 1, 2008.

The Company used net cash in its investing activities of $8.6 million for the twenty-six weeks ended August 30, 2008 compared to net cash used in investing activities of $19.8 million for the twenty-six weeks ended September 1, 2007. The $8.6 million used in the twenty-six weeks ended August 30, 2008 was the result of capital expenditures of $9.2 million primarily used for constructing new stores and remodeling existing stores.

At August 30, 2008, the Company had cash and cash equivalents of $65.0 million, no marketable securities and no interest bearing debt. Cash equivalents are primarily invested in U.S. treasury instruments with daily liquidity.

For the year ending February 28, 2009, the Company currently plans to open approximately 9 to 10 Finish Line stores (6 opened during the twenty-six weeks ended August 30, 2008), as well as remodel approximately 15 to 17 existing Finish Line stores (14 remodeled during the twenty-six weeks ended August 30, 2008). In addition, the Company has various other corporate capital and technology projects. The Company expects capital expenditures for the current fiscal year to approximate $16.0 to $18.0 million. Management believes that cash on hand, operating cash flow and the Company’s existing $75.0 million bank facility, which expires on February 25, 2010, will provide sufficient capital to complete the Company’s current store expansion program and to satisfy the Company’s working capital requirements in the foreseeable future.

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

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. The Company suspended future quarterly dividends beginning with the thirteen weeks ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. The cash dividend of $1,646,000 was paid on September 15, 2008 to shareholders of record on August 29, 2008.

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5 million shares of the Company’s Class A common stock, or approximately 9% of the aggregate Class A and Class B common stock outstanding. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. The Company believes that adoption of the repurchase program could be a viable use of excess cash. Such purchases, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash. The Company did not purchase any shares under the new stock repurchase program during the thirteen weeks ended August 30, 2008.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007
	(unaudited)		(unaudited)
Net sales	$—	$3,007	$—	$5,588

Loss from discontinued operations	$(206)	$(14,745)	$(201)	$(16,691)
Income tax benefit	(80)	(6,042)	(78)	(6,717)

Loss from discontinued operations, net of income tax	$(126)	$(8,703)	$(123)	$(9,974)

For the thirteen and twenty-six weeks ended September 1, 2007, the loss from discontinued operations of Paiva included operating losses as well as $11.5 million related to impairment of long-lived assets, $0.9 million of lease related expenses for leases terminated, and $0.6 million of inventory write-downs.

Based on the Company’s current estimates as of August 30, 2008, future lease payments, including estimated lease termination payments, and repayment of unamortized construction allowances are expected to result in a total cash outlay of approximately $0.6 million and $0.7 million, respectively. The Company anticipates that all cash payments will occur within the next 4 months.

The balance and net activity for the estimated future lease payments, including estimated lease termination payments, are as follows (in thousands):

Lease Reserve
(unaudited)
Balance at March 1, 2008	$1,574
Provision	194
Cash payments	(1,129)

Balance at August 30, 2008	$639

Contractual Obligations

The Company’s contractual obligations primarily consist of long-term debt, operating leases and purchase orders for merchandise inventory. There have been no significant changes to the Company’s contractual obligations identified in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008, other than the payment on March 7, 2008 of $39.0 million pursuant to the Settlement Agreement to Genesco and those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and additional operating leases entered into due to store openings).

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

For a discussion of the Company’s market risk associated with interest rates as of March 1, 2008 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008. For the twenty-six weeks ended August 30, 2008, there has been no significant change in related market risk factors.

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

PART II—OTHER INFORMATION

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008. There has been no significant change to identified risk factors for the twenty-six weeks ended August 30, 2008.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 17, 2008 the Company held its Annual Meeting of Shareholders at which the following matters were approved by the Company’s shareholders by the votes indicated:

(a)	The following Class III director (Alan H. Cohen) was elected to serve until the 2011 Annual Meeting of Shareholders or until his successor have been duly elected and qualified. Of the 37,027,318 shares (1 vote per share) of Class A common stock and the 5,141,336 shares (10 votes per share) of Class B common stock represented at the meeting, the director was elected by the following votes:

Number Of Votes Received

Votes For	Votes Against	Votes Abstaining
77,501,457	10,928,736	10,485

(b)	Approval of Amendment to the Company’s 2002 Stock Incentive Plan:

Votes For	Votes Against	Votes Abstaining
78,304,019	3,760,635	6,376,024

(c)	Ratification of the Appointment of Ernst & Young LLP as the Company’s Independent Auditors:

Votes For	Votes Against	Votes Abstaining
88,267,477	153,994	19,207

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a) Exhibits

10.1

Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on June 17, 2008, and incorporated by reference herein)

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

THE FINISH LINE, INC.

Date: September 26, 2008	By: /s/ Kevin S. Wampler
Kevin S. Wampler Executive Vice President-Chief Financial Officer and Assistant Secretary

Exhibit Index

Exhibit Number	Description
10.1

Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on June 17, 2008, and incorporated by reference herein)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002