Form 10-Q
period 2008-11-29
FINISH LINE INC /IN/
filed 2009-01-07
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at January 2, 2009:

Class A	50,527,122
Class B	4,303,296

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 29, 2008	December 1, 2007	March 1, 2008
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,249	$14,065	$72,901
Short-term investments	24,899	—	—
Accounts receivable, net	3,862	7,259	7,746
Merchandise inventories, net	293,244	338,732	268,333
Income taxes recoverable	29,556	7,272	—
Deferred income taxes	—	—	16,992
Other	6,237	14,901	15,835

Total current assets	388,047	382,229	381,807

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,463	41,426	41,429
Leasehold improvements	277,930	283,695	274,249
Furniture, fixtures and equipment	116,611	113,280	113,995
Construction in progress	885	2,428	2,842

	438,446	442,386	434,072
Less accumulated depreciation	237,441	212,660	216,238

	201,005	229,726	217,834

Deferred income taxes	30,971	23,034	29,692
Goodwill	5,964	5,964	5,964
Other assets, net	7,658	7,797	7,750

Total assets	$633,645	$648,750	$643,047

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 29, 2008	December 1, 2007	March 1, 2008
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,783	$100,845	$63,768
Terminated merger-related liabilities	206	—	47,129
Employee compensation	15,666	13,391	10,159
Accrued property and sales tax	8,329	6,788	8,100
Income taxes payable	—	—	1,734
Deferred income taxes	16,573	5,089	—
Other liabilities and accrued expenses	16,876	19,869	16,170

Total current liabilities	137,433	145,982	147,060

Deferred credits from landlords	54,441	62,686	59,642
Other long-term liabilities	15,042	8,370	15,479

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—(November 29, 2008 – 55,006; December 1, 2007 – 47,649; March 1, 2008 – 47,649)

Shares outstanding—(November 29, 2008 – 49,647; December 1, 2007 – 42,164; March 1, 2008 – 42,206)	550	476	476

Class B:
Shares authorized—10,000
Shares issued and outstanding—(November 29, 2008 – 4,303; December 1, 2007 – 5,141; March 1, 2008 – 5,141)	43	52	52
Additional paid-in capital	186,355	154,606	182,756
Retained earnings	286,764	324,125	284,936
Treasury stock—(November 29, 2008 – 5,359; December 1, 2007 – 5,485; March 1, 2008 – 5,443)	(46,983)	(47,547)	(47,354)

Total shareholders’ equity	426,729	431,712	420,866

Total liabilities and shareholders’ equity	$633,645	$648,750	$643,047

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Net sales	$256,864	$268,699	$898,115	$894,409
Cost of sales (including occupancy costs)	190,280	198,803	637,692	646,163

Gross profit	66,584	69,896	260,423	248,246
Selling, general and administrative expenses	81,060	83,261	251,709	253,372
Terminated merger-related costs	23	9,658	106	9,883

Operating (loss) income	(14,499)	(23,023)	8,608	(15,009)
Interest income, net	194	223	693	923

(Loss) income from continuing operations before income taxes	(14,305)	(22,800)	9,301	(14,086)
Income tax (benefit) expense	(5,462)	(9,035)	4,059	(4,626)

(Loss) income from continuing operations	(8,843)	(13,765)	5,242	(9,460)
Loss from discontinued operations, net of income taxes	—	(2,189)	(123)	(12,163)

Net (loss) income	$(8,843)	$(15,954)	$5,119	$(21,623)

(Loss) income per basic share:
(Loss) income from continuing operations	$(0.16)	$(0.29)	$0.10	$(0.20)
Loss from discontinued operations	—	(0.05)	—	(0.26)

Net (loss) income	$(0.16)	$(0.34)	$0.10	$(0.46)

Basic weighted average shares outstanding	53,935	47,211	53,786	47,178

(Loss) income per diluted share:
(Loss) income from continuing operations	$(0.16)	$(0.29)	$0.10	$(0.20)
Loss from discontinued operations	—	(0.05)	—	(0.26)

Net (loss) income	$(0.16)	$(0.34)	$0.10	$(0.46)

Diluted weighted average shares outstanding	53,935	47,211	54,477	47,178

Dividends declared per share	$0.030	$—	$0.060	$0.025

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)—(Unaudited)

	Thirty-Nine Weeks Ended
	November 29, 2008	December 1, 2007
OPERATING ACTIVITIES:
Net income (loss)	$5,119	$(21,623)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Asset impairment	—	11,527
Depreciation and amortization	28,382	31,015
Deferred income taxes	32,286	(15,198)
Share-based compensation	3,584	4,748
Loss on disposal of property and equipment	816	521
Excess tax benefits from share-based compensation	(52)	(158)
Changes in operating assets and liabilities:
Accounts receivable, net	3,884	5,586
Merchandise inventories, net	(24,911)	(51,432)
Other current assets	9,598	2,466
Accounts payable	16,015	17,219
Employee compensation	5,507	4,773
Accrued income taxes payable/recoverable	(31,894)	(14,641)
Terminated merger-related liabilities	(46,923)	—
Other liabilities and accrued expenses	(687)	4,718
Deferred credits from landlords	(5,201)	(1,786)

Net cash used in operating activities	(4,477)	(22,265)

INVESTING ACTIVITIES:
Additions to property and equipment	(13,133)	(25,263)
Proceeds from disposals of property and equipment	975	153
Purchases of short-term investments	(24,899)	—
Purchases of available-for-sale marketable securities	—	(58,750)
Proceeds from sale of available-for-sale marketable securities	—	58,750

Net cash used in investing activities	(37,057)	(25,110)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	10,000	1,800
Repayments on short-term borrowings	(10,000)	(1,800)
Dividends paid to shareholders	(1,646)	(2,376)
Proceeds from issuance of common stock	476	794
Excess tax benefits from share-based compensation	52	158

Net cash used in financing activities	(1,118)	(1,424)
Net decrease in cash and cash equivalents	(42,652)	(48,799)
Cash and cash equivalents at beginning of period	72,901	62,864

Cash and cash equivalents at end of period	$30,249	$14,065

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

The “Terminated merger-related liabilities” of $47,129,000 on the Consolidated Balance Sheets as of March 1, 2008, consisted of the $39,000,000 cash payment and $8,129,000 of unpaid legal and professional fees related to the terminated merger and settlement. As of November 29, 2008, the “Terminated merger-related liabilities” consisted of unpaid legal and professional fees of $206,000 related to the terminated merger and settlement.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
	(unaudited)		(unaudited)
Net sales	$—	$1,642	$—	$7,230

Loss from discontinued operations	$—	$(3,594)	$(202)	$(20,285)
Income tax benefit	—	(1,405)	(79)	(8,122)

Loss from discontinued operations, net of income tax	$—	$(2,189)	$(123)	$(12,163)

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

Based on the Company’s current estimates as of November 29, 2008, future lease payments, including estimated lease termination payments, and repayment of unamortized construction allowances are expected to result in a total cash outlay of approximately $100,000 and $117,000, respectively. Unamortized construction allowances are included within “Deferred credits from landlords.” The Company anticipates that all cash payments will occur within the next 4 months.

The balance and net activity for the estimated future lease payments, including estimated lease termination payments, which are included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Lease Reserve
(unaudited)
Balance at March 1, 2008	$1,574
Provision	194
Cash payments	(1,668)

Balance at November 29, 2008	$100

4.	Fair Value Measurements

On March 2, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under FAS 157, fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. FAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The Company has cash equivalents of short-term money market funds backed by U.S. Treasury securities. The Company also has short-term investments in U.S. Treasury Bills. The primary objective of our short-term investment activities is to preserve our capital for the purpose of funding operations and we do not enter into short-term investments for trading or speculative purposes. The fair values are based on unadjusted quoted market prices for the funds and short-term investments in active markets with sufficient volume and frequency. The adoption of FAS 157 did not have an impact on the Company’s results of operations, financial condition or liquidity.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amended FAS 157 to exclude from its scope SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amended FAS 157 to defer the effective date of FAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company), except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. These include goodwill, other nonamortizable intangible assets, asset retirement obligations and liabilities recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The Company is currently assessing the impact of FAS 157 on its non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis, but does not expect it to have a significant impact on the Company’s results of operations, financial condition or liquidity.

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

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. The Company suspended future quarterly dividends beginning with the thirteen weeks ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. The Company has declared dividends of $3,291,000 during the thirty-nine weeks ended November 29, 2008. A cash dividend of $1,645,000 was paid on December 15, 2008 to shareholders of record on November 28, 2008 and was accrued at November 29, 2008 in “Other liabilities and accrued expenses.”

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5 million shares of the Company’s Class A common stock, or approximately 9% of the aggregate Class A and Class B common stock outstanding. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. The Company believes that adoption of the repurchase program could be a viable use of excess cash. Such purchases, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash. The Company did not purchase any shares under the new stock repurchase program during the thirteen and thirty-nine weeks ended November 29, 2008.

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

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Number of Stores:	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Finish Line
Beginning of period	697	697	697	690
Opened	3	7	9	18
Closed	(1)	(3)	(7)	(7)

End of period	699	701	699	701

Man Alive
Beginning of period	94	95	94	86
Opened	—	1	—	11
Closed	(1)	—	(1)	(1)

End of period	93	96	93	96

Total
Beginning of period	791	792	791	776
Opened	3	8	9	29
Closed	(2)	(3)	(8)	(8)

End of period	792	797	792	797

	November 29, 2008	December 1, 2007
Square feet information as of:
Finish Line
Square feet	3,819,982	3,875,297
Average store size	5,465	5,528
Man Alive
Square feet	321,194	331,909
Average store size	3,454	3,457
Total
Square feet	4,141,176	4,207,206

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	November 29, 2008 (unaudited)		December 1, 2007 (unaudited)
Footwear	$200,037	78%	$203,073	76%
Softgoods	56,827	22%	65,626	24%

Total	$256,864	100%	$268,699	100%

	Thirty-Nine Weeks Ended
Category	November 29, 2008 (unaudited)		December 1, 2007 (unaudited)
Footwear	$730,381	81%	$714,697	80%
Softgoods	167,734	19%	179,712	20%

Total	$898,115	100%	$894,409	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below. All amounts reflect the results of the Company’s continuing operations unless otherwise noted.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	74.1	74.0	71.0	72.2

Gross profit	25.9	26.0	29.0	27.8
Selling, general and administrative expenses	31.5	31.0	28.0	28.4
Terminated merger-related costs	—	3.6	—	1.1

Operating (loss) income	(5.6)	(8.6)	1.0	(1.7)
Interest income, net	0.1	0.1	0.1	0.1

(Loss) income from continuing operations before income taxes	(5.5)	(8.5)	1.1	(1.6)
Income tax (benefit) expense	(2.1)	(3.4)	0.5	(0.5)

(Loss) income from continuing operations	(3.4)%	(5.1)%	0.6%	(1.1)%

THIRTEEN WEEKS ENDED NOVEMBER 29, 2008 COMPARED TO THIRTEEN WEEKS ENDED DECEMBER 1, 2007

Consolidated net sales decreased 4.4% to $256.9 million for the thirteen weeks ended November 29, 2008 from $268.7 million for the thirteen weeks ended December 1, 2007. This decrease in net sales was primarily attributable to a 3.6% decrease in comparable store net sales for the thirteen weeks ended November 29, 2008. The 3.6% decrease in comparable store net sales was attributable to a 3.3% decrease for Finish Line stores and a 6.8% decrease for Man Alive stores. Comparable footwear net sales for the thirteen weeks ended November 29, 2008 decreased 0.8% while comparable softgoods net sales decreased 12.2% for the comparable period. The 0.8% decrease in comparable footwear net sales was primarily a result of Man Alive exiting the footwear business at the beginning of the year as Finish Line increased 0.1%. The 12.2% decrease in comparable softgoods net sales was attributable to a 17.3% decrease in Finish Line comparable softgoods net sales partially offset by a 3.5% increase in Man Alive comparable softgoods net sales. The 3.5% increase in softgoods at Man Alive was primarily attributable to the transition in product assortment from hip-hop apparel to street wear offerings and a key item strategy including graphic t-shirts and a denim selection. In addition, by removing footwear sections from the selling space, Man Alive was able to offer more apparel than the prior year which assisted in improving their comparable softgoods net sales. Finish Line’s decrease of 17.3% in softgoods is primarily the result of management’s plan to reduce softgoods inventory levels and focus on increasing inventory turns and the return on investment.

Gross profit for the thirteen weeks ended November 29, 2008 was $66.6 million, a decrease of $3.3 million (4.7%) from $69.9 million for the thirteen weeks ended December 1, 2007. During this same period, gross profit decreased to 25.9% of net sales versus 26.0% for the prior year. The 0.1% decrease as a percentage of net sales was due to a 0.3% decrease in product margin as a percentage of net sales, partially offset by a 0.2% decrease in inventory shrink as a percentage of net sales. The 0.3% decrease in consolidated product margin was a result of markdowns at Man Alive for seasonal inventory offset partially by a 0.6% increase in product margin as a percentage of net sales at Finish Line due to continued focus on premium products and less markdowns due to lower inventory levels. The 0.2% decrease in inventory shrink as a percentage of net sales was a result of the Company’s continued focus on inventory control processes along with the reduction in softgoods inventory which historically has a higher shrink rate than footwear. Occupancy costs, which are included in Costs of Sales, were flat as a percentage of net sales compared to prior year.

Selling, general and administrative expenses were $81.1 million (31.5% of net sales) for the thirteen weeks ended November 29, 2008 compared to $83.3 million (31.0% of net sales) for the thirteen weeks ended December 1, 2007. The 0.5% increase as a percentage of net sales was due primarily to deleveraging as a result of the negative comparable store net sales. The $2.2 million decrease is primarily attributable to the Company’s continued efforts to evaluate and reduce selling, general and administrative expenses including expense reductions in store freight, store wages, and depreciation.

Terminated merger-related costs were $23,000 for the thirteen weeks ended November 29, 2008 compared to $9.7 million (3.6% of net sales) for the thirteen weeks ended December 1, 2007. The $9.7 million consisted of legal and professional fees related to the terminated merger with Genesco.

Net interest income was $0.2 million (0.1% of net sales) for the thirteen-weeks ended November 29, 2008 and December 1, 2007.

The Company’s provision for income taxes reflects a benefit of $5.5 million for the thirteen weeks ended November 29, 2008 compared to a benefit of $9.0 million for the thirteen weeks ended December 1, 2007. The $3.5 million change was due to a loss from continuing operations before income taxes of $14.3 million for the thirteen weeks ended November 29, 2008 compared to a loss from continuing operations of $22.8 million for the thirteen weeks ended December 1, 2007 along with a decrease in the effective tax rate to 38.2% for the thirteen weeks ended November 29, 2008 from 39.6% for the thirteen weeks ended December 1, 2007.

Loss from continuing operations for the thirteen weeks ended November 29, 2008 was $8.8 million compared to loss from continuing operations of $13.8 million for the thirteen weeks ended December 1, 2007. Loss from continuing operations per diluted share was $0.16 for the thirteen weeks ended November 29, 2008 compared to loss from continuing operations per diluted share of $0.29 for the thirteen weeks ended December 1, 2007. Diluted weighted average shares outstanding were 53.9 million and 47.2 million for the thirteen weeks ended November 29, 2008 and December 1, 2007, respectively. The 6.7 million increase in diluted weighted average shares outstanding is primarily related to the issuance of 6.5 million shares to Genesco on March 7, 2008 pursuant to the Settlement Agreement (see Note 2 to the Consolidated Financial Statements).

THIRTY-NINE WEEKS ENDED NOVEMBER 29, 2008 COMPARED TO THIRTY-NINE WEEKS ENDED DECEMBER 1, 2007

Consolidated net sales increased 0.4% ($3.7 million) to $898.1 million for the thirty-nine weeks ended November 29, 2008 from $894.4 million for the thirty-nine weeks ended December 1, 2007. Of this increase, $3.6 million was attributable to sales from 9 stores that were not open during the thirty-nine weeks ended December 1, 2007, a $6.4 million increase in net sales from existing stores open only part of the thirty-nine weeks ended December 1, 2007, and a comparable store net sales increase of 1.1% for the thirty-nine weeks ended November 29, 2008. The consolidated net sales increase was partially offset by reduced sales from 14 closed stores since the thirty-nine weeks ended December 1, 2007 along with down time and reduced square footage related to remodeled/relocated stores. The 1.1% increase in comparable store net sales was attributable to a 1.4% increase for Finish Line stores partially offset by a 4.2% decrease for Man Alive stores. Comparable footwear net sales for the thirty-nine weeks ended November 29, 2008 increased 2.9% while comparable softgoods net sales decreased 6.2%. The 2.9% increase in comparable footwear net sales was primarily a result of a 7.6% increase in average selling price for footwear at Finish Line stores for the thirty-nine weeks ended November 29, 2008 offset partially by a 4.6% decrease in the footwear units sold during the thirty-nine weeks ended November 29, 2008 compared to the thirty-nine weeks ended December 1, 2007. The 6.2% decrease in comparable softgoods net sales was attributable to a 9.7% decrease in Finish Line comparable softgoods net sales offset partially by a 4.2% increase in Man Alive comparable softgoods net sales.

Gross profit for the thirty-nine weeks ended November 29, 2008 was $260.4 million (29.0% of net sales), an increase of $12.2 million (4.9%) over the $248.2 million (27.8% of net sales) for the thirty-nine weeks ended December 1, 2007. This 1.2% increase as a percentage of net sales was due to a 1.0% increase in margin for product sold and a 0.2% decrease in occupancy costs as a percentage of net sales. The 1.0% increase in product margin as a percentage of net sales is primarily a result of being less promotional as the Company’s aged inventory, inventory mix and inventory turns continue to improve as we focus on premium product. The 0.2% decrease in occupancy costs as a percentage of net sales was a result of ongoing negotiations with landlords to reduce rent expense in connection with lease renewals and modifications.

Selling, general and administrative expenses decreased $1.7 million to $251.7 million (28.0% of net sales) for the thirty-nine weeks ended November 29, 2008 from $253.4 million (28.4% of net sales) for the thirty-nine weeks ended December 1, 2007. The 0.4% decrease as a percentage of net sales was due primarily to a decrease in freight expense of 0.4% as a percentage of net sales as a result of leveraging due to the increase in comparable store net sales of 1.1% for the thirty-nine weeks ended November 29, 2008 as well as reduced inventory levels and continually reviewing and adjusting our logistics strategy.

Terminated merger-related costs were $0.1 million for the thirty-nine weeks ended November 29, 2008 compared to $9.9 million (1.1% of net sales) for the thirty-nine weeks ended December 1, 2007. The $9.9 million consisted of legal and professional fees related to the terminated merger with Genesco.

Net interest income was $0.7 million (0.1% of net sales) for the thirty-nine weeks ended November 29, 2008 compared to net interest income of $0.9 million (0.1% of net sales) for the thirty-nine weeks ended December 1, 2007, a decrease of $0.2 million (25.0%). This decrease was due to lower interest rates earned during the thirty-nine weeks ended November 29, 2008 compared to the thirty-nine weeks ended December 1, 2007.

The Company’s income tax expense was $4.1 million and its effective tax rate was 43.6% for the thirty-nine weeks ended November 29, 2008 compared to a benefit of $4.6 million and effective tax rate of 32.8% for the thirty-nine weeks ended December 1, 2007. The $8.7 million change was due to the increase in effective tax rate along with income from continuing operations before income taxes of $9.3 million for the thirty-nine weeks ended November 29, 2008 compared to a loss from continuing operations before incomes taxes of $14.1 million for the thirty-nine weeks ended December 1, 2007. The change in effective tax rate relates to state tax expense recorded in the thirty-nine weeks ended November 29, 2008 related to income tax contingencies pursuant to Financial Accounting Standards Board Interpretation No. 48, “Accounting for Income Taxes” and certain state tax rate changes.

Income from continuing operations for the thirty-nine weeks ended November 29, 2008 was $5.2 million compared to loss from continuing operations of $9.5 million for the thirty-nine weeks ended December 1, 2007. Income from continuing operations per diluted share was $0.10 for the thirty-nine weeks ended November 29, 2008 compared to loss from continuing operations per diluted share of $0.20 for the thirty-nine weeks ended December 1, 2007. Diluted weighted average shares outstanding were 54.5 million and 47.2 million for the thirty-nine weeks ended November 29, 2008 and December 1, 2007, respectively. Diluted weighted average shares outstanding for the thirty-nine weeks ended November 29, 2008 includes the impact of the 6.5 million shares issued to Genesco related to the Settlement Agreement (see Note 2 to the Consolidated Financial Statements).

Liquidity and Capital Resources

The Company used $4.5 million of net cash in its operating activities during the thirty-nine weeks ended November 29, 2008 compared to $22.3 million used during the thirty-nine weeks ended December 1, 2007.

Consolidated merchandise inventories were $293.2 million at November 29, 2008 compared to $268.3 million at March 1, 2008 and $338.7 at December 1, 2007. On a comparable per square foot basis, consolidated merchandise inventories decreased 12.0% at November 29, 2008 compared to December 1, 2007 and were 10.4% higher than at March 1, 2008. The 12.0% decrease per square foot compared to December 1, 2007 is a result of management’s plan to reduce inventory levels and increase inventory turns.

The Company’s working capital was $250.6 million at November 29, 2008, which was a $15.9 million increase from $234.7 million at March 1, 2008.

The Company used net cash in its investing activities of $37.1 million for the thirty-nine weeks ended November 29, 2008 compared to net cash used in investing activities of $25.1 million for the thirty-nine weeks ended December 1, 2007. The $37.1 million used in the thirty-nine weeks ended November 29, 2008 was the result of capital expenditures of $13.1 million and $24.9 million of purchases of short-term investments.

At November 29, 2008, the Company had cash and cash equivalents of $30.2 million, short-term investments of $24.9 million, and no interest bearing debt. Cash equivalents are primarily invested in U.S. treasury instruments with daily liquidity. The short-term investments are U.S. Treasury Bills.

To date, for the year ending February 28, 2009, the Company has opened nine Finish Line stores and remodeled 15 existing Finish Line stores. The Company has not opened any new Man Alive stores or remodeled any existing Man Alive stores this fiscal year. The Company has closed seven Finish Line stores and one Man Alive store during the first three quarters and expects to close another 10-15 stores in the fourth quarter between both concepts. There are no planned remodels or additional new stores to be opened for either Finish Line or Man Alive for the remainder of the fiscal year. In addition, the Company has various other corporate capital and technology projects. The Company expects capital expenditures for the current fiscal year to approximate $15.0 to $17.0 million. In fiscal 2010, the Company currently plans to open 10-15 new Finish Line stores and no new Man Alive stores. The Company also currently plans to remodel 15-20 Finish Line stores and 4 Man Alive stores. The Company would also expect to close between 10-15 Finish Line stores and 5-10 Man Alive stores. Management believes that cash on hand, short-term investments, operating cash flow and the Company’s existing $75.0 million bank facility, which expires on February 25, 2010, will provide sufficient capital to complete the Company’s current store expansion program and to satisfy the Company’s working capital requirements in the foreseeable future.

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

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. The Company suspended future quarterly dividends beginning with the thirteen weeks ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. The Company has declared dividends of $3,291,000 during the thirty-nine weeks ended November 29, 2008. A cash dividend of $1,645,000 was paid on December 15, 2008 to shareholders of record on November 28, 2008 and was accrued at November 29, 2008 in “Other liabilities and accrued expenses.”

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5 million shares of the Company’s Class A common stock, or approximately 9% of the aggregate Class A and Class B common stock outstanding. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. The Company believes that adoption of the repurchase program could be a viable use of excess cash. Such purchases, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash. The Company did not purchase any shares under the new stock repurchase program during the thirteen and thirty-nine weeks ended November 29, 2008.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
	(unaudited)		(unaudited)
Net sales	$—	$1,642	$—	$7,230

Loss from discontinued operations	$—	$(3,594)	$(202)	$(20,285)
Income tax benefit	—	(1,405)	(79)	(8,122)

Loss from discontinued operations, net of income tax	$—	$(2,189)	$(123)	$(12,163)

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

Based on the Company’s current estimates as of November 29, 2008, future lease payments, including estimated lease termination payments, and repayment of unamortized construction allowances are expected to result in a total cash outlay of approximately $0.1 million each. Unamortized construction allowances are included within “Deferred credits from landlords.” The Company anticipates that all cash payments will occur within the next 4 months.

The balance and net activity for the estimated future lease payments, including estimated lease termination payments, which are included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Lease Reserve
(unaudited)
Balance at March 1, 2008	$1,574
Provision	194
Cash payments	(1,668)

Balance at November 29, 2008	$100

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

For a discussion of the Company’s market risk associated with interest rates as of March 1, 2008 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008. For the thirty-nine weeks ended November 29, 2008, there has been no significant change in related market risk factors.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008. There has been no significant change to identified risk factors for the thirty-nine weeks ended November 29, 2008.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a) Exhibits

10.1

Second Amendment effective as of December 12, 2008, to the Credit Agreement, dated as of February 25, 2005, among The Finish Line, Inc., The Finish Line Distribution, Inc., The Finish Line USA, Inc. and Finish Line Transportation Co., Inc. as borrowers, certain lenders and National City Bank of Indiana, as Agent

10.2	Retirement Agreement between The Finish Line, Inc. and Alan H. Cohen (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Interim Chief Financial Officer Pursuant to Exchange Act Rule 13a–14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: January 7, 2009	By: /s/ Steven J. Schneider
Steven J. Schneider President, Chief Operating Officer, and Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.1

Second Amendment effective as of December 12, 2008, to the Credit Agreement, dated as of February 25, 2005, among The Finish Line, Inc., The Finish Line Distribution, Inc., The Finish Line USA, Inc. and Finish Line Transportation Co., Inc. as borrowers, certain lenders and National City Bank of Indiana, as Agent

10.2

Retirement Agreement between The Finish Line, Inc. and Alan H. Cohen (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 2, 2008)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Interim Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002