Form 10-K
period 2009-02-28
FINISH LINE INC /IN/
filed 2009-05-05
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2009

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $600,533,000, which was based on the last sale price reported for such date by NASDAQ.

The number of shares of the Registrant’s Common Stock outstanding on April 17, 2009 was:

Class A Common Stock: 50,886,775

Class B Common Stock: 4,012,924

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement (to be filed within 120 days after February 28, 2009) for the Annual Meeting of Shareholders to be held on July 23, 2009 (hereinafter referred to as the “2009 Proxy Statement”) are incorporated into Part III.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed in this Form 10-K and the documents incorporated by reference are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions and adverse factors impacting the retail footwear and street fashion industries, including conditions resulting from the current turmoil in the financial services industry and depressed demand in the housing market; changing consumer preferences; the inability of The Finish Line, Inc. and its consolidated subsidiaries (collectively, the “Company”) to successfully market its footwear, apparel, accessories and other merchandise; price, product and other competition from other retailers (including internet and direct manufacturer sales); fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs; the unavailability of products; the inability to locate and obtain favorable lease terms for the Company’s stores; the inability to achieve the anticipated results of acquired businesses; the inability to implement our strategic developments of new concepts; the loss of key employees; management of growth; litigation and the other risks detailed in the Company’s Securities and Exchange Commission filings. In this Annual Report on Form 10-K, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1—Business

General

Throughout this Annual Report on Form 10-K, the fiscal years ended February 28, 2009, March 1, 2008 and March 3, 2007 are referred to as fiscal 2009, 2008 and 2007, respectively.

The Finish Line, Inc. together with its subsidiaries (collectively the “Company”), is one of the largest mall-based specialty retailers in the United States, and operates under the Finish Line and Man Alive brand names.

Finish Line.    Finish Line is one of the largest mall-based specialty retailers of brand name athletic, lifestyle and outdoor footwear, and softgoods in the United States. As of April 17, 2009, the Company operated 687 Finish Line stores in 47 states. A Finish Line store generally carries a large selection of men’s, women’s and children’s athletic and lifestyle shoes, as well as a broad assortment of softgoods. Brand names offered by Finish Line include Nike, adidas, Puma, New Balance, Asics, Converse, Lacoste, K-Swiss, Reebok, Under Armour and many others. Finish Line stores average 5,437 square feet. Finish Line’s strategy is to create an exciting and entertaining retail environment by continually updating store designs.

Man Alive.    Man Alive is a street fashion retailer offering men’s and women’s name brand fashions from the industry’s leading designers. As of April 17, 2009, the Company operated 82 Man Alive stores in 19 states. Man Alive carries a balance of street wear collections as well as volume key items, such as denim jeans, knit tops and graphic t-shirts. Man Alive identifies progressive trends and brands quickly, which enables it to be faster to the marketplace than its competitors. Brand names offered by Man Alive include Affliction, Sinful, L.R.G., Rocawear, DC, Vigoss, Archaic, Ethanol and many others. Man Alive stores average 3,461 square feet. Man Alive was acquired by the Company on January 29, 2005 when it was a 37-store chain operating in nine states. The Man Alive stores collectively are unprofitable and the Company is executing an operational turn around strategy, while at the same time, exploring all strategic alternatives to improve the financial performance of Man Alive.

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

Brand Strategies

Finish Line Store Strategy.    Since the Company’s initial public offering in June 1992, Finish Line has expanded from 104 stores to 687 stores at April 17, 2009. The Company opened nine new Finish Line stores and closed 17 stores in fiscal 2009. Total square footage decreased 2.8% in fiscal 2009 due to the increase from new stores being offset by closings and downsizes. Of the nine new stores in fiscal 2009, four incorporated the new store design (“4.0 store”) and two existing stores were converted to the 4.0 store design. The 4.0 stores approximate 3,700 square feet and carry approximately 600 unique styles of shoes compared to an average of 800 unique styles in our existing stores. They also have a more focused apparel assortment and the service area is moved to the center of the store away from the shoe walls which the Company believes will improve the overall service level.

For the year ending February 27, 2010, the Company intends to open approximately 8-12 new Finish Line stores and close 10-15 stores. The Company expects Finish Line’s square footage to decrease approximately 2–3% as the increase from new stores will be offset by closings and downsizes. The new Finish Line stores in fiscal 2010 will consist of the smaller traditional stores averaging approximate 3,800 square feet. The Company does not plan to open any 4.0 stores in fiscal 2010 until the results of the initial 4.0 stores have been evaluated.

Of the 687 Finish Line stores open as of April 17, 2009, 35 were open life-style centers. The Company opened six open life-style center stores in fiscal 2009 and currently plans to open one new open life-style center store during fiscal 2010. Although no assurance can be given, the Company sees open life-style centers as an additional expansion opportunity for the Finish Line stores.

Man Alive Store Strategy.    The Company did not open any new stores in fiscal 2009 and does not anticipate opening any new Man Alive stores in fiscal 2010 as the Company works on its operational turn around strategy to improve financial performance. For the year ending February 27, 2010, the Company expects Man Alive’s square footage to decrease approximately 12-16% from the closing of 10–20 stores. The Company is aggressively managing the store base to close unprofitable stores including negotiating lease buyouts.

In fiscal 2010, the Company is making significant changes to the merchandise within the Man Alive stores. In the past, Man Alive has focused exclusively on urban apparel, and although the Company is not making a complete departure from this offering, the Company is making a significant adjustment toward relevant metropolitan street wear. As part of this transition, Man Alive will also change the name on four existing Man Alive stores to Decibel along with a minor remodel to test the impact of a new name and look to go along with the new merchandise.

The Company is focused on improving the financial performance of Man Alive by executing its operational turn around strategy as well as exploring all strategic alternatives.

Commitment to Continually Strengthen Infrastructure.    Over the last several years, the Company has made a number of strategic infrastructure investments, including enhancements to its management, payroll, store operations, distribution and information systems. The Company has also invested in material handling equipment that includes a high speed shipping sorter and a tilt-tray sortation system. This equipment enables the Company to process merchandise through the distribution center in a more efficient and accurate manner. This equipment has increased the Company’s throughput capacity and allows us to increase our in-stock position at the stores.

The Company committed significant resources over the past several years to make the necessary changes to the Company’s infrastructure to accommodate multiple store formats. The Company has not only made the changes necessary for Man Alive, but has established an infrastructure that is now capable of handling other potential acquisitions or new concepts that may arise in the future.

In fiscal 2010, the Company will invest capital to enhance its merchandising systems and to upgrade its e-commerce site.

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

	Year Ended
Category	February 28, 2009		March 1, 2008		March 3, 2007
	(in thousands)
Footwear	$1,023,371	81%	$1,009,088	79%	$1,032,085	77%
Softgoods	238,892	19%	268,074	21%	299,874	23%

Total	$1,262,263	100%	$1,277,162	100%	$1,331,959	100%

All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the Company’s corporate headquarters. The store manager and district manager, along with management at the Company’s headquarters, review the merchandise mix to adapt to permanent or temporary changes or trends in the marketplace.

Footwear

Finish Line’s distinctive shoe walls are stocked with the latest in athletic, sport style and outdoor footwear that the industry has to offer, including Nike, Brand Jordan, adidas, Puma, Under Armour, Timberland, Asics, Converse, Lacoste and many others. To make shopping easier for customers, footwear is categorized into definable sections including: basketball, running, sport style, fitness and outdoor. Most categories are available in men’s, women’s and children’s styles.

Softgoods

Many of the same companies that supply Finish Line with quality footwear, also supply softgoods, including products made by Brand Jordan, Nike, adidas, Under Armour and North Face. Additional suppliers include New Era and Oakley along with many others. Categories of softgoods consist of caps, tops, pants, shorts, outer wear, running wear, fleece, fitness wear and sport-casual wear. In addition, the Company carries licensed apparel and caps, socks, athletic bags, backpacks, sunglasses, watches and shoe-care products.

Finish Line and Man Alive each have their own private label, and both focus on core basics. For Finish Line, this consists primarily of t-shirts and shorts. Man Alive’s core basics include jeans, jean shorts, t-shirts and polo shirts.

The Company also works closely with the branded apparel vendors to continue developing new exclusive product offerings to provide more competitive introductory price points in key product categories.

The Company is continuing to transition it’s apparel product offerings at Finish Line stores in an effort to reduce space in stores dedicated to this category and improve sales per square foot productivity.

Direct-to-Consumer

The Company has focused on increasing the direct-to-consumer business over the past several years and will continue to focus on increasing this business in the future. The Company continues to redesign and update its e-commerce site to enhance the quality and functionality of the site. Finishline.com is the Company’s most visible store with approximately 100,000 visitors per day. The Company continues to look for new ways to increase its e-commerce business including partnerships with other websites. A second element of the direct-to-consumer business is Finish Line’s catalog. The Company mailed nine catalogs in fiscal 2009. Man Alive has conducted direct-to-consumer business on its e-commerce site manalive.com since July 2007.

The Company also has customer reward programs for Finish Line and Man Alive. Finish Line’s is called “Winners Circle” and Man Alive’s is called “VIP Program.” The Company maintains a database with the Winners Circle and VIP Program information that it uses to e-mail customers regarding key initiatives and promotions as well as to mail members other pertinent information.

Marketing

The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes its store windows, direct mail, viral media, outdoor and the Internet in its marketing efforts.

The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense for fiscal 2009 was 1.6% of net sales after deducting co-op reimbursements compared to 1.7% for fiscal 2008. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multi-million dollar advertising campaigns of its key suppliers, such as Nike and adidas.

The Company also uses in-store contests, promotions and event sponsorships, as well as a comprehensive public relations effort, to further market the Company.

Purchasing and Distribution

A footwear and softgoods buying department performs Finish Line’s merchandise purchasing. These departments consist of vice-presidents, divisional merchandise managers, multiple buyers and associate buyers. These centralized merchandising departments are under the direction of an Executive Vice President-Chief Merchandising Officer. Man Alive has its own buying departments, which are under the direction of their respective Vice President. All buying departments are supported by a planning and merchandising department, which consists of planners, merchandisers and administrative assistants.

The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 286 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 59% and 53% of total purchases in fiscal 2009 and 2008, respectively. The Company purchased approximately 75% of total merchandise in fiscal 2009 and 71% in fiscal 2008 from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

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

Real Estate

As of April 17, 2009, the Company operated 769 stores in 47 states. The Company’s stores are primarily located in enclosed shopping malls. The typical Finish Line store format has a sales floor, which includes a try-on area, and a display area where each style of footwear carried in the store is displayed by category (e.g., basketball, running, sport style), and adjacent stock room where the footwear inventory is maintained. Sales floors in Finish Line stores represent approximately 65% to 75% of the total space. The typical Man Alive store format has merchandise on the floors and walls and is integrated to show the breadth of each classification carried.

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

The Company leases all of its stores. Initial lease terms of the stores generally range from five to ten years in duration without renewal options, although some of the stores are subject to leases for five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount and contain a clause (kick-out) which allows the Company to terminate the lease if specific sales thresholds are not achieved. These kick-outs generally apply 3-5 years into the initial lease term. As of April 17, 2009, the Company has approximately 35% of its store base that will be up for either renewal or kick-out over the next 12 months. To date, the Company has been successful in negotiating favorable terms that allow a majority of the stores to remain open in these situations.

Based upon expenditures in fiscal 2009, the Company estimates its cash requirement to open a traditional new Finish Line store (averaging approximately 3,800 square feet) to be $675,000. These requirements for a traditional store include approximately $475,000 for fixtures, equipment, leasehold improvements and pre-opening expenses and $300,000 ($200,000 net of payables) in new store inventory.

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

Man Alive.    Man Alive’s business is highly competitive. Man Alive competes with national, regional, and local urban retail concepts. Typically, the leases that Man Alive enters into do not restrict the opening of stores by competitors. Man Alive attempts to differentiate itself from its competition by its early identification of progressive and edgy trends in street wear, which enables Man Alive to be quicker to the marketplace than its competitors.

Seasonal Business

The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the late summer (mid July through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal years ended February 28, 2009 and March 1, 2008, these periods accounted for approximately 32% and 33% of the Company’s annual sales, respectively.

Employees

As of February 28, 2009, the Company employed approximately 12,300 persons, 3,500 of whom were full-time and 8,800 of whom were part-time. Of this total, 675 were employed at the Company’s Indianapolis, Indiana corporate headquarters and distribution center and 65 were employed as regional vice presidents and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union, and employee relations are generally considered good.

Retirement Plan

In fiscal 2009, the Company contributed cash in the amount of $334,000 (net of forfeitures) to the Company’s Profit Sharing Plan.

The Company’s Profit Sharing Plan also includes a 401(k) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of the employee’s wages. The Company contributed matching funds of approximately $1,833,000 in fiscal 2009 and $1,352,000 in fiscal 2008.

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

Item 1A. Risk Factors

The current economic and financial downturn may cause a decline in consumer spending and may adversely affect the Company’s business, operations, liquidity, financial results and stock price.

Our operating results are affected by the relative condition of the U.S. economy. Our business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession. Additionally, we may experience difficulties in operating and growing our operation to react to economic pressures in the U.S.

As a business that depends on consumer discretionary spending, the Company will face a difficult fiscal 2010 because our customers may reduce their purchases due to job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices and lower consumer confidence. Decreases in comparable store sales, customer traffic or average value per transaction negatively affect the Company’s financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products could affect profitability and margins. The potential effects of the economic and financial crisis are difficult to forecast and mitigate. As a consequence, our sales, operating and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast results to be expected in future periods. Any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

Additionally, many of the effects and consequences of the U.S. and global financial and economic crises are currently unknown or unpredictable and could potentially have a material adverse effect on the Company’s liquidity and capital resources, including our ability to raise additional capital if needed, and the ability of banks to honor draws on our credit facility, or could otherwise negatively affect the Company’s business and financial results. Although we normally generate funds from our operations to pay our operating expenses and fund our capital expenditures, our ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including capital and credit markets, and continuing market volatility, the impact of government intervention in financial markets and general economic conditions may adversely affect the ability of the Company to access capital and credit markets.

The global crisis may also adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect our supply chain. It may cause suppliers to reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. The current crisis and market instability make it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories. The financial and economic crisis may also adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive leased store locations.

Our business faces a great deal of competitive pressure.

The retail business is highly competitive. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional, national and branded vendor operated retailers. Those competitors, some of whom have a greater market presence than us, include traditional store-based retailers, Internet and catalog businesses and other forms of retail commerce. Unanticipated changes in the pricing and other practices of those competitors may adversely affect our performance.

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

Our business is subject to seasonal influences, with a major portion of sales and income historically realized during the second and fourth quarter of the fiscal year, which includes the back-to-school and holiday seasons, respectively. This seasonality causes our operating results to vary considerably from quarter to quarter and could materially and adversely affect our stock price.

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

Future performance will depend upon our ability to attract, retain and motivate qualified employees, including store personnel and field management, to keep pace with our expansion schedule. Many of those associates are in entry level or part time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. If we are unable to attract and retain quality associates, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised. In addition, a large number of our retail employees are paid the prevailing minimum wage, which if increased would negatively affect our profitability and could, if the increase were material enough, require us to adjust our business strategy, which may include the closure of our less profitable stores. Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future. In addition, proposed legislation called the Employee Free Choice Act could make it easier for unions to organize based on card check authorization rather than by secret ballot election and could give third-party arbitrators the ability to impose terms of a collective bargaining agreement upon us and a labor union if we and the union did not agree to the terms of a collective bargaining agreement. If some or all of our workforce were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements or work practices, it could have a material adverse effect on our business, financial condition and results of operations.

A change in the relationship with any of our key vendors.

Our business is dependent to a significant degree upon our ability to purchase brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising, and markdown allowances from our vendors. The Company purchased approximately 75% of its merchandise in fiscal 2009 from its top five vendors and expects to continue to obtain a significant percentage of its product from these vendors in future periods. Approximately 59% was purchased from one vendor (Nike). Our inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s financial condition and results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition, and results of operations.

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

Our inability to successfully implement our operational turn around strategy for Man Alive may have an adverse impact on future results.

During fiscal 2009, the Company impaired $12.1 million of intangible assets, including goodwill, and $14.4 million of long-lived assets related to Man Alive. If the Company is not successful in its strategy to turn around the Man Alive concept and the results continue to deteriorate it could adversely affect our future results. In addition, if Man Alive results continue to deteriorate and there are no viable strategic alternatives and the Company deems it necessary to shutter the Man Alive concept, there are significant obligations that exist with landlords for operating leases. The inability to negotiate reduced lease buyouts for each of these remaining leases could adversely affect our future results.

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

Our business may be adversely affected by the failure of our key landlords.

On April 16, 2009, General Growth Properties, Inc. and some of its affiliates (“GGP”), our second largest landlord, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Approximately 10% of our stores are located in malls owned by GGP. Although we currently have no reason to believe our tenancies in these malls will be disrupted, if a majority of these locations are not able to continue operating due to the closure of the malls because GGP is unable or unwilling to continue operating these malls and is unable to sell these malls to other landlords, our business and financial performance may be adversely affected.

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

Store Locations

At April 17, 2009, the Company operated 769 stores in 47 states. The Company’s stores are primarily located in enclosed shopping malls. The following table sets forth information concerning the Company’s stores.

State	Finish Line	Man Alive	State	Finish Line	Man Alive
Alabama	12	1	Nebraska	6
Arizona	12		Nevada	5
Arkansas	6		New Hampshire	4
California	48		New Jersey	15
Colorado	15		New Mexico	3
Connecticut	9		New York	32
Delaware	1		North Carolina	21	4
Florida	49	7	North Dakota	1
Georgia	21	12	Ohio	40	5
Idaho	2		Oklahoma	7	1
Illinois	36	5	Oregon	2
Indiana	24	5	Pennsylvania	42	2
Iowa	12		Rhode Island	1
Kansas	9		South Carolina	11	3
Kentucky	8	1	South Dakota	1
Louisiana	9	5	Tennessee	20	1
Maine	1		Texas	58	10
Maryland	19	2	Utah	2
Massachusetts	16		Virginia	27	6
Michigan	25	7	Washington	9
Minnesota	6	2	West Virginia	7
Mississippi	6	3	Wisconsin	11
Missouri	14		Wyoming	1
Montana	1

			Totals	687	82

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

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4.5—Directors and Executive Officers of the Registrant

Name	Age	Position	Officer or Director Since
Glenn S. Lyon(4)	58	Chief Executive Officer and Director	2001
Steven J. Schneider(5)	53	President and Chief Operating Officer	1989
Gary D. Cohen	56	Executive Vice President—General Counsel and Secretary	1997
Donald E. Courtney	54	Executive Vice President—IS, Distribution, CIO and Assistant Secretary	1989
George S. Sanders	51	Executive Vice President—Real Estate and Store Development	1994
Michael L. Marchetti	58	Executive Vice President—Store Operations	1995
Samuel M. Sato	45	Executive Vice President—Chief Merchandising Officer	2007
Edward W. Wilhelm(6)	50	Executive Vice President—Chief Financial Officer	2009
Alan H. Cohen(7)	62	Chairman of the Board of Directors	1976
David I. Klapper(3)(8)	60	Director	1976
Larry J. Sablosky(9)	60	Director	1982
Stephen Goldsmith(1)(10)	62	Director	1999
Bill Kirkendall(1)(2)(11)	55	Director	2001
William Carmichael(1)(3)(12)	65	Director	2003
Catherine Langham(1)(2)(13)	51	Director	2006
Dolores Kunda(2)(14)	53	Director	2008

(1)	Member of the Audit Committee
(2)	Member of the Compensation and Stock Option Committee
(3)	Member of the Finance Committee
(4)	Mr. Lyon has served as Chief Executive Officer since December 1, 2008. Previously, he had served as President of the Company since October 2003, and he also was the Company’s Chief Merchandising Officer from 2001 until 2007. He served as Executive Vice President and Chief Merchandising Officer of the Company from September 2001 to October 2003.
(5)	Mr. Schneider has served as President of the Company since December 1, 2008. He has served as Chief Operating Officer of the Company since October 2003 and he served as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Assistant Secretary from April 2001 to October 2003.
(6)	Mr. Wilhelm has served as Executive Vice President-Chief Financial Officer since March 30, 2009.
(7)	Mr. Cohen is a founder of The Finish Line, Inc. He served as Chief Executive Officer until December 1, 2008.
(8)	Mr. Klapper is a founder of The Finish Line, Inc. He served as a Senior Executive Vice President of the Company until December 26, 2008.
(9)	Mr. Sablosky is a founder of The Finish Line, Inc. He served as a Senior Executive Vice president of the Company until December 26, 2008.
(10)	Mr. Goldsmith is currently the Daniel Paul Professor of Government at Harvard’s Kennedy School of Government.
(11)	Mr. Kirkendall is a Partner in D.A. Weibring Golf Resources Group and Chief Executive Officer of Pure Motion, Inc.
(12)	Mr. Carmichael currently serves as Chairman of the Board of Trustees of the Columbia Funds Series Trust, Banc of America Funds Trust, Columbia Funds Master Investment Trust, and Columbia Funds Variable Insurance Trust I.
(13)	Ms. Langham is the co-founder, President and Chief Executive Officer of the global logistics firm Langham Logistics, Inc.
(14)	Ms. Kunda is the founder, President and Chief Executive Officer of Lapiz Integrated Hispanic Marketing.

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

	Fiscal 2009		Fiscal 2008
Quarter Ended	High	Low	High	Low
May	$8.00	$3.50	$13.86	$11.65
August	12.28	6.85	13.35	5.32
November	12.43	3.42	5.92	2.93
February	7.06	3.77	4.33	1.48

As of April 17, 2009, there were approximately 4,488 record holders of Class A Common Stock and three record holders of Class B Common Stock. The number of Class A Common Stock record holders excludes the beneficial owners of shares held in “street” names or held through participants in depositories.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock and declared quarterly cash dividends beginning in the second quarter of fiscal 2005 through the first quarter of fiscal 2008 for $0.025 per share of outstanding Class A and Class B Common Stock. This represented an annual amount for fiscal 2008 of $0.025 per share and $0.10 per share for fiscal 2007 and 2006. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the quarter ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. This represented an annual amount for fiscal 2009 of $0.09 per share. In determining whether and at what level to declare a dividend, the Company considers a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock, or approximately 9% of the aggregate Class A and Class B common stock outstanding through December 31, 2011. During the quarter ended February 28, 2009, there were no shares of Class A Common Stock repurchased by the Company.

Item 6—Selected Financial Data

	Year Ended
	February 28, 2009	March 1, 2008	March 3, 2007	February 25, 2006	February 26, 2005
	(in thousands, except per share and store operating data)
Statement of Operations Data(8):
Net sales	$1,262,263	$1,277,162	$1,331,959	$1,306,045	$1,166,767
Cost of sales (including occupancy costs)	886,309	905,726	929,693	894,724	798,033

Gross profit	375,954	371,436	402,266	411,321	368,734
Selling, general and administrative expenses	335,160	342,234	335,815	313,047	271,901
Terminated merger-related (income) cost, net	(1,969)	91,354	—	—	—
Impairment charges	32,588	5,661	3,559	2,523	—
Insurance settlement	—	—	(796)	—	(114)

Operating income (loss)	10,175	(67,813)	63,688	95,751	96,947
Interest income, net	821	1,380	1,021	2,008	1,076

Income (loss) from continuing operations before income taxes	10,996	(66,433)	64,709	97,759	98,023
Income tax expense (benefit)	6,959	(17,931)	24,445	36,710	36,760

Income (loss) from continuing operations	$4,037	$(48,502)	$40,264	$61,049	$61,263

Earnings Per Share Data(5):
Basic income (loss) from continuing operations per share	$0.07	$(1.03)	$0.85	$1.26	$1.27

Diluted income (loss) from continuing operations per share	$0.07	$(1.03)	$0.84	$1.24	$1.24

Dividends declared per share	$0.090	$0.025	$0.100	$0.100	$0.075

Share Data(5):
Basic weighted-average shares	53,846	47,196	47,250	48,508	48,283

Diluted weighted-average shares(1)	54,487	47,196	47,801	49,381	49,377

Selected Store Operating Data(7):
Number of stores
Opened during year	9	29	77	80	71
Closed during year	26	14	9	7	4
Acquired during year	—	—	—	—	37
Open at end of year	774	791	776	708	635
Total square feet(2)	4,040,596	4,181,140	4,128,925	3,864,739	3,519,114
Average square feet per store(2)	5,220	5,286	5,321	5,459	5,543
Net sales per square foot for comparable stores(3)(4)(6)	$290	$298	$319	$345	$351
(Decrease) increase in comparable store net sales(3)(6)	(0.4)%	(4.7)%	(5.7)%	0.7%	8.6%
Balance Sheet Data:
Working capital	$279,237	$234,747	$237,490	$239,112	$234,784
Total assets	$598,733	$643,047	$656,636	$627,816	$575,019
Total debt	$—	$—	$—	$—	$—
Shareholders’ equity	$424,394	$420,866	$449,278	$428,542	$385,971

(1)	Consists of weighted-average common and common equivalent shares outstanding for the year.
(2)	Computed as of the end of each fiscal year.
(3)	Calculation includes all stores that are open at the year-end and that have been open more than one year. Accordingly, stores opened and closed during the year are not included. Calculation includes internet sales.
(4)	Calculated excluding sales for the 53rd week in fiscal 2007.
(5)	Adjusted retroactively for two-for-one stock split effective as of close of business on November 17, 2004.
(6)	Man Alive stores are included in comparable store data beginning in fiscal 2007.
(7)	Paiva stores are excluded from all selected store operating data.
(8)	Amounts are from continuing operations only and therefore exclude results of Paiva, which are included in discontinued operations.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Finish Line, Inc. together with its subsidiaries (collectively the “Company”), is one of the largest mall-based specialty retailers in the United States, and operates under the Finish Line and Man Alive brand names.

Fiscal 2009 was one of the most difficult macro-economic environments in Finish Line’s history as we are operating in extraordinary times. However, we are pleased to report that despite these external pressures, the Company was able to successfully execute our strategic plan, improve our balance sheet and enhance shareholder value.

Net sales decreased 1.2% to $1,262.3 million in fiscal 2009 compared to $1,277.2 million in fiscal 2008. The decrease was primarily a result of comparable store net sales decreasing by 0.4% during fiscal 2009 in addition to a 2.1% decrease in the total number of stores open (9 stores opened less 26 stores closed) during the year from 791 stores at the end of fiscal 2008 to 774 stores at the end of fiscal 2009. Comparable footwear net sales increased 2.2% for fiscal 2009. The 2.2% increase in comparable footwear net sales was primarily a result of a 5.7% increase in average selling price for footwear at Finish Line stores, partially offset by a 3.5% decrease in the footwear units sold. Comparable softgoods net sales decreased by 10.2% for fiscal 2009. The 10.2% decrease in comparable softgoods net sales was attributable to a 12.7% decrease in Finish Line comparable softgoods net sales and a 3.0% decrease in Man Alive comparable softgoods sales. Finish Line’s decrease of 12.7% in softgoods is primarily the result of management’s plan to reduce softgoods inventory levels and focus on increasing inventory turns and the return on investments.

Income from continuing operations was $4.0 million in fiscal 2009 compared to a loss from continuing operations of $48.5 million for fiscal 2008. Included in the fiscal 2009 results was $32.6 million ($22.1 million net of tax) of non-cash impairment charges as well as $2.1 million ($1.2 million net of tax) of terminated merger-related income. Fiscal 2008 results included $91.4 million ($62.7 million net of tax) of terminated merger-related costs as well as $5.7 million ($3.5 million net of tax) of non-cash impairment charges.

We have accomplished these results because we have continued to focus more intently than ever on three core initiatives: aggressive cost containment, improved inventory management, and maintaining a premium assortment.

With respect to cost containment, our first strategic initiative, we made significant improvements in areas that included freight, distribution center, store labor, IT, communications, supplies and electricity. Our management team is revisiting contracts, working with departments, and leaving no stone unturned when it comes to searching for cost savings opportunities that will help enhance the financial performance of our Company. These efforts have already produced demonstrable results. We reduced SG&A expense by over $7 million for fiscal 2009 compared to fiscal 2008 and reduced to 26.6% of net sales in fiscal 2009 compared to 26.8% in fiscal 2008. A majority of these cost savings began in the 4th quarter and Fiscal 2010 will have a full year benefit of these initiatives.

Our second strategic initiative, improved inventory management, has also been successful. We reduced consolidated inventory per square foot by 8% at the end of the 1st quarter, 10% at the end of the 2nd quarter, 12% at the end of the 3rd quarter and 8% at fiscal year-end compared to the prior year. Better inventory management has helped us increase product margin, inventory turns and average selling price for footwear. We are proud to report that we improved in each of these metrics during fiscal 2009. Our consolidated product margin increased by 50 basis points, Finish Line’s inventory turns increased by 10% and average selling price for footwear increased by 5.7%. Our improved inventory management also enabled us to lower freight expense and decrease time spent by store employees handling product deliveries and store-to-store transfers. This in turn allowed our employees to spend more time servicing customers and lowered our working capital needs, contributing to an increase in cash provided by operations of $18.9 million to $59.4 million in fiscal 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our third strategic initiative is maintaining our premium product assortment. Despite the current economic downturn, we remain committed to our long-term vision of Finish Line as the premium athletic specialty store in the mall. We will continue to provide the consumer with the most relevant product assortments in both performance and sport style products from the best in class brands at every price point, and consistently refresh this assortment with new brands, new product launches, and new marketing initiatives in our stores and on the web as well. Our consolidated product margins were up 50 basis points during fiscal 2009 and comparable store net sales were approximately flat, which demonstrates our success with this initiative.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include store payroll and related payroll benefits, store operating expenses, advertising, cooperative advertising allowances following EITF 02-16 guidance, costs associated with operating our distribution facility and freight, including moving merchandise from our distribution center to stores, share-based compensation and other corporate related expenses.

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

Impairment of Long-Lived Assets.    The Company evaluates the recoverability of its long-lived assets, other than intangible assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which generally requires the Company to assess these assets for recoverability whenever events or changes in circumstance indicate that the carrying amounts of such assets may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.

The Company is required to perform an impairment review of its goodwill if impairment indicators arise and, at a minimum, annually under SFAS No. 142 “Goodwill and Other Intangible Assets”. The Company has chosen to perform this review at the end of January each fiscal year, and it is done in a two-step approach. The initial step requires that the carrying value be compared with its estimated fair value. The second step, to evaluate goodwill for impairment, is only required if the carrying value of that reporting unit exceeds its estimated fair value. Fair value is determined based on estimated future discounted cash flows. The Company evaluates its other intangible asset, specifically tradenames, for impairment on an annual basis by comparing the fair value of the asset with its carrying value. Fair value is determined based on estimate future discounted cash flows. As part of the annual impairment test for goodwill and intangible assets with indefinite lives, the Company assessed the carrying value of goodwill and intangible assets with indefinite lives acquired in its purchase of Man Alive for impairment. Upon completion of the impairment test, the Company determined that the goodwill and tradename of Man Alive were fully impaired and recorded a non-cash impairment charge of $12.1 million in the 4th quarter of fiscal 2009.

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

Income Taxes.    The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, tax credits and loss carryforwards. These assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. Deferred tax

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statements of Operations in the period that includes the enactment date.

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

Recent Accounting Pronouncements.    On March 2, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under FAS 157, fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. FAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The Company has cash equivalents of short-term money market funds backed by U.S. Treasury and Government securities. The Company also has marketable securities in U.S. Treasury Bills. The primary objective of our marketable securities activity is to preserve our capital for the purpose of funding operations and we do not invest in marketable securities for trading or speculative purposes. The fair values are based on unadjusted quoted market prices for the funds and marketable securities in active markets with sufficient volume and frequency. The adoption of FAS 157 did not have an impact on the Company’s results of operations, financial condition or liquidity.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amended FAS 157 to exclude from its scope SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amended FAS 157 to defer the effective date of FAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company), except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company does not expect this to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is applied prospectively upon adoption. The Company did not elect fair value treatment for any assets or liabilities under FAS 159 as of February 28, 2009.

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

In May 2008, the FASB staff revisited EITF issue No. 03-6 and issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-01 requires unvested share-based payments that entitle employees and nonemployee directors to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years with early adoption prohibited. The Company does not expect FSP EITF 03-6-1 to have a significant impact on its results of operations and financial position.

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

The following table sets forth store and square feet information of the Company by brand for each of the following years:

	Year ended
	February 28, 2009	March 1, 2008
Number of Stores:
Finish Line
Beginning of year	697	690
Opened	9	18
Closed	(17)	(11)

End of year	689	697

Man Alive
Beginning of year	94	86
Opened	—	11
Closed	(9)	(3)

End of year	85	94

Total
Beginning of year	791	776
Opened	9	29
Closed	(26)	(14)

End of year	774	791

	February 28, 2009	March 1, 2008
Square feet information as of:
Finish Line
Square feet	3,746,413	3,854,733
Average store size	5,437	5,530
Man Alive
Square feet	294,183	326,407
Average store size	3,461	3,472
Total
Square feet	4,040,596	4,181,140

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Year Ended
Category	February 28, 2009		March 1, 2008		March 3, 2007
Footwear	$1,023,371	81%	$1,009,088	79%	$1,032,085	77%
Softgoods	238,892	19%	268,074	21%	299,874	23%

Total	$1,262,263	100%	$1,277,162	100%	$1,331,959	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended
	February 28, 2009	March 1, 2008	March 3, 2007
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	70.2	70.9	69.8

Gross profit	29.8	29.1	30.2
Selling, general and administrative expenses	26.6	26.8	25.2
Terminated merger-related (income) cost, net	(0.2)	7.2	—
Impairment charges	2.6	0.4	0.3

Operating income (loss)	0.8	(5.3)	4.7
Interest income, net	0.1	0.1	0.1

Income (loss) from continuing operations before income taxes	0.9	(5.2)	4.8
Income tax expense (benefit)	0.6	(1.4)	1.8

Income (loss) from continuing operations	0.3%	(3.8)%	3.0%

Fiscal 2009 Compared to Fiscal 2008.    Net sales for fiscal 2009 were $1,262.3 million, a decrease of $14.9 million or 1.2%, compared to net sales for fiscal 2008 of $1,277.2 million. The decrease was primarily a result of comparable store net sales decreasing by 0.4% during fiscal 2009 and an additional $7.5 million decrease attributable to a 2.1% decrease in the total number of stores open (9 stores opened less 26 stores closed) during the year from 791 stores at the end of fiscal 2008 to 774 stores at the end of fiscal 2009. This decrease was partially offset by an increase of $5.5 million from the 28 existing stores open only part of fiscal 2008. Comparable footwear net sales increased 2.2% for fiscal 2009. The 2.2% increase in comparable footwear net sales was primarily a result of a 5.7% increase in average selling price for footwear at Finish Line stores, partially offset by a 3.5% decrease in the footwear units sold. Comparable softgoods net sales decreased by 10.2% for fiscal 2009. The 10.2% decrease in comparable softgoods net sales was attributable to a 12.7% decrease in Finish Line comparable softgoods net sales and a 3.0% decrease in Man Alive comparable softgoods sales. Finish Line’s decrease of 12.7% in softgoods is primarily the result of management’s plan to reduce softgoods inventory levels and focus on increasing inventory turns and return on investments.

Gross profit, which includes product margin, net of shrink, less store occupancy costs, for fiscal 2009 was $376.0 million compared to gross profit of $371.4 million in fiscal 2008. This represents an increase of approximately $4.6 million or 1.2%, compared to fiscal 2008, and an increase of 0.7% as a percentage of net sales. The 0.7% increase was a result of a 0.5% increase in product margin as a percentage of net sales and a 0.2% decrease in inventory shrink as a percentage of net sales. The 0.5% increase in product margin as a

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

percentage of net sales is primarily the result of being less promotional as the Company’s aged inventory, inventory mix and inventory turns continue to improve as we focus on premium product.

Selling, general and administrative expenses were $335.2 million in fiscal 2009, a decrease of $7.0 million or 2.1% compared to $342.2 million in fiscal 2008, and decreased to 26.6% from 26.8% as a percentage of net sales. The $7.0 decrease is primarily attributable to the Company’s efforts to evaluate and reduce selling, general and administrative expenses including expense reductions in store freight, store wages, and depreciation.

Terminated merger-related income, net was $2.0 million in fiscal 2009. The $2.0 million related to the final resolution of transaction expenses associated with the terminated merger. Terminated merger-related costs were $91.4 million (7.2% of net sales) in fiscal 2008. The $91.4 million consisted of $39.0 million related to the cash portion of the Settlement Agreement, $27.7 million related to the issuance of 6,518,971 shares for the non-cash portion of the Settlement Agreement and $24.7 million for legal and professional fees associated with the terminated merger and settlement. The Company does not expect to incur any significant ongoing costs relating to this matter.

Impairment charges were $32.6 million (2.6% of net sales) in fiscal 2009 compared to $5.7 million (0.4% of net sales) in fiscal 2008, an increase of $26.9 million. The $26.9 million increase was attributable to an increase in the number of impaired stores to 72 in fiscal 2009 compared to 26 in fiscal 2008 as well as a $12.1 million impairment charge for the goodwill and tradename related to the acquisition of Man Alive.

Net interest income for fiscal 2009 was $0.8 million (0.1% of net sales) compared to $1.4 million (0.1% of net sales) for fiscal 2008, a decrease of $0.6 million (40.5%). This decrease was due to lower interest rates earned for fiscal 2009 compared to fiscal 2008.

The Company’s federal and state income tax expense was $7.0 million (0.6% of net sales) and its effective tax rate was 63.3% for fiscal 2009 compared to a benefit for federal and state income taxes of $17.9 million (1.4% of net sales) and effective tax rate of 27% for fiscal 2008. The change in effective tax rate reflects non-deductible impairment of Goodwill associated with Man Alive in fiscal 2009 and a valuation allowance established in fiscal 2008 for certain deferred tax assets.

Income from continuing operations was $4.0 million for fiscal 2009 compared to loss from continuing operations of $48.5 million for fiscal 2008. Income from continuing operations per diluted share was $0.07 for fiscal 2009 compared to loss from continuing operations per diluted share of $1.03 for fiscal 2008. Diluted weighted average shares outstanding were 54,487,000 and 47,196,000, for fiscal 2009 and 2008, respectively. Diluted weighted shares outstanding for fiscal 2009 include the impact of the 6.5 million shares issued to Genesco related to the Settlement Agreement (see Note 2 to the Consolidated Financial Statements).

Fiscal 2008 Compared to Fiscal 2007.    Net sales for fiscal 2008 were $1,277.2 million, a decrease of $54.8 million or 4.1%, compared to net sales for fiscal 2007 of $1,332.0 million. The decrease was primarily a result of comparable store net sales decreasing by 4.7% during fiscal 2008 as well as fiscal 2007 having an additional 7 days of sales, which resulted in an additional $24.0 million of net sales. This decrease was partially offset by an increase of $20.6 million from the 77 existing stores open only part of fiscal 2007, and an additional $11.5 million attributable to a 1.9% increase in the total number of stores open during the year from 776 stores at the end of fiscal 2007 to 791 stores at the end of fiscal 2008. Comparable footwear net sales decreased 2.0% for fiscal 2008. The 2.0% decline was primarily poor performance of women’s attributable to the continued footwear. Comparable softgoods net sales decreased by 14.3% for fiscal 2008. The 14.3% decrease in comparable softgoods net sales was primarily due to a continued decline in the urban market related to Man Alive and weakness in Finish Line’s men’s and women’s jackets/outerwear and t-shirts, men’s fleece, and hats during fiscal 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Terminated merger-related costs were $91.4 million (7.2% of net sales) in fiscal 2008. The $91.4 million consisted of $39.0 million related to the cash portion of the Settlement Agreement, $27.7 million related to the issuance of 6,518,971 shares for the non-cash portion of the Settlement Agreement and $24.7 million for legal and professional fees associated with the terminated merger and settlement.

Asset impairment charge was $5.7 million (0.4% of net sales) in fiscal 2008 compared to $3.6 million (0.3% of net sales) in fiscal 2007, an increase of $2.1 million (59.1%). The $2.1 million increase was primarily attributable to an increase in the number of impaired stores to 26 in fiscal 2008 compared to 14 in fiscal 2007.

Net interest income for fiscal 2008 was $1.4 million (0.1% of net sales) compared to $1.0 million (0.1% of net sales) for fiscal 2007, an increase of $0.4 million (35.2%). This increase was due primarily to higher average cash and marketable securities balances for fiscal 2008 compared to fiscal 2007, as well as short-term borrowings during fiscal 2007.

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

Loss from continuing operations was $48.5 million for fiscal 2008 compared to income from continuing operations of $40.3 million for fiscal 2007. Loss from continuing operations per diluted share decreased to $1.03 for fiscal 2008 compared to income from continuing operations per diluted share of $0.84 for fiscal 2007. Diluted weighted average shares outstanding were 47,196,000 and 47,801,000, for fiscal 2008 and 2007, respectively. Diluted shares outstanding for fiscal 2008 do not include the impact of the 6,518,971 shares related to the Settlement Agreement as those were issued on March 7, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources.    The Company finances the opening of new stores and the resulting increase in inventory requirements principally from operating cash flow and cash on hand. Net cash provided by operations was $59.4 million, $40.5 million and $59.0 million for fiscal 2009, 2008 and 2007, respectively. At February 28, 2009, the Company had cash, cash equivalents and marketable securities of $115.9 million. This represents a $43.0 million increase in cash, cash equivalents and marketable securities from the $72.9 million at March 1, 2008. Cash equivalents are primarily invested in U.S. treasury and government instruments with daily liquidity. Marketable securities are invested in U.S. Treasury Bills.

Merchandise inventories were $239.4 million at February 28, 2009 compared to $268.3 million at March 1, 2008. On a comparable per square foot basis, consolidated merchandise inventories decreased 7.7% at February 28, 2009 compared to March 1, 2008. The 7.7% decrease per square foot compared to March 1, 2008 is a result of management’s plan to reduce inventory levels and increase inventory turns. The Company will remain focused on improving inventory turns and productivity.

Capital expenditures were $14.7 million, $29.4 million and $74.0 million for fiscal 2009, 2008 and 2007, respectively. Expenditures in fiscal 2009 were primarily for the construction of 9 new Finish Line stores, the remodeling of 16 existing Finish Line stores and various corporate technology upgrades.

The Company anticipates that total capital expenditures for the upcoming fiscal year will be approximately $15.0-$18.0 million. Of this amount, $11.0-$12.0 million is primarily for the construction of approximately 8-12 new Finish Line stores and the remodeling of 5-10 existing Finish Line stores and conversion of 4 existing Man Alive stores to the Decibel format. The remaining $4.0-$6.0 million is related to capital expenditures primarily at the corporate office, including merchandise system enhancements and e-commerce upgrades.

Based upon expenditures in fiscal 2009, the Company estimates its cash requirement to open a traditional new Finish Line store (averaging approximately 3,800 square feet) to be $0.7 million. These requirements for a traditional store include approximately $0.5 million for fixtures, equipment, leasehold improvements and pre-opening expenses and $0.3 million ($0.2 million net of payables) in new store inventory.

The Company has an unsecured committed Credit Agreement (the “Credit Agreement”) with a syndicate of commercial banks in the amount of $75.0 million, which expires on February 25, 2010. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving loans by up to an additional $75.0 million. The Company is in the process of renewing the Credit Agreement and expects to be completed in the 4th quarter of fiscal 2010.

The interest rates per annum applicable to amounts outstanding under the Credit Agreement are, at the Company’s option, either (a) the Alternate Base Rate as defined in the Credit Agreement (the “Alternate Base Rate”), or (b) the Eurodollar Base Rate as defined in the Credit Agreement (the “Eurodollar Base Rate”) plus a margin. The margin over the Eurodollar Base Rate under the Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum margin over the Eurodollar Base Rate under the Credit Agreement is 1.125% per annum and the applicable margin as of February 28, 2009 was 0.800%. Interest payments under the Credit Agreement are due on the interest payment dates specified in the Credit Agreement. At February 28, 2009, approximately $4.0 million in stand-by letters of credit were outstanding under the Credit Agreement. No advances were outstanding under the Credit Agreement as of February 28, 2009. Accordingly, the total revolving credit availability under the Credit Agreement was approximately $71.0 million at February 28, 2009.

The Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions and redemptions of common stock. In addition, the Company must maintain a minimum leverage ratio (as defined in the Credit Agreement) and minimum consolidated tangible net worth (as defined in the Credit Agreement). The Company was in compliance with all such covenants at February 28, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock, or approximately 9% of the aggregate Class A and Class B common stock outstanding. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. The Company did not repurchase any shares under the new stock repurchase program during fiscal 2009. As of February 28, 2009, the Company holds as treasury shares 5,271,375 shares of its Class A Common Stock at an average price of $8.84 per share for an aggregate purchase amount of $46.6 million.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the quarter ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors. The Company declared dividends of $4.9 million, $1.2 million and $4.7 million during fiscal 2009, 2008 and 2007, respectively. As of February 28, 2009 and March 1, 2008, dividends declared but not paid of $1.6 million and $0, respectively, were accrued in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets.

Pursuant to the Settlement Agreement entered into with UBS and Genesco (see Note 2 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data), the Company agreed to issue to Genesco 6,518,971 shares of the Company’s Class A Common Stock (the “Shares”). The Company delivered the Shares to Genesco on March 7, 2008. The Company filed a registration statement relating to the Shares with the Securities and Exchange Commission on April 4, 2008, which was declared effective on April 28, 2008. The Shares were distributed to Genesco shareholders on June 13, 2008. Also, as part of the Settlement Agreement, the Company agreed to pay Genesco $39.0 million in cash, which the Company paid on March 7, 2008.

Management believes that cash on hand, operating cash flow and borrowings under the Company’s existing Credit Agreement will be sufficient to complete the Company’s store expansion program and to satisfy the Company’s other capital requirements through the upcoming fiscal year.

The following table summarizes the Company’s long-term contractual obligations as of February 28, 2009:

		Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating Lease Obligations	$471,498	$89,744	$148,837	$119,542	$113,375
Other(1)	—	—	—	—	—

Total Contractual Obligations	$471,498	$89,744	$148,837	$119,542	$113,375

(1)	The Company expects to make cash outlays in the future related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $14.8 million as of February 28, 2009, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 7, “Income Taxes,” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled. Total purchase orders outstanding at February 28, 2009 are $310.2 million.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements as that term is defined in Item 303(a)(4) of Regulation S-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to changes in interest rates primarily from its investments in marketable securities. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of February 28, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited The Finish Line, Inc.’s internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Finish Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Finish Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Finish Line, Inc. as of February 28, 2009 and March 1, 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 28, 2009 of The Finish Line, Inc., and our report dated May 4, 2009 expressed an unqualified opinion thereon.

Indianapolis, Indiana

May 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of February 28, 2009 and March 1, 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 28, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at February 28, 2009 and March 1, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Finish Line, Inc.’s. internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 4, 2009, expressed an unqualified opinion thereon.

Indianapolis, Indiana

May 4, 2009

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 28, 2009	March 1, 2008
Assets
Current Assets
Cash and cash equivalents	$100,962	$72,901
Marketable securities	14,913	—
Accounts receivable, net	4,930	7,746
Merchandise inventories, net	239,409	268,333
Deferred income taxes	—	16,992
Income taxes receivable	8,492	—
Other	18,369	15,835

Total current assets	387,075	381,807

Property and Equipment
Land	1,557	1,557
Building	41,843	41,429
Leasehold improvements	250,031	274,249
Furniture, fixtures and equipment	110,415	113,995
Construction in progress	1,589	2,842

	405,435	434,072
Less accumulated depreciation	232,316	216,238

	173,119	217,834

Deferred income taxes	37,290	29,692
Goodwill	—	5,964
Other assets, net	1,249	7,750

Total assets	$598,733	$643,047

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$64,415	$63,768
Terminated merger-related liabilities	—	47,129
Employee compensation	12,599	10,159
Accrued property and sales tax	7,722	8,100
Income taxes payable	—	1,734
Deferred income taxes	7,213	—
Other liabilities and accrued expenses	15,889	16,170

Total current liabilities	107,838	147,060

Commitments and contingencies

Deferred credits from landlords	51,939	59,642
Other long-term liabilities	14,562	15,479

Shareholders’ Equity
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—(2009—55,296; 2008—47,649)
Shares outstanding—(2009—50,025; 2008—42,206)	553	476
Class B:
Shares authorized—10,000
Shares issued and outstanding—(2009—4,013; 2008—5,141)	40	52
Additional paid-in capital	186,655	182,756
Retained earnings	283,757	284,936
Treasury stock (2009—5,271; 2008—5,443)	(46,611)	(47,354)

Total shareholders’ equity	424,394	420,866

Total liabilities and shareholders’ equity	$598,733	$643,047

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended
	February 28, 2009	March 1, 2008	March 3, 2007
Net sales	$1,262,263	$1,277,162	$1,331,959
Cost of sales (including occupancy costs)	886,309	905,726	929,693

Gross profit	375,954	371,436	402,266
Selling, general and administrative expenses	335,160	342,234	335,019
Terminated merger-related (income) cost, net	(1,969)	91,354	—
Impairment charges	32,588	5,661	3,559

Operating income (loss)	10,175	(67,813)	63,688
Interest income, net	821	1,380	1,021

Income (loss) from continuing operations before income taxes	10,996	(66,433)	64,709
Income tax expense (benefit)	6,959	(17,931)	24,445

Income (loss) from continuing operations	4,037	(48,502)	40,264
Loss from discontinued operations, net of income tax benefit	(279)	(12,310)	(7,900)

Net income (loss)	$3,758	$(60,812)	$32,364

Income (loss) per basic share:
Income (loss) from continuing operations	$0.07	$(1.03)	$0.85
Loss from discontinued operations	—	(0.26)	(0.17)

Net income (loss)	$0.07	$(1.29)	$0.68

Income (loss) per diluted share:
Income (loss) from continuing operations	$0.07	$(1.03)	$0.84
Loss from discontinued operations	—	(0.26)	(0.16)

Net income (loss)	$0.07	$(1.29)	$0.68

Dividends declared per share	$0.090	$0.025	$0.100

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 28, 2009	March 1, 2008	March 3, 2007
Operating activities
Net income (loss)	$3,758	$(60,812)	$32,364
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charges	32,588	17,189	7,531
Depreciation and amortization	37,496	41,157	39,571
Issuance of Class A Common Stock related to terminated merger	—	27,706	—
Deferred income taxes	16,607	(44,718)	(4,395)
Loss on disposal of property and equipment	1,063	694	727
Share-based compensation	4,412	6,123	5,620
Excess tax benefits from share-based compensation	(52)	(158)	(890)
Changes in operating assets and liabilities
Accounts receivable	2,816	5,099	(846)
Merchandise inventories	28,924	18,967	(18,710)
Other assets	(2,589)	1,532	(12,992)
Accounts payable	647	(19,858)	(380)
Employee compensation	2,440	1,541	(3,408)
Terminated merger-related liabilities	(47,129)	47,129	—
Income taxes payable/receivable	(12,143)	636	2,003
Other liabilities and accrued expenses	(1,733)	3,112	5,178
Deferred credits from landlords	(7,703)	(4,830)	7,613

Net cash provided by operating activities	59,402	40,509	58,986

Investing activities
Additions to property and equipment	(14,734)	(29,405)	(73,993)
Proceeds from disposals of property and equipment	933	277	231
Settlement of Man Alive holdback	—	—	(1,500)
Purchases of marketable securities	(24,899)	(58,750)	(106,400)
Proceeds from sale of marketable securities	9,986	58,750	155,475

Net cash used in investing activities	(28,714)	(29,128)	(26,187)

Financing activities
Proceeds from short-term borrowings	10,000	1,800	95,900
Repayments on short-term borrowings	(10,000)	(1,800)	(95,900)
Dividends paid to shareholders	(3,292)	(2,376)	(4,762)
Proceeds from issuance of common stock	613	874	2,068
Excess tax benefits from share-based compensation	52	158	890
Purchase of treasury stock	—	—	(15,619)

Net cash used in financing activities	(2,627)	(1,344)	(17,423)

Net increase in cash and cash equivalents	28,061	10,037	15,376
Cash and cash equivalents at beginning of year	72,901	62,864	47,488

Cash and cash equivalents at end of year	$100,962	$72,901	$62,864

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Totals
	Class A	Class B	Treasury	Class A	Class B
Balance at February 25, 2006	42,865	5,141	4,784	$476	$52	$142,645	$319,656	$(34,287)	$428,542
Net income							32,364		32,364
Cash dividends declared ($0.10 per share)							(4,744)		(4,744)
Non-qualified Class A Common Stock options exercised and related tax benefits	387		(387)			1,020		1,582	2,602
Share-based compensation	(16)		16			5,683		(63)	5,620
Shares issued under employee stock purchase plan	44		(44)			319		194	513
Treasury stock purchased	(1,260)		1,260					(15,619)	(15,619)

Balance at March 3, 2007	42,020	5,141	5,629	476	52	149,667	347,276	(48,193)	449,278
Net loss							(60,812)		(60,812)
Cash dividends declared ($0.025 per share)							(1,193)		(1,193)
Cumulative effect of adoption of FIN 48							(335)		(335)
Non-qualified Class A Common Stock options exercised and related tax benefits	95		(95)			(756)		435	(321)
Share-based compensation	(1)		1			6,129		(6)	6,123
Shares issued under employee stock purchase plan	92		(92)			10		410	420
Class A Common Stock to be issued related to terminated merger						27,706			27,706

Balance at March 1, 2008	42,206	5,141	5,443	476	52	182,756	284,936	(47,354)	420,866
Net income							3,758		3,758
Cash dividends declared ($0.09 per share)							(4,937)		(4,937)
Non-qualified Class A Common Stock options exercised and related tax benefits	39		(39)			(192)		173	(19)
Share-based compensation						4,412			4,412
Restricted shares vested, net of repurchase for taxes	60		(60)			(353)		247	(106)
Shares issued under employee stock purchase plan	73		(73)			97		323	420
Class A Common Stock issued related to terminated merger	6,519			65		(65)			—
Class B Common Stock conversion to Class A Common Stock	1,128	(1,128)		12	(12)				—

Balance at February 28, 2009	50,025	4,013	5,271	$553	$40	$186,655	$283,757	$(46,611)	$424,394

See accompanying notes

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Basis of Presentation.    The consolidated financial statements include the accounts of The Finish Line, Inc. (“Finish Line”) and its wholly-owned subsidiaries The Finish Line Man Alive, Inc. (“Man Alive”), Paiva, LLC (“Paiva”), The Finish Line USA, Inc., The Finish Line Distribution, Inc., Spike’s Holding, LLC (a wholly-owned subsidiary of The Finish Line USA, Inc.) and Finish Line Transportation Co., Inc. (collectively, the “Company”). All intercompany transactions and balances have been eliminated. Throughout these notes to the consolidated financial statements, the fiscal years ended February 28, 2009, March 1, 2008 and March 3, 2007 are referred to as 2009, 2008 and 2007, respectively.

The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in 2009 and 2008 and 53 weeks in 2007.

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

In 2009, the Company purchased approximately 75% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 59%, 53% and 52% of merchandise purchases in 2009, 2008 and 2007, respectively.

Use of Estimates.    Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents.    Cash and cash equivalents consist primarily of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

Marketable Securities.    The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company had $14,913,000 of outstanding Marketable Securities as of February 28, 2009 and no outstanding Marketable Securities as of March 1, 2008. The $14,913,000 of outstanding marketable securities consisted of U.S. Treasury Bills and are classified as held-to-maturity.

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

Property and Equipment.    Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings and 3 to 10 years for furniture, fixtures

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and equipment. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred. Depreciation expense for 2009, 2008 and 2007 was $37,215,000, $40,189,000 and $38,331,000, respectively.

Impairment of Long-Lived Assets.    The Company accounts for long-lived assets, other than intangible assets, in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The Company reviews long-lived assets for impairment related to all stores open for at least two years with negative contribution and cash flows as well as stores opened less then two years whenever other events or changes in circumstances indicate the store’s assets may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values.

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

The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each operating segment to its carrying value. The Company determines the fair value of its operating segments using a combination of a discounted cash flow and a market value approach. If the fair value of the operating segment exceeds the carrying value of the net assets assigned to that operating segment, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the operating segment exceeds the fair value of the operating segment, then the Company must perform the second step in order to determine the implied fair value of the operating segment’s goodwill and compare it to the carrying value of the operating segment’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired operating segment based on their fair value and determining the fair value of the impaired operating segment’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.

Intangible assets that have been determined to have indefinite lives are also not subject to amortization and are reviewed at least annually for potential impairment, as described above. The fair value of the Company’s intangible assets are estimated and compared to their carrying value. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

Intangible assets with finite lives relate to lease acquisition costs and are amortized over the lease term. The weighted average life of the lease acquisition costs is 6.9 years. The gross cost of the intangible assets with finite lives was $2,015,000 and $2,575,000 and accumulated amortization was $896,000 and $944,000 as of February 28, 2009 and March 1, 2008, respectively. Lease acquisition costs of $231,000, net were written off during 2009 related to store level impairment charges, as discussed in Note 11. Amortization expense for 2009, 2008 and 2007 was $281,000, $278,000 and $353,000, respectively. Annual estimated amortization expense for finite lived intangible assets is expected to approximate $162,000 over the next five years.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include store payroll and related payroll benefits, store operating expenses, advertising, cooperative advertising allowances following EITF 02-16 guidance, costs associated with operating our distribution facility and freight, including moving merchandise from our distribution center to stores, share-based compensation and other corporate related expenses.

Advertising.    The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred following EITF 02-16 guidance. Advertising expense was as follows:

	Year ended February 28, 2009	Year ended March 1, 2008	Year ended March 3, 2007
	(in thousands)
Advertising expense	$24,320	$28,476	$27,172
Cooperative advertising credits	(4,573)	(6,729)	(7,828)

Net advertising expense	$19,747	$21,747	$19,344

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company records an accrual for exposures after evaluating the positions associated with its various income tax filings. A number of years may elapse before a particular matter for which the Company has established an accrual is audited and fully resolved or clarified. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Beginning in 2008, the Company includes its accrual for uncertain tax positions, including accrued penalties and interest, in “Other long-term liabilities” on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the accrual for uncertain tax positions, including accrued penalties and interest, are included in “Income tax expense (benefit)” on the Consolidated Statements of Operations.

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

Financial Instruments.    Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2009 and March 1, 2008, the Company had not invested in, nor did it have, any derivative financial instruments.

Share-Based Compensation.    The Company accounts for share-based compensation according to SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. FAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period.

Share-based compensation expense recognized in the Consolidated Statements of Operations for 2009, 2008 and 2007 is based on awards ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applies an estimated forfeiture rate based on historical data to determine the amount of compensation expense recognized in the Consolidated Statements of Operations.

Compensation expense for stock options is recognized, net of forfeitures, over the requisite service period on a straight-line basis, using a single option approach (each option is valued as one grant, irrespective of the number of vesting tranches). Restricted stock expense is recognized, net of forfeitures, on a straight-line basis over the requisite service period.

Fair Value Measurements.    On March 2, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under FAS 157, fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. FAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company has cash equivalents of short-term money market funds backed by U.S. Treasury and Government securities. The Company also has marketable securities in U.S. Treasury Bills. The primary objective of our marketable securities activity is to preserve our capital for the purpose of funding operations and we do not enter into marketable securities for trading or speculative purposes. The fair values are based on unadjusted quoted market prices for the funds and marketable securities in active markets with sufficient volume and frequency (Level 1). The adoption of FAS 157 did not have an impact on the Company’s results of operations, financial condition or liquidity.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amended FAS 157 to exclude from its scope SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pronouncements that address leasing transactions. Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amended FAS 157 to defer the effective date of FAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company), except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company does not believe the impact of FAS 157 on its non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis will have a significant impact on the Company’s results of operations, financial condition or liquidity.

Recent Accounting Pronouncements.    In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is applied prospectively upon adoption. The Company did not elect fair value treatment for any assets or liabilities under FAS 159 as of February 28, 2009.

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

In May 2008, the FASB staff revisited EITF issue No. 03-6 and issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-01 requires unvested share-based payments that entitle employees and nonemployee directors to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years with early adoption prohibited. The Company does not expect FSP EITF 03-6-1 to significantly impact its results of operations and financial position.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2009, the Company recorded terminated merger-related income of $1,969,000 related to the final resolution of transaction expenses associated with the terminated merger. In 2008, terminated merger-related costs of $91,354,000 consisted of $39,000,000 related to the cash payment, $27,706,000 related to the issuance of the Shares, and $24,648,000 of legal and professional fees related to the terminated merger and settlement. The Company does not expect to incur any significant ongoing costs relating to this matter.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended
	February 28, 2009	March 1, 2008	March 3, 2007
	(in thousands)
Net sales	$—	$7,230	$6,248

Loss from discontinued operations	$(475)	$(20,526)	$(12,509)
Income tax benefit	196	8,216	4,609

Loss from discontinued operations, net of income tax benefit	$(279)	$(12,310)	$(7,900)

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

Based on the Company’s current estimates as of February 28, 2009, future lease payments, including estimated lease termination payments, and repayment of unamortized construction allowances are expected to result in a total cash outlay of approximately $387,000 and $102,000, respectively. Unamortized construction allowances are included within “Deferred credits from landlords.” The Company anticipates that all cash payments will occur within the next 10 months.

The balance and net activity for the estimated future lease payments, including estimated lease termination payments, which are included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Lease Reserve
Balance at March 3, 2007	$—
Provision	5,287
Cash payments	(3,713)

Balance at March 1, 2008	1,574
Provision	515
Cash payments	(1,702)

Balance at February 28, 2009	$387

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5.    Debt Agreement

At February 28, 2009, the Company had a $75,000,000 revolving credit facility (the “Credit Agreement”) that expires on February 25, 2010. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving loans by up to an additional $75,000,000. The Credit Agreement is available to be used by the Company to fund its working capital needs and for other general corporate purposes.

Approximately $3,950,000 in stand-by letters of credit was outstanding as of February 28, 2009 under the Credit Agreement. No advances were outstanding under the Credit Agreement as of February 28, 2009 or March 1, 2008. Accordingly, the total revolving credit availability under the Credit Agreement was $71,050,000 as of February 28, 2009.

The Company’s ability to borrow monies in the future under the Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions and redemptions of common stock. In addition, the Company must maintain a minimum leverage ratio (as defined in the Credit Agreement) and minimum consolidated tangible net worth (as defined in the Credit Agreement). The Company was in compliance with all such covenants at February 28, 2009.

To maintain availability of funds under the Credit Agreement, the Company pays a commitment fee on the unused portion of the revolving credit commitments. At February 28, 2009, this commitment fee was 0.150%. Such commitment fee may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum percentage that the commitment fee could be is 0.200%.

The interest rates per annum applicable to amounts outstanding under the Credit Agreement are, at the Company’s option, either (a) the Alternate Base Rate as defined in the Credit Agreement (the “Alternate Base Rate”), or (b) the Eurodollar Base Rate as defined in the Credit Agreement (the “Eurodollar Base Rate”) plus a margin. The margin over the Eurodollar Base Rate under the Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum margin over the Eurodollar Base Rate under the Credit Agreement will be 1.125% per annum and the applicable margin as of February 28, 2009 was 0.800%. Interest payments under the Credit Agreement are due on the interest payment dates specified in the Credit Agreement.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management determines that achieving the specified levels during the fiscal year is probable. In addition to rent payments, these leases generally require the Company to pay real estate taxes, insurance, maintenance and other costs. The components of rent expense incurred under these leases are as follows:

	2009	2008	2007
	(in thousands)
Base rent, net of landlord deferred credits	$89,794	$89,813	$85,404
Step rent	(556)	(571)	1,444
Contingent rent	1,774	1,647	2,916

Rent expense	$91,012	$90,889	$89,764

A schedule of future base rent payments by fiscal year for signed operating leases at February 28, 2009 with initial or remaining non-cancelable terms of one year or more is as follows:

(in thousands)
2010	$89,744
2011	79,166
2012	69,671
2013	62,596
2014	56,946
Thereafter	113,375

$471,498

This schedule of future base rent payments includes lease commitments for 1 new store and 12 remodels that were not open as of February 28, 2009.

7.    Income Taxes

The components of income taxes from continuing operations are as follows:

	2009	2008	2007
	(in thousands)
Currently payable:
Federal	$(8,908)	$17,744	$22,754
State	(353)	10,452	4,353

	(9,261)	28,196	27,107
Deferred:
Federal	14,530	(38,715)	(2,316)
State	1,690	(7,412)	(346)

	16,220	(46,127)	(2,662)

Total income tax expense (benefit) from continuing operations	$6,959	$(17,931)	$24,445

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Deferred credits from landlords	$21,272	$24,598
Capital loss carryforward	6,546	6,579
Share-based compensation	5,030	3,779
Property and equipment	4,848	—
Vacation accrual	880	1,162
Terminated merger-related liabilities	—	33,645
Other	7,114	5,726

Total gross deferred tax assets	45,690	75,489
Less valuation allowance	(6,546)	(6,579)

Total net deferred tax assets	39,144	68,910
Deferred tax liabilities:
Inventories	(8,327)	(13,667)
Property and equipment	—	(5,403)
Intangibles	—	(2,404)
Other	(740)	(752)

Total deferred tax liabilities	(9,067)	(22,226)

Net deferred tax asset	$30,077	$46,684

The valuation allowance of $6,546,000 and $6,579,000 in 2009 and 2008, respectively, relates to a deferred tax asset recorded for capital loss carryforward. In assessing the realizability of the deferred tax asset related to the capital loss, the Company considered whether it is more likely than not that the deferred tax asset relating to the capital loss will be realized. The ultimate realization of the deferred tax asset relating to the capital loss carryforward is contingent upon the future generation of capital gain income during the 5-year carryforward period. Based on the level of historical capital gain income and current estimates of future capital gain income, the Company does not believe it is more likely than not that the capital loss carryforward will be realized during the 5-year carryforward period.

The effective income tax rate related to continuing operations varies from the statutory federal income tax rate for 2009, 2008 and 2007 due to the following:

	2009	2008	2007
Tax at statutory federal income tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal benefit	5.8	(3.0)	2.9
Goodwill impairment	19.0	—	—
Tax-exempt interest	(0.3)	(0.7)	(0.8)
Valuation allowance	—	8.8	—
Tax contingencies	1.1	3.0	1.2
Other	2.7	(0.1)	(0.5)

	63.3%	(27.0)%	37.8%

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2009, the Company has approximately $209,000 of general business credits for federal tax purposes and $30,200,000 of net operating losses for state tax purposes. If not used, these carryforwards will expire between 2022 and 2028.

Payments of income taxes, net of refunds received, for 2009, 2008 and 2007 were $2,374,000, $17,491,000 and $13,939,000, respectively.

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

Upon adoption of FIN 48, the Company recognized an additional $335,000 liability for unrecognized tax benefits, which was accounted for as a reduction to the Company’s opening retained earnings on March 4, 2007. Including the cumulative effect increase, at March 4, 2007, the Company had $8,643,000 of total unrecognized tax benefits, $4,612,000 of which would affect the Company’s effective tax rate if recognized in future periods. The Company also reclassified $8,643,000 of unrecognized tax benefits from Current Liabilities—Income taxes payable to Other long-term liabilities on the Consolidated Balance Sheets.

As of February 28, 2009 and March 1, 2008, the Company had $14,820,000 and $16,130,000 of unrecognized tax benefits, including interest and penalty, respectively, of which, $5,580,000 and $5,503,000 respectively, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits as of February 28, 2009, it is reasonably possible that $1,578,000 could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the Consolidated Balance Sheets in the period in which such the matter is effectively settled with the tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. In 2009 and 2008, $245,000 and $1,278,000, respectively, of interest and penalties were included in “Income tax expense (benefit)” on the Consolidated Statements of Operations. The Company has accrued approximately $2,977,000 and $2,664,000 for the payment of interest and penalties for the years ended February 28, 2009 and March 1, 2008, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to unrecognized tax benefits for U.S. federal and state tax jurisdictions without interest and penalties:

	2009	2008
	(in thousands)
Gross Unrecognized Tax Benefits at Beginning of Year	$13,466	$7,257
Increases in Tax Positions for Prior Years	181	2,475
Decreases in Tax Positions for Prior Years	(749)	(1,334)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	136	5,661
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(794)	(320)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(397)	(273)

Gross Unrecognized Tax Benefits at End of Year	$11,843	$13,466

The Company is subject to U.S. federal income tax as well as income tax by multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through fiscal 2005 and all state and local income tax matters through fiscal 1999. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities.

8.    Retirement Plan

The Company sponsors a defined contribution profit sharing plan, which covers substantially all employees who have completed one year of service. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan also has a 401(k) feature whereby the Company matches 100 percent of employee contributions to the plan up to three percent of an employee’s wages. The Company’s total expense for the plan in 2009, 2008 and 2007 amounted to $2,120,000, $1,678,000 and $2,577,000, respectively.

The Company has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under the qualified defined contribution plan. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $130,000 and $19,000 at February 28, 2009 and March 1, 2008, respectively, and is included in “Other long-term liabilities”. Total expense recorded under these plans was $39,000 and $0 for fiscal 2009 and 2008, respectively.

9.    Stock Plans

Stock Option Activity

The Company’s Board of Directors have reserved 6,500,000 shares of Class A Common Stock for issuance upon exercise of options or other awards under the option plan. Stock options have been granted to directors, officers and other key employees. Generally, options outstanding under the plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years and expire ten years after the date of grant.

During October 2003, the Company awarded 40,000 options at a price equal to $0.50 which cliff vested after five years and expire ten years after the date of grant. Total compensation expense recognized for these option awards was $73,000, $113,000 and $115,000 for 2009, 2008 and 2007, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated weighted-average fair value of the individual options granted during 2009, 2008 and 2007 was $1.91, $3.94 and $6.40, respectively on the date of the grant. The fair values for all years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007
Dividend yield	—	0.66%	0.76%
Volatility	47.9%	36.9%	45.0%
Risk-free interest rate	2.31%	4.49%	4.67%
Expected life	4.6 years	4.5 years	4.5 years

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

A reconciliation of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 1, 2008	2,825,150	$11.73
Granted	596,000	4.51
Exercised	(39,200)	4.93		$143,903
Forfeited	(107,000)	8.14
Expired	(52,020)	12.85

Outstanding at February 28, 2009	3,222,930	$10.58	5.8	$219,414

Exercisable at February 28, 2009	2,361,730	$11.26	4.9	$205,554

As of February 28, 2009, there was $1,395,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.6 years.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $144,000, $699,000 and $3,788,000, respectively.

The following table summarizes information concerning outstanding and exercisable options at February 28, 2009:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 1-$ 5	812,370	6.9	$4.14	336,370	$3.67
$ 5-$10	764,120	3.8	6.80	764,120	6.80
$10-$15	662,000	7.0	12.99	418,200	13.16
$15-$25	984,440	5.6	17.20	843,040	17.39

	3,222,930	5.8	$10.58	2,361,730	$11.26

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded compensation expense of $1,865,000, $3,737,000 and $4,457,000 in 2009, 2008 and 2007, respectively; related to stock options, including the $0.50 options.

Restricted Stock Activity

Beginning in 2006, the Company has granted certain key employees and directors shares of the Company’s stock to be earned over time. The restricted stock was granted under the 2002 Stock Incentive Plan and generally vests over a three-year period. The Company recorded compensation expense of $2,474,000, $2,316,000 and $1,075,000 in 2009, 2008 and 2007, respectively; related to restricted stock.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at March 1, 2008	453,300	$12.99
Granted	537,282	4.70
Vested	(82,000)	10.64
Forfeited	(108,600)	7.59

Unvested at February 28, 2009	799,982	$8.40

As of February 28, 2009, there was $2,561,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 1.5 years. The total value of awards for which restrictions lapsed during 2009 was $421,000.

Employee Stock Purchase Plan

In 2005, the Company adopted The Finish Line, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees are able to contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85 percent of the market price on a specified date each offering period. As of February 28, 2009, 2,400,000 shares of common stock were authorized for purchase under the ESPP, of which, 73,000, 92,000 and 44,000 shares were purchased during 2009, 2008 and 2007, respectively. In accordance with the provisions of FAS 123(R), the Company recognizes compensation expense based on the 15% discount at purchase. The Company recorded compensation expense of $73,000, $70,000 and $88,000 in 2009, 2008 and 2007, respectively; related to the ESPP.

Total share-based compensation expense recognized under FAS 123(R) for 2009, 2008 and 2007 was $4,412,000, $6,123,000 and $5,620,000, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing earnings per share:

	2009	2008	2007
	(in thousands except per share amounts)
Income (loss) from continuing operations	$3,758	$(48,502)	$40,264

Basic earnings (loss) from continuing operations per share:
Weighted-average number of common shares outstanding	53,846	47,196	47,250
Basic earnings (loss) from continuing operations per share	$0.07	$(1.03)	$0.85
Diluted earnings (loss) from continuing operations per share:
Weighted-average number of common shares outstanding	53,846	47,196	47,250
Stock options and restricted stock(a)	641	—	551

Diluted weighted-average number of common shares outstanding	54,487	47,196	47,801

Diluted earnings (loss) from continuing operations per share	$0.07	$(1.03)	$0.84

(a)	The computation of diluted earnings from continuing operations per share excludes options to purchase approximately 2.1 million, 2.9 million and 1.6 million shares of common stock in 2009, 2008 and 2007, respectively, because the impact of such options would have been antidilutive.

11.    Common Stock

At February 28, 2009, shares of the Company’s stock outstanding consisted of Class A and Class B Common Stock. Class A and Class B Common Stock have identical rights with respect to dividends and liquidation preference. However, Class A and Class B Common Stock differ with respect to voting rights, convertibility and transferability.

Holders of Class A Common Stock are entitled to one vote for each share held of record, and holders of Class B Common Stock are entitled to ten votes for each share held of record. The Class A Common Stock and the Class B Common Stock vote together as a single class on all matters submitted to a vote of shareholders (including the election of directors), except that, in the case of a proposed amendment to the Company’s Articles of Incorporation that would alter the powers, preferences or special rights of either Class A Common Stock or the Class B Common Stock, the class of Common Stock to be altered shall vote on the amendment as a separate class. Shares of Class A and Class B Common Stock do not have cumulative voting rights.

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

On July 22, 2004, the Company’s Board of Directors approved a stock repurchase program in which the Company was authorized to purchase on the open market or in privately negotiated transactions through December 31, 2007, up to 5,000,000 shares of the Company’s Class A Common Stock outstanding. The Company purchased no shares and 1,260,017 shares at an average price of $0 and $12.40 during 2008 and 2007, respectively. As of December 31, 2007, the expiration of the repurchase program, the Company had purchased

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2,584,617 shares of its Class A Common Stock at an average price of $13.73 per share for an aggregate amount of $35,484,000. On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock, or approximately 9% of the aggregate Class A and Class B common stock outstanding. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. Such purchases, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash. The Company did not repurchase any shares under the new stock repurchase program during 2009. As of February 28, 2009, the Company holds as treasury shares 5,271,375 shares of its Class A Common Stock at an average price of $8.84 per share for an aggregate purchase amount of $46,611,000. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the quarter ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. The Company declared dividends of $4,937,000 and $1,193,000 during 2009 and 2008, respectively. As of February 28, 2009 and March 1, 2008, dividends declared but not paid of $1,645,000 and $0, respectively, were accrued in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

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

12.    Impairment Charges

Long-Lived Assets

In the fourth quarter of 2009, 2008 and 2007, the Company recorded asset impairment charges totaling $20,524,000 for 72 identified under-performing stores (55 Man Alive stores totaling $14,406,000 and 17 Finish Line stores totaling $6,118,000), $5,661,000 for 26 identified under-performing stores (8 Man Alive stores totaling $1,110,000 and 18 Finish Line stores totaling $4,551,000) and $3,559,000 for 14 identified under-performing Finish Line stores, respectively, pursuant to FAS 144. The asset impairment review encompassed all stores open for at least two years with negative contribution and cash flows as well as stores opened less than two years which had other events or changes in circumstances that indicated the store’s assets may not be recoverable. The asset impairment charge was calculated as the difference between the carrying amount of the impaired assets and each impaired store’s estimated future discounted cash flows.

Goodwill and Other Intangibles

As part of the annual impairment test for goodwill and intangible assets with indefinite lives in the 4th quarter of 2009, the Company assessed the carrying value of goodwill and intangible assets with indefinite lives acquired in its purchase of Man Alive for impairment. Upon completion of the impairment test, the Company determined that the goodwill and tradename of Man Alive were fully impaired and recorded a non-cash impairment charge of $12,064,000.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Quarterly Financial Information (Unaudited)

	Quarter Ended
	May 31, 2008		August 30, 2008		November 29, 2008		February 28, 2009
	(Dollars in thousands, except per share data)
Statement of Operations Data(a):
Net sales	$287,939	100.0%	$353,312	100.0%	$256,864	100.0%	$364,148	100.0%
Cost of sales (including occupancy costs)	204,812	71.1	242,600	68.7	190,280	74.1	248,617	68.3

Gross profit	83,127	28.9	110,712	31.3	66,584	25.9	115,531	31.7
Selling, general and administrative expenses	81,389	28.3	89,260	25.3	81,060	31.5	83,451	22.9
Terminated merger-related (income) cost, net	38	—	45	—	23	—	(2,075)	(0.6)
Impairment charges	—	—	—	—	—	—	32,588	9.0

Operating income (loss)	1,700	0.6	21,407	6.0	(14,499)	(5.6)	1,567	0.4
Interest income, net	255	0.1	244	0.1	194	0.1	128	0.1

Income (loss) from continuing operations before income taxes	1,955	0.7	21,651	6.1	(14,305)	(5.5)	1,695	0.5
Income tax expense (benefit)	1,090	0.4	8,431	2.4	(5,462)	(2.1)	2,900	0.8

Income (loss) from continuing operations	865	0.3	13,220	3.7	(8,843)	(3.4)	(1,205)	(0.3)
Income (loss) from discontinued operations, net of income tax benefit	3	—	(126)	—	—	—	(156)	(0.1)

Net income (loss)	$868	0.3%	$13,094	3.7%	$(8,843)	(3.4)%	$(1,361)	(0.4)%

Income (loss) per diluted share:
Income (loss) from continuing operations	$0.02		$0.24		$(0.16)		$(0.03)
Loss from discontinued operations	—		—		—		—

Net income (loss)	$0.02		$0.24		$(0.16)		$(0.03)

Dividends declared per share	$—		$0.030		$0.030		$0.030

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	June 2, 2007		September 1, 2007		December 1, 2007		March 1, 2008
	(Dollars in thousands, except per share data)
Statement of Operations Data(a):
Net sales	$285,751	100.0%	$339,959	100.0%	$268,699	100.0%	$382,753	100.0%
Cost of sales (including occupancy costs)	208,658	73.0	238,702	70.2	198,803	74.0	259,563	67.8

Gross profit	77,093	27.0	101,257	29.8	69,896	26.0	123,190	32.2
Selling, general and administrative expenses	80,815	28.3	89,296	26.3	83,261	31.0	88,862	23.2
Terminated merger-related costs	—	—	225	0.1	9,658	3.6	81,471	21.3

Impairment charges	—	—	—	—	—	—	5,661	1.5

Operating (loss) income	(3,722)	(1.3)	11,736	3.4	(23,023)	(8.6)	(52,804)	(13.8)
Interest income, net	463	0.2	237	0.1	223	0.1	457	0.1

(Loss) income from continuing operations before income taxes	(3,259)	(1.1)	11,973	3.5	(22,800)	(8.5)	(52,347)	(13.7)
Income tax (benefit) expense	(659)	(0.2)	5,068	1.5	(9,035)	(3.4)	(13,305)	(3.5)

(Loss) income from continuing operations	(2,600)	(0.9)	6,905	2.0	(13,765)	(5.1)	(39,042)	(10.2)

Loss from discontinued operations, net of income tax benefit	(1,271)	(0.4)	(8,703)	(2.6)	(2,189)	(0.8)	(147)	—

Net loss	$(3,871)	(1.3)%	$(1,798)	(0.6)%	$(15,954)	(5.9)%	$(39,189)	(10.2)%

(Loss) income per diluted share:
(Loss) income from continuing operations	$(0.05)		$0.14		$(0.29)		$(0.83)
Loss from discontinued operations	(0.03)		(0.18)		(0.05)		—

Net Loss	$(0.08)		$(0.04)		$(0.34)		$(0.83)

Dividends declared per share	$0.025		$—		$—		$—

(a)	The financial results of Paiva, which was discontinued in 2008, are included in “loss from discontinued operations, net of income tax benefit” for all periods presented.

The Company’s merchandise is marketed during all seasons, with the highest volume of merchandise sold during the second and fourth fiscal quarters as a result of back-to-school and holiday shopping. The third fiscal quarter has traditionally had the lowest volume of merchandise sold and the lowest results of operations.

The table above sets forth quarterly operating data of the Company, including such data as a percentage of net sales, for 2009 and 2008. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

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

(d) Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Except for information disclosed in Part I, Item 4.5 under the heading “Directors and Executive Officers of the Registrant,” the information required by this Item is incorporated by reference to the information contained under the captions “Management—Executive Officers and Directors,” “Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors, Committees and Meetings—Meetings and Committees of the Board of Directors—The Audit Committee” in the Company’s Proxy Statement for its Annual Shareholders Meeting (the “2009 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of February 28, 2009, the Company’s most recent fiscal year-end. The Company has a Code of Ethics policy that applies to all officers, employees and directors of the Company. It is available at the Company’s website at www.finishline.com.

Item 11—Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained under the caption “Executive Compensation” in the 2009 Proxy Statement to be filed within 120 days of February 28, 2009, the Company’s most recent fiscal year end.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement to be filed within 120 days of February 28, 2009, the Company’s most recent fiscal year end.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of February 28, 2009:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for futures issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	3,222,930	$10.58	2,500,488
Equity compensation plans not approved by shareholders	—	—	—

(1)	These shares are subject to awards made or to be made under the Company’s 1992 Employee Stock Incentive Plan, 2002 Stock Incentive Plan, Non-Employee Director Stock Option Plan and Employee Stock Purchase Plan.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained under the caption “Executive Compensation—Related Party Transactions” and “Board of Directors, Committees and Meetings—Independence of Directors” in the 2009 Proxy Statement to be filed within 120 days of February 28, 2009, the Company’s most recent fiscal year end.

Item 14—Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained under the caption “Audit Committee Report—Independent Auditor Fee Information” and “Pre-Approval Policies and Proceedings” in the 2009 Proxy Statement to be filed within 120 days of February 28, 2009, the Company’s most recent fiscal year end.

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

(c) Exhibits

Exhibit Number	Description
2.1	Plan and Agreement of Merger between The Finish Line, Inc., a Delaware corporation and The Finish Line, Indiana Corp., an Indiana corporation.(6)

2.2	Definitive Merger Agreement with Genesco dated June 17, 2007.(20)

2.3	Amended Commitment Letter.(21)

3.1	Restated Articles of Incorporation of The Finish Line, Inc.(3)

3.2	Amended and Restated Bylaws of The Finish Line, Inc.(32)

4.1	1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.(4)*

4.2	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(5)*

4.3	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(19)*

4.4	Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(25)*

10.1	Form of Incentive Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(11)*

10.2	Form of Non-Qualified Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(12)*

10.3	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.(14)*

10.4	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.(15)*

Exhibit Number	Description
10.5	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.(16)*

10.6	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.(17)*

10.7	Form of Incentive Stock Award Letter pursuant to the 2002 Employee Stock Incentive Plan.(18)*

10.8	Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(13)

10.9	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(1)*

10.10	The Finish Line, Inc. Profit Sharing and 401(k) Plan Nonstandardized Adoption Agreement Prototype Cash or Deferred Profit Sharing Plan and Trust/Custodial Account sponsored by National City Bank.(2)*

10.11	The Finish Line, Inc. Employee Stock Purchase Plan.(7)*

10.12	Credit Agreement, dated as of February 25, 2005, among The Finish Line Inc., The Finish Line Distribution, Inc., The Finish Line USA, Inc. and Finish Line Transportation Co., Inc. as borrowers, certain lenders and National City Bank of Indiana, as Agent.(8)

10.13	Subsidiary Guaranty, dated as of February 25, 2005, by Spike’s Holding, LLC in favor of the lenders named therein.(9)

10.14	Subsidiary Guaranty, dated as of March 18, 2005, by The Finish Line Man Alive, Inc. in favor of the lenders named therein.(10)

10.15	Settlement Agreement among The Finish Line, Inc., Genesco Inc., UBS Securities LLC and UBS Loan Finance LLD dated March 3, 2008.(23)

10.16	Non-Qualified Deferred Compensation Plan.(22)*

10.17	Amendment effective as of May 30, 2008, to the Credit Agreement, dated as of February 25, 2005, among The Finish Line, Inc. The Finish Line Distribution, Inc., The Finish Line USA, Inc. and Finish Line Transportation Co., Inc. as borrowers, certain lenders and National City Bank of Indiana, as Agent.(24)

10.18	Second Amendment effective as of December 12, 2008, to the Credit Agreement, dated as of February 25, 2005, among The Finish Line, Inc., The Finish Line Distribution, Inc., The Finish Line USA, Inc. and Finish Line Transportation Co., Inc. as borrowers, certain lenders and National City Bank of Indiana, as Agent.(26)

10.19	Retirement Agreement between The Finish Line, Inc. and Alan H. Cohen.(27)*

10.20	Amended and Restated Employment Agreement of Glenn S. Lyon, dated as of December 31, 2008.(28)*

10.21	Amended and Restated Employment Agreement of Steven J. Schneider, dated as of December 31, 2008.(29)*

10.22	Amended and Restated Employment Agreement of Gary D. Cohen, dated as of December 31, 2008.(30)*

10.23	Employment Agreement of Edward W. Wilhelm, dated as of March 30, 2009.(31)*

10.24	Amendment No. 1 to The Finish Line, Inc. Non-Qualified Deferred Compensation Plan*

21	Subsidiaries of The Finish Line, Inc.

Exhibit Number	Description
23	Consent of Ernst & Young LLP (independent registered public accounting firm).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 1999 and incorporated herein by reference.
(2)	Previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended March 3, 2001 and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2004 and incorporated herein by reference.
(4)	Previously filed as Exhibit 10.6.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-62063) and incorporated herein by reference.
(5)	Previously filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 17, 2005 and incorporated herein by reference.
(6)	Previously filed as Appendix 1 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(7)	Previously filed as Appendix 3 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 2, 2005 and incorporated herein by reference.
(9)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 2, 2005 and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange on March 21, 2005 and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.6.2 to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(12)	Previously filed as Exhibit 10.6.3 to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(13)	Previously filed as Appendix 2 to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 21, 2004 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(19)	Previously filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended March 3, 2007 and incorporated herein by reference.
(20)	Previously filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007 and incorporated herein by reference.

(21)	Previously filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2007 and incorporated herein by reference.
(23)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.
(24)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008 and incorporated herein by reference.
(25)	Previously filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 17, 2008 and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008 and incorporated herein by reference.
(27)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2008 and incorporated herein by reference.
(28)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 31, 2008 and incorporated herein by reference.
(29)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 31, 2008 and incorporated herein by reference.
(30)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008 and incorporated herein by reference.
(31)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 14. 2009 and incorporated herein by reference.
(32)	Previously filed as Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2009 and incorporated herein by reference.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date: May 5, 2009	By:	/s/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature to the Annual Report on Form 10-K appears below here by constitutes and appoints Glenn S. Lyon and Edward W. Wilhelm as such person’s true and lawful attorney-in-fact and agent with full power of substitution for such person and in such person’s name, place and stead, in any and all capacities, to sign and to file with the Securities and Exchange Commission, any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents in connection therewith, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said in attorney-in-fact and agent, or any substitute therefore, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 5, 2009	/s/ GLENN S. LYON
Glenn S. Lyon, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2009	/s/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2009	/s/ BEAU J. SWENSON
Beau J. Swenson, Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 5, 2009	/s/ ALAN H. COHEN
Alan H. Cohen, Chairman of the Board of Directors

Date: May 5, 2009	/s/ DAVID I. KLAPPER
David I. Klapper, Director

Date: May 5, 2009	/s/ LARRY J. SABLOSKY
Larry J. Sablosky, Director

Date: May 5, 2009	/s/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date: May 5, 2009	/s/ BILL KIRKENDALL
Bill Kirkendall, Director

Date: May 5, 2009	/s/ WILLIAM CARMICHAEL
William Carmichael, Director

Date: May 5, 2009	/s/ CATHERINE LANGHAM
Catherine Langham, Director

Date: May 5, 2009	/s/ DOLORES KUNDA
Dolores Kunda, Director

Exhibit Index

Exhibit Number	Description
10.24	Amendment No. 1 to The Finish Line, Inc. Non-Qualified Deferred Compensation Plan

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Ernst & Young LLP (independent registered public accounting firm).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.