Form 10-Q
period 2009-05-30
FINISH LINE INC /IN/
filed 2009-07-08
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at July 2, 2009:

Class A	51,391,785
Class B	3,545,702

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 30, 2009	May 31, 2008	February 28, 2009
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,959	$39,992	$100,962
Marketable securities	—	—	14,913
Accounts receivable, net	2,454	4,420	4,930
Merchandise inventories, net	241,571	281,217	239,409
Income taxes receivable	8,240	35,811	8,492
Other	5,521	15,383	18,369

Total current assets	376,745	376,823	387,075

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,847	41,435	41,843
Leasehold improvements	249,269	275,085	250,031
Furniture, fixtures and equipment	110,684	114,542	110,415
Construction in progress	650	2,604	1,589

	404,007	435,223	405,435
Less accumulated depreciation	237,011	222,283	232,316

	166,996	212,940	173,119

Deferred income taxes	37,943	30,951	37,290
Goodwill	—	5,964	—
Other assets, net	1,632	7,703	1,249

Total assets	$583,316	$634,381	$598,733

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 30, 2009	May 31, 2008	February 28, 2009
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$54,653	$83,006	$64,415
Terminated merger-related liabilities	—	269	—
Employee compensation	11,308	12,533	12,599
Accrued property and sales tax	6,679	7,640	7,722
Deferred income taxes	7,209	19,182	7,213
Other liabilities and accrued expenses	15,514	14,804	15,889

Total current liabilities	95,363	137,434	107,838

Deferred credits from landlords	49,546	58,208	51,939
Other long-term liabilities	14,877	15,819	14,562

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—(May 30, 2009 – 55,764; May 31, 2008 – 54,168; February 28, 2009 – 55,296)

Shares outstanding—(May 30, 2009 – 50,667; May 31, 2008 – 48,750; February 28, 2009 – 50,025)	558	542	553

Class B:
Shares authorized—10,000
Shares issued and outstanding—(May 30, 2009 – 3,546; May 31, 2008 – 5,141; February 28, 2009 – 4,013)	35	52	40
Additional paid-in capital	187,303	183,765	186,655
Retained earnings	281,501	285,803	283,757
Treasury stock—(May 30, 2009 – 5,097; May 31, 2008 – 5,418; February 28, 2009 – 5,271)	(45,867)	(47,242)	(46,611)

Total shareholders’ equity	423,530	422,920	424,394

Total liabilities and shareholders’ equity	$583,316	$634,381	$598,733

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 30, 2009	May 31, 2008
Net sales	$267,229	$287,939
Cost of sales (including occupancy costs)	190,171	204,812

Gross profit	77,058	83,127
Selling, general and administrative expenses	77,983	81,427

Operating (loss) income	(925)	1,700
Interest income, net	104	255

(Loss) income from continuing operations before income taxes	(821)	1,955
Income tax (benefit) expense	(215)	1,090

(Loss) income from continuing operations	(606)	865
(Loss) income from discontinued operations, net of income taxes	(2)	3

Net (loss) income	$(608)	$868

(Loss) income per basic share:
(Loss) income from continuing operations	$(0.01)	$0.02
(Loss) income from discontinued operations	—	—

Net (loss) income	$(0.01)	$0.02

Basic weighted average shares	54,153	53,523

(Loss) income per diluted share:
(Loss) income from continuing operations	$(0.01)	$0.02
(Loss) income from discontinued operations	—	—

Net (loss) income	$(0.01)	$0.02

Diluted weighted average shares	54,153	53,895

Dividends declared per share	$0.03	$—

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)—(Unaudited)

	Thirteen Weeks Ended
	May 30, 2009	May 31, 2008
OPERATING ACTIVITIES:
Net (loss) income	$(608)	$868
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,147	9,677
Deferred income taxes	(657)	34,915
Share-based compensation	944	1,082
Loss (Gain) on disposal of property and equipment	292	(101)
Excess tax benefits from share-based compensation	(56)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,476	3,326
Merchandise inventories, net	(2,162)	(12,884)
Other current assets	12,848	452
Accounts payable	(9,762)	19,238
Employee compensation	(1,291)	2,374
Accrued income taxes payable/receivable	141	(37,233)
Terminated merger-related liabilities	—	(46,860)
Other liabilities and accrued expenses	(1,412)	(1,821)
Deferred credits from landlords	(2,393)	(1,434)

Net cash provide by (used in) operating activities	6,507	(28,401)

INVESTING ACTIVITIES:
Additions to property and equipment	(2,295)	(5,096)
Proceeds from disposals of property and equipment	19	484
Proceeds from sale of marketable securities	14,913	—

Net cash provided by (used in) investing activities	12,637	(4,612)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	5,000
Repayments on short-term borrowings	—	(5,000)
Dividends paid to shareholders	(1,645)	—
Proceeds from issuance of common stock	442	104
Excess tax benefits from share-based compensation	56	—

Net cash (used in) provided by financing activities	(1,147)	104
Net increase (decrease) in cash and cash equivalents	17,997	(32,909)
Cash and cash equivalents at beginning of period	100,962	72,901

Cash and cash equivalents at end of period	$118,959	$39,992

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

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009 (“fiscal 2009”).

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

	Thirteen weeks ended
	May 30, 2009	May 31, 2008
	(unaudited)
Net sales	$—	$—

(Loss) income from discontinued operations	$(4)	$5
Income tax (benefit) expense	(2)	2

(Loss) income from discontinued operations, net of income tax	$(2)	$3

Based on the Company’s current estimates as of May 30, 2009, future lease payments, including estimated lease termination payments, and repayment of unamortized construction allowances are expected to result in a total cash outlay of approximately $387,000 and $102,000, respectively. Unamortized construction allowances are included within “Deferred credits from landlords.” The Company anticipates that all cash payments will occur within the next 7 months.

The balance and net activity for the estimated future lease payments, including estimated lease termination payments, which are included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Lease Reserve
(unaudited)
Balance at February 28, 2009	$387
Provision	—
Cash payments	—

Balance at May 30, 2009	$387

4.	Fair Value Measurements

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

The Company has cash equivalents of short-term money market funds backed by U.S. Treasury and Government securities. The primary objective of our short-term investment activity is to preserve our capital for the purpose of funding operations and we do not enter into short-term investments for trading or speculative purposes. The fair values are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). The adoption of FAS 157 did not have an impact on the Company’s results of operations, financial condition or liquidity.

On March 1, 2009, the Company adopted FAS No. 157, for all non-financial assets and non-financial liabilities recognized or disclosed in the financial statements on a nonrecurring basis. As of May 30, 2009, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

5.	Recent Accounting Pronouncements

In May 2008, the FASB staff revisited Emerging Issues Task Force (“EITF”) issue No. 03-6 and issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-01 requires unvested share-based payments that entitle employees and nonemployee directors to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years with early adoption prohibited. FSP EITF 03-6-1 was effective March 1, 2009 and did not have a significant effect on the Company’s earnings per share calculations for any of the periods presented.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. 157-4”). FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 157-4 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 115-2 and FAS 124-2 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company is currently assessing the effect that the adoption of FSP No. FAS 107-1 and APB No. 28-1 will have on its financial statement disclosures.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 will be effective in the second quarter of fiscal 2010. We do not expect the adoption of FAS 165 to have a material effect on our financial position, cash flows, or results of operations.

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

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the thirteen weeks ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. The Company declared dividends of $1,648,000 during the thirteen weeks ended May 30, 2009. The cash dividend of $1,648,000 was paid on June 15, 2009 to shareholders of record on May 29, 2009 and was accrued at May 30, 2009 in “Other liabilities and accrued expenses.”

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2011. The Company believes that adoption of the repurchase program could be a viable use of excess cash. Such purchase, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash. The Company did not purchase any shares under the stock repurchase program during the thirteen weeks ended May 30, 2009.

7.	Subsequent Event

On June 21, 2009, the Company and its wholly owned subsidiary The Finish Line Man Alive, Inc. (“Man Alive”) entered into a definitive agreement (the “Purchase Agreement”) with Man Alive Acquisitions, LLC (“MA”) an entity controlled by Jimmy Khezrie, the owner and operator of Jimmy Jazz stores, under which MA assumed certain assets and liabilities of Man Alive. Both the Company and over eighty separate entities which are affiliated with MA have joined the Agreement to guaranty the obligations of Man Alive and MA under the Agreement, respectively. The transaction closed on July 3, 2009 with an effective date of July 4, 2009.

Under the terms of the Purchase Agreement, MA assumed certain assets and liabilities of Man Alive (as specified in the Purchase Agreement), including the 75 retail stores (under both the Man Alive and Decibel names), the leasehold interests and lease liabilities of Man Alive, as well as intellectual property, including the Man Alive and Decibel trademarks and trade names. The Company paid approximately $7.7 million in cash with $5.7 million paid at closing and the remaining $2.0 million to be paid in 12 equal monthly installments with the first payment made on the first day of the first month following closing. Including the $7.7 million, the Company expects to take a pre-tax charge of $20 to $25 million.

Man Alive’s net assets primarily consisted of property and equipment of $6.8 million, $6.8 million and $23.8 million and inventory of $5.9 million, $4.3 million and $10.0 million as of May 30, 2009, February 28, 2009 and May 31, 2008, respectively. Net sales were $8.1 million for the thirteen weeks ended May 30, 2009 compared to $14.9 million for the thirteen weeks ended May 31, 2008. Loss from continuing operations before income taxes was $3.9 million for the thirteen weeks ended May 30, 2009 compared to a loss from continuing operations before income taxes of $2.4 million for the thirteen weeks ended May 31, 2008.

The disposition of Man Alive will be accounted for as a discontinued operation in the second quarter ending August 29, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the failure of MA to discharge its post-closing liabilities under the leases it is assuming from Man Alive, which could cause actual results of the Company to differ materially since such event could result in certain liabilities remaining with the Company; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs; product demand and market acceptance risks; the effect of economic conditions including conditions resulting from the current turmoil in the financial services industry and depressed demand in the housing market; the effect of competitive products and pricing; the availability of products; management of growth; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009 (fiscal 2009). Unless otherwise noted, all amounts reflect the results of the Company’s continuing operations and therefore Paiva store information and results have been excluded from the following information.

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Thirteen weeks ended
Number of Stores:	May 30, 2009	May 31, 2008
Finish Line
Beginning of period	689	697
Opened	—	4
Closed	(5)	(1)

End of period	684	700

Man Alive
Beginning of period	85	94
Opened	—	—
Closed	(9)	—

End of period	76	94

Total
Beginning of period	774	791
Opened	—	4
Closed	(14)	(1)

End of period	760	794

	May 30, 2009	May 31, 2008
Square feet information as of:
Finish Line
Square feet	3,698,519	3,848,242
Average store size	5,407	5,497
Man Alive
Square feet	262,448	326,407
Average store size	3,453	3,472
Total
Square feet	3,960,967	4,174,649

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	May 30, 2009		May 31, 2008
	(Unaudited)		(Unaudited)
Footwear	$226,891	85%	$236,211	82%
Softgoods	40,338	15%	51,728	18%

Total	$267,229	100%	$287,939	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended
	May 30, 2009	May 31, 2008
	(Unaudited)
Net sales	100.0%	100.0%
Cost of sales (including occupancy costs)	71.1	71.1

Gross profit	28.9	28.9
Selling, general and administrative expenses	29.2	28.3

Operating (loss) income	(0.3)	0.6
Interest income, net	—	0.1

(Loss) income from continuing operations before income taxes	(0.3)	0.7
Income tax (benefit) expense	(0.1)	0.4

(Loss) income from continuing operations	(0.2)	0.3
(Loss) income from discontinued operations, net of income taxes	—	—

Net (loss) income	(0.2)%	0.3%

THIRTEEN WEEKS ENDED MAY 30, 2009 COMPARED TO THIRTEEN WEEKS ENDED MAY 31, 2008

Consolidated net sales decreased 7.2% to $267.2 million for the thirteen weeks ended May 30, 2009 from $287.9 million for the thirteen weeks ended May 31, 2008. The decrease was attributable to a comparable store net sales decrease of 5.5% for the thirteen weeks ended May 30, 2009 and reduced sales of $7.2 million from 39 closed stores along with down time and reduced square footage related to remodeled/relocated stores, partially offset by a $1.3 million increase from 5 new stores opened subsequent to May 31, 2008 and a $0.3 million increase in net sales from existing stores that were open only part of the thirteen weeks ended May 31, 2008. The 5.5% decrease in comparable store net sales was attributable to a 3.9% decrease for Finish Line stores and a 39.1% decrease for Man Alive stores. Comparable footwear net sales for the thirteen weeks ended May 30, 2009 decreased 2.6% while comparable softgoods net sales decreased 19.3% for the comparable period. The 19.3% decrease in comparable softgoods net sales was attributable to a 12.0% decrease in Finish Line comparable softgoods net sales and a 39.1% decrease in Man Alive comparable softgoods net sales. The 12.0% decrease in softgoods at Finish Line was primarily the result of management’s plan to reduce softgoods inventory levels and focus on increasing inventory turns and the return on investment, which the Company achieved during the thirteen weeks ended May 30, 2009. The 39.1% decrease in comparable softgoods net sales at Man Alive was primarily a result of the Company’s significant adjustment from an exclusive focus on urban apparel toward a focus on relative metropolitan street wear and a continued decrease in consumer spending due to the recent economic slowdown.

Consolidated gross profit for the thirteen weeks ended May 30, 2009 was $77.1 million, a decrease of $6.0 million (7.3%) from $83.1 million for the thirteen weeks ended May 31, 2008. Gross profit was 28.9% for both periods. Within gross profit, occupancy costs increased 0.3% as a percentage of net sales offset by a 0.2% decrease in inventory shrink and a 0.1% increase in product margin.

Consolidated selling, general and administrative expenses decreased by $3.4 million (4.2%) to $78.0 million (29.2% of net sales) for the thirteen weeks ended May 30, 2009 compared to $81.4 million (28.3% of net sales) for the thirteen weeks ended May 31, 2008. The 0.9% increase as a percentage of net sales is due to deleveraging from the 7.2% decrease in net sales.

Net interest income was $0.1 million for the thirteen-week period ended May 30, 2009 compared to $0.3 million for the thirteen weeks ended May 30, 2008. The decrease of $0.2 million was due to lower earned interest rates as invested balances were higher during the thirteen weeks ended May 30, 2009 compared to the thirteen weeks ended May 31, 2008.

The Company’s income tax benefit was $0.2 million for the thirteen weeks ended May 30, 2009 compared to income tax expense of $1.1 million for the thirteen weeks ended May 31, 2008. The $1.3 million change was due to loss from continuing operations before income taxes of $0.8 million for the thirteen weeks ended May 30, 2009 compared to income from continuing operations before income taxes of $2.0 million for the thirteen weeks ended May 31, 2008. The effective tax rates for both periods were impacted by state tax expense recorded related to income tax contingencies pursuant to Financial Accounting Standards Board Interpretation No. 48, “Accounting for Income Taxes” and certain state tax rate changes.

Loss from continuing operations for the thirteen weeks ended May 30, 2009 was $0.6 million compared to income from continuing operations of $0.9 million for the thirteen weeks ended May 31, 2008. Loss from continuing operations per diluted share was $(0.01) for the thirteen weeks ended May 30, 2009 compared to income from continuing operations per diluted share of $0.02 for the thirteen weeks ended May 31, 2008. Diluted weighted average shares outstanding were 54.2 million and 53.9 million for the thirteen weeks ended May 30, 2009 and May 31, 2008, respectively.

Liquidity and Capital Resources

The Company had net cash of $6.5 million provided by its operating activities during the thirteen weeks ended May 30, 2009 as compared to $28.4 million used in operating activities during the thirteen weeks ended May 31, 2008. Included in the $28.4 million for the thirteen weeks ended May 31, 2008 was $39.0 million paid for the cash portion of the Settlement Agreement (see Note 2 to the Consolidated Financial Statements). At May 30, 2009, the Company had cash and cash equivalents of $119.0 million and no interest bearing debt. Cash equivalents are primarily invested in short-term money market funds backed by U.S. Treasury and Government securities with daily liquidity.

Consolidated merchandise inventories were $241.6 million at May 30, 2009 compared to $239.4 million at February 28, 2009 and $281.2 million at May 31, 2008. On a comparable per square foot basis, consolidated merchandise inventories decreased 9.5% at May 30, 2009 compared to May 31, 2008, and were 2.9% higher than at February 28, 2009. The 9.5% decrease per square foot compared to May 31, 2008 is a result of management’s plan to reduce inventory levels and increase inventory turns.

The Company’s working capital was $281.4 million at May 30, 2009, which was a $2.2 million increase from $279.2 million at February 28, 2009.

The Company had net cash provided by investing activities of $12.6 million for the thirteen weeks ended May 30, 2009 compared to net cash used in investing activities of $4.6 million for the thirteen weeks ended May 31, 2008. The $12.6 million provided in the thirteen weeks ended May 30, 2009 was from $14.9 million in proceeds from the sale of marketable securities, partially offset by $2.3 million primarily used for remodeling existing stores.

For the year ending February 27, 2010, the Company intends to open approximately 4 to 6 Finish Line stores (none opened during the thirteen weeks ended May 30, 2009), as well as remodel approximately 5 to 8 existing Finish Line stores (3 remodeled during the thirteen weeks ended May 30, 2009). In addition, the Company has various other corporate capital and technology projects. The Company expects capital expenditures for the current fiscal year to approximate $13.0 to $16.0 million. Management believes that cash on hand, operating cash flow and the Company’s existing $75.0 million unsecured committed Credit Agreement (the “Credit Agreement”), which expires on February 25, 2010, will provide sufficient capital to satisfy the Company’s working capital requirements in the foreseeable future. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving loans by up to an additional $75.0 million. The Company is in the process of renewing the Credit Agreement and expects to be completed in the 4th quarter.

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

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s outstanding Class A common stock. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. The Company did not repurchase any shares under the new stock program during the thirteen weeks ended May 30, 2009.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the thirteen weeks ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. The Company declared dividends of $1.6 million during the thirteen weeks ended May 30, 2009. As of May 30, 2009, dividends declared but not paid of $1.6 million were accrued in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

Subsequent Events

On June 21, 2009, the Company and its wholly owned subsidiary The Finish Line Man Alive, Inc. (“Man Alive”) entered into a definitive agreement (the “Purchase Agreement”) with Man Alive Acquisitions, LLC (“MA”) an entity controlled by Jimmy Khezrie, the owner and operator of Jimmy Jazz stores, under which MA assumed certain assets and liabilities of Man Alive. Both the Company and over eighty separate entities which are affiliated with MA have joined the Agreement to guaranty the obligations of Man Alive and MA under the Agreement, respectively. The transaction closed on July 3, 2009 with an effective date of July 4, 2009.

Under the terms of the Purchase Agreement, MA assumed certain assets and liabilities of Man Alive (as specified in the Purchase Agreement), including the 75 retail stores (under both the Man Alive and Decibel names), the leasehold interests and lease liabilities of Man Alive, as well as intellectual property, including the Man Alive and Decibel trademarks and trade names. The Company paid approximately $7.7 million in cash with $5.7 million paid at closing and the remaining $2.0 million to be paid in 12 equal monthly installments with the first payment made on the first day of the first month following closing. Including the $7.7 million, the Company expects to take a pre-tax charge of $20 to $25 million.

Man Alive’s net assets primarily consisted of property and equipment of $6.8 million, $6.8 million and $23.8 million and inventory of $5.9 million, $4.3 million and $10.0 million as of May 30, 2009, February 28, 2009 and May 31, 2008, respectively. Net sales were $8.1 million for the thirteen weeks ended May 30, 2009 compared to $14.9 million for the thirteen weeks ended May 31, 2008. Loss from continuing operations before income taxes was $3.9 million for the thirteen weeks ended May 30, 2009 compared to a loss from continuing operations before income taxes of $2.4 million for the thirteen weeks ended May 31, 2008.

The disposition of Man Alive will be accounted for as a discontinued operation in the second quarter ending August 29, 2009.

Contractual Obligations

The Company’s contractual obligations primarily consist of long-term debt, operating leases, and purchase orders for merchandise inventory. For the thirteen weeks ended May 30, 2009, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and reduction of operating leases due to store closings).

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

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk associated with interest rates as of February 28, 2009 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009. For the thirteen weeks ended May 30, 2009, there has been no significant change in related market risk factors.

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009. There has been no significant change to identified risk factors for the thirteen weeks ended May 30, 2009.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a) Exhibits

2.1	Asset Purchase Agreement, dated June 21, 2009 by and among The Finish Line Man Alive, Inc., The Finish Line, Inc., Man Alive Acquisitions, LLC, and the other entities listed therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009).

3.1	Bylaws of The Finish Line, Inc., Amended as of April 23, 2009 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2009).

10.1	Employment Agreement of Edward W. Wilhelm, dated as of March 30, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 14, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a–14(a) and 15d-14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: July 8, 2009	By: /s/ Edward W. Wilhelm
Edward W. Wilhelm Executive Vice President-Chief Financial Officer

Exhibit Index

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated June 21, 2009 by and among The Finish Line Man Alive, Inc., The Finish Line, Inc., Man Alive Acquisitions, LLC, and the other entities listed therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009).

3.1	Bylaws of The Finish Line, Inc., Amended as of April 23, 2009 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2009).

10.1	Employment Agreement of Edward W. Wilhelm, dated as of March 30, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 14, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d- 14(a), as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002