Form 10-Q
period 2009-08-29
FINISH LINE INC /IN/
filed 2009-10-07
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2009

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at September 25, 2009:

Class A	52,845,154
Class B	2,342,675

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 29, 2009	August 30, 2008	February 28, 2009
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,926	$65,035	$100,962
Marketable securities	—	—	14,913
Accounts receivable, net	4,651	5,192	4,930
Merchandise inventories, net	221,365	269,881	239,409
Income taxes receivable	14,453	27,261	8,492
Other	8,696	15,041	18,369

Total current assets	392,091	382,410	387,075

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,616	41,453	41,843
Leasehold improvements	238,876	275,925	250,031
Furniture, fixtures and equipment	107,895	115,072	110,415
Construction in progress	1,302	1,684	1,589

	391,246	435,691	405,435
Less accumulated depreciation	238,407	228,972	232,316

	152,839	206,719	173,119

Deferred income taxes	30,549	30,022	37,290
Goodwill	—	5,964	—
Other assets, net	1,682	7,695	1,249

Total assets	$577,161	$632,810	$598,733

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 29, 2009	August 30, 2008	February 28, 2009
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,494	$69,005	$64,415
Terminated merger-related liabilities	—	218	—
Employee compensation	10,217	11,658	12,599
Accrued property and sales tax	8,306	10,217	7,722
Deferred income taxes	5,819	18,583	7,213
Other liabilities and accrued expenses	18,895	16,269	15,889

Total current liabilities	96,731	125,950	107,838

Deferred credits from landlords	43,661	56,354	51,939
Other long-term liabilities	15,109	14,957	14,562

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—(August 29, 2009 – 56,712; August 30, 2008 – 55,006; February 28, 2009 – 55,296)

Shares outstanding—(August 29, 2009 – 51,737; August 30, 2008 – 49,609; February 28, 2009 – 50,025)	567	550	553

Class B:
Shares authorized—10,000
Shares issued and outstanding—(August 29, 2009 – 2,597; August 30, 2008 – 4,303; February 28, 2009 – 4,013)	26	43	40
Additional paid-in capital	187,435	184,854	186,655
Retained earnings	278,970	297,252	283,757
Treasury stock—(August 29, 2009 – 4,975; August 30, 2008 – 5,397; February 28, 2009 – 5,271)	(45,338)	(47,150)	(46,611)

Total shareholders’ equity	421,660	435,549	424,394

Total liabilities and shareholders’ equity	$577,161	$632,810	$598,733

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Net sales	$298,733	$337,000	$557,829	$610,019
Cost of sales (including occupancy costs)	203,364	229,740	386,085	422,675

Gross profit	95,369	107,260	171,744	187,344
Selling, general and administrative expenses	75,260	82,762	148,414	158,667
Store closing costs	1,381	250	1,612	250
Terminated merger-related costs	—	45	—	83

Operating income	18,728	24,203	21,718	28,344
Interest income, net	108	243	211	498

Income from continuing operations before income taxes	18,836	24,446	21,929	28,842
Income tax expense	7,088	9,535	8,422	11,589

Income from continuing operations	11,748	14,911	13,507	17,253
Loss from discontinued operations, net of income taxes	(12,622)	(1,817)	(14,989)	(3,291)

Net (loss) income	$(874)	$13,094	$(1,482)	$13,962

Income (loss) per basic share:
Income from continuing operations	$0.21	$0.27	$0.24	$0.32
Loss from discontinued operations	(0.23)	(0.03)	(0.27)	(0.06)

Net (loss) income	$(0.02)	$0.24	$(0.03)	$0.26

Basic weighted average shares	54,271	53,902	54,212	53,712

Income (loss) per diluted share:
Income from continuing operations	$0.21	$0.27	$0.24	$0.32
Loss from discontinued operations	(0.23)	(0.03)	(0.27)	(0.06)

Net (loss) income	$(0.02)	$0.24	$(0.03)	$0.26

Diluted weighted average shares	54,560	54,334	54,484	54,007

Dividends declared per share	$0.03	$0.03	$0.06	$0.03

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)—(Unaudited)

	Twenty-Six Weeks Ended
	August 29, 2009	August 30, 2008
OPERATING ACTIVITIES:
Net (loss) income	$(1,482)	$13,962
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on sale of discontinued operations	18,364	—
Depreciation and amortization	15,974	19,387
Deferred income taxes	5,347	35,245
Share-based compensation	1,708	2,191
Loss on disposal of property and equipment	1,949	471
Excess tax benefits from share-based compensation	(110)	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	279	2,554
Merchandise inventories, net	11,603	(1,548)
Other assets	9,589	794
Accounts payable	(10,975)	5,237
Employee compensation	(2,690)	1,499
Income taxes receivable	(6,355)	(29,603)
Terminated merger-related liabilities	—	(46,911)
Other liabilities and accrued expenses	594	570
Deferred credits from landlords	(2,402)	(3,288)

Net cash provided by operating activities	41,393	549

INVESTING ACTIVITIES:
Payments for sale of discontinued operations	(7,643)	—
Additions to property and equipment	(4,357)	(9,171)
Proceeds from disposals of property and equipment	69	569
Proceeds from sale of marketable securities	14,913	—

Net cash provided by (used in) investing activities	2,982	(8,602)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	5,000
Repayments on short-term borrowings	—	(5,000)
Dividends paid to shareholders	(3,293)	—
Proceeds from issuance of common stock	772	176
Excess tax benefits from share-based compensation	110	11

Net cash (used in) provided by financing activities	(2,411)	187
Net increase (decrease) in cash and cash equivalents	41,964	(7,866)
Cash and cash equivalents at beginning of period	100,962	72,901

Cash and cash equivalents at end of period	$142,926	$65,035

See accompanying notes.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of The Finish Line, Inc., along with its wholly-owned subsidiaries, (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Subsequent events have been evaluated through October 7, 2009, the date of issuance of the Company’s Consolidated Financial Statements.

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

Man Alive

On June 21, 2009, The Finish Line, Inc. and its wholly owned subsidiary The Finish Line Man Alive, Inc. (“Man Alive”) entered into a definitive asset purchase agreement (the “Purchase Agreement”) with Man Alive Acquisitions, LLC (“the Buyer”), under which the Buyer assumed certain assets and liabilities of Man Alive. Both The Finish Line, Inc. and over eighty separate entities which are affiliated with the Buyer joined the Agreement to guaranty the obligations of Man Alive and the Buyer under the Purchase Agreement, respectively. The transaction closed on July 3, 2009 with an effective date of July 4, 2009.

The assets acquired by the Buyer (the “Assets”) included all of Man Alive’s leasehold interests (excluding the leasehold interest in Man Alive’s corporate headquarters) (the “Leases”), all furniture, fixtures and equipment at Man Alive’s retail stores, the inventory in the stores and in the Company’s distribution center (“Received Inventory”), the inventory under open purchase order commitments (the “Ordered Inventory”), and all intellectual property of Man Alive, including the “Man Alive” and “Decibel” trademarks and trade names. No other significant assets were purchased by the Buyer.

The principal liability assumed by the Buyer was Man Alive’s liability for the Leases. Consents to the assignment of the Leases were received from all the landlords.

In consideration for the Buyer assuming the liabilities described above and in the Purchase Agreement, the Buyer received the Assets as well as a purchase price rebate (the “Purchase Price Rebate”) from Man Alive. The Purchase Price Rebate was equal to the sum of $8.25 million plus an amount equal to Man Alive’s gift card liability, minus an amount equal to forty percent (40%) of the sum of the value of (A) the value of the Received Inventory in excess of $7.5 million, plus (B) the value of the Ordered Inventory.

The Purchase Price Rebate was paid in three components. The Company paid the Buyer $1.6 million at closing which was the Purchase Price Rebate less (A) the $4.1 million Escrow Amount (as hereafter defined) and (B) a $2 million installment payment. The $4.1 million Escrow Amount was paid by the Company to a third party escrow agent at closing. The $2 million installment payment is payable by the Company in 12 equal monthly installments beginning August 2009.

The Escrow Amount was composed of the following components. First, $2.2 million will be held in escrow and used to reimburse the Buyer for payments to landlords for August, September and October, 2009 rents. After these amounts are billed, the parties will reconcile the actual amounts paid to the landlords for this period, with the Company reimbursing the Buyer the shortfall, if any, on January 4, 2010. In addition, $1.9 million will be held in escrow, representing the aggregate estimated amount of rent and additional rent payable for a limited period following the three-month payment period described above for leases guaranteed by the Company beyond the closing.

The results of operations of Man Alive have been classified in discontinued operations for all periods presented. The financial results of the Man Alive operations, which are included in discontinued operations in the accompanying Consolidated Statements of Operations, were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
	(unaudited)		(unaudited)
Net sales	$2,791	$16,312	$10,925	$31,232

Loss from discontinued operations	$(20,073)	$(2,795)	$(23,991)	$(5,236)
Income tax benefit	(7,453)	(1,104)	(9,004)	(2,068)

Loss from discontinued operations, net of income tax	$(12,620)	$(1,691)	$(14,987)	$(3,168)

For the thirteen weeks ended August 29, 2009, the loss from discontinued operations of Man Alive included operating losses of $1.7 million as well as $18.4 million related to the loss on sale of Man Alive. The $18.4 million was made up of the $7.7 million Purchase Price Rebate, $7.6 million inventory write-off, $6.7 million property and equipment write-off, and $2.3 million in other charges, partially offset by the reversal of “Deferred credits from landlords” of $5.9 million. For the thirteen weeks ended August 30, 2008, the loss from discontinued operations of Man Alive represents operating losses.

For the twenty-six weeks ended August 29, 2009, the loss from discontinued operations of Man Alive included operating losses of $5.6 million as well as $18.4 million related to the loss on sale of Man Alive. For the twenty-six weeks ended August 30, 2008, the loss from discontinued operations of Man Alive represents operating losses.

Based on the Purchase Agreement with the Buyer, the Company anticipates that all cash outlays related to deferred payments to Man Alive will be made by July 2010. The balance and net activity for the $2.0 million installment payment to the Buyer, which is included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Installment Payment
(unaudited)
Balance at May 30, 2009	$—
Provision	2,000
Cash payments	(167)

Balance at August 29, 2009	$1,833

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
	(unaudited)		(unaudited)
Net sales	$—	$—	$—	$—

Loss from discontinued operations	$(4)	$(206)	$(4)	$(201)
Income tax benefit	(2)	(80)	(2)	(78)

Loss from discontinued operations, net of income tax	$(2)	$(126)	$(2)	$(123)

Based on the Company’s current estimates as of August 29, 2009, future lease payments, including estimated lease termination payments, and repayment of unamortized construction allowances are expected to result in a total cash outlay of approximately $387,000 and $102,000, respectively. Unamortized construction allowances are included within “Deferred credits from landlords.” The Company anticipates that all cash payments will be made within the next 4 months.

The balance and net activity for the estimated future lease payments, including estimated lease termination payments, which are included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Lease Reserve
(unaudited)
Balance at February 28, 2009	$387
Provision	—
Cash payments	—

Balance at August 29, 2009	$387

4.	Fair Value Measurements

On March 2, 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under FAS 157, fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. FAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company has cash equivalents in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments. The primary objective of our short-term investment activity is to preserve our capital for the purpose of funding operations and we do not enter into short-term investments for trading or speculative purposes. The fair values are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). The adoption of FAS 157 did not have an impact on the Company’s results of operations, financial condition or liquidity.

On March 1, 2009, the Company adopted FAS 157, for all non-financial assets and non-financial liabilities recognized or disclosed in the financial statements on a nonrecurring basis. As of August 29, 2009, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

5.	Recent Accounting Pronouncements

In May 2008, the FASB staff revisited Emerging Issues Task Force (“EITF”) No. 03-6 and issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-01 requires unvested share-based payments that entitle employees and nonemployee directors to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. FSP EITF 03-6-1 was effective March 1, 2009 and did not have a material effect on the Company’s earnings per share calculations for any of the periods presented.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. 157-4”). FSP No. FAS 157-4 amends FAS 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. The Company adopted FSP No. FAS 157-4 on May 31, 2009 and it did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP No. FAS 115-2 and FAS 124-2 on May 31, 2009 and it did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP No. FAS 107-1 and APB No. 28-1 as of May 31, 2009. The disclosures required as a result of the adoption are included herein.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 is effective for interim or annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the second quarter ended August 29, 2009. See Note 1, Summary of Significant Accounting Policies, for the disclosure required under FAS 165.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretative releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The provisions of FAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in its Quarterly Report on Form 10-Q for the period ending November 28, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial results or financial position.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

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

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the thirteen weeks ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. The Company declared dividends of $3,304,000 during the twenty-six weeks ended August 29, 2009. A cash dividend of $1,656,000 was paid on September 15, 2009 to shareholders of record on August 28, 2009 and was accrued at August 29, 2009 in “Other liabilities and accrued expenses.” Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2011. The Company believes that adoption of the repurchase program could be a viable use of excess cash. Such purchase, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash. The Company did not purchase any shares under the stock repurchase program during the twenty-six weeks ended August 29, 2009.

At the 2009 Annual Meeting of Shareholders of the Company held July 23, 2009 (the “Annual Meeting”), the Company’s shareholders voted to amend and restate the Company’s Restated Articles of Incorporation (as amended, the “Restated Articles”) to effect a number of amendments relating to the Company’s dual class stock structure. The main objective of the amendments effected by the Restated Articles is the transition to a more customary corporate governance structure for the Company.

The Restated Articles provide for the conversion of all outstanding high voting Class B Common Shares into Class A Common Shares as of the day after the Company’s annual shareholders’ meeting to be held in 2012, and eliminate the prior provision in the Company’s restated articles of incorporation which automatically converted all Class B Common Shares into Class A Common Shares on a one-to-one basis only once they constituted less than 5% of the total common shares outstanding as of a record date for an annual meeting.

The Restated Articles also contain an amendment limiting the aggregate voting power of the Company’s Class B Common Shares. Under this provision, if at any time the holders of all Class B Common Shares hold greater than 41% of the total voting power of the Company’s shares as of the record date for any shareholders’ meeting, then the number of votes per share of each holder of Class B Common Shares will automatically be reduced (on a proportionate basis) so that the holders of Class B Common Shares hold in the aggregate no more than 41% of the Company’s total voting power. The Restated Articles further provide for the automatic conversion of Class B Common Shares issued to Company employees or directors into Class A Common Shares upon each such person’s death or termination of employment or service.

At the Annual Meeting, the Company’s shareholders also approved an amendment (the “Amendment”) to the 2002 Stock Incentive Plan (“2002 Plan”). The Amendment adds the Company’s Class B Common Shares as a class of stock that may be awarded under the 2002 Plan. Before the Amendment, the Company only was permitted to award Class A Common Shares under the 2002 Plan. The purpose of the Amendment is to permit the Board of Directors to allow the holders of any remaining unvested Class A Common Shares under the 2002 Plan to exchange those shares for an equal number of unvested Class B Common Shares, if authorized by the Board of Directors in the future, and allows the Company to replace any Class A Common Shares represented by outstanding awards that are forfeited in the future with Class B Common Shares. These are the only two scenarios under which Class B Common Shares may be issued under the 2002 Plan. Notwithstanding the approval of the Amendment by the Company’s shareholders, the Board of Directors has no present intent to issue Class B Common Shares under the 2002 Plan, whether in exchange for any Class A Common Shares or otherwise.

Also at the Annual Meeting, the Company’s shareholders approved and adopted The Finish Line, Inc. 2009 Incentive Plan (the “2009 Plan”), which was previously approved by the Company’s Board of Directors. The 2009 Plan is an equity incentive plan that (i) allows the Company to make additional grants of restricted stock to participants since the Company has reached its limit on such grants under its 2002 Plan; (ii) provides the Company with the authority to make various other awards for up to 6,500,000 Class A Common Shares and Class B Common Shares (which are limited to 2,500,000 Class A Common Shares and Class B Common Shares for all awards other than options and stock appreciation rights); (iii) limits future grants under the 2002 Plan to awards from shares returned to the 2002 Plan by forfeiture after July 23, 2009 and allows the Company to offer the holders of unvested incentive stock awards under the 2002 Plan the right to exchange their Class A Common Shares for Class B Common Shares if authorized by the Board of Directors in the future; (iv) allows the Company to offer the holders of unvested incentive stock awards under the 2009 Plan the right to exchange their Class A Common Shares for Class B Common Shares if authorized by the Board of Directors in the future; and (v) permits the Company, at the discretion of the Compensation and Stock Option Committee of the Board of Directors, to grant awards that will comply with the requirements of Section 162(m) of the Code.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs; product demand and market acceptance risks; further deterioration of economic and business conditions; the effect of competitive products and pricing; the availability of products; management of growth; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009 (fiscal 2009). Unless otherwise noted, all amounts reflect the results of the Company’s continuing operations and therefore Man Alive and Paiva store information and results have been excluded from the following information.

The following table sets forth store and square feet information of the Company for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Number of Stores:	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
Finish Line
Beginning of period	684	700	689	697
Opened	1	2	1	6
Closed	(4)	(5)	(9)	(6)

End of period	681	697	681	697

			August 29, 2009	August 30, 2008
Square feet information as of:
Finish Line
Square feet			3,674,694	3,815,597
Average store size			5,396	5,474

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended (Unaudited)
Category	August 29, 2009		August 30, 2008
Footwear	$259,965	87%	$294,133	87%
Softgoods	38,768	13%	42,867	13%

Total	$298,733	100%	$337,000	100%

	Twenty-Six Weeks Ended (Unaudited)
Category	August 29, 2009		August 30, 2008
Footwear	$486,857	87%	$529,994	87%
Softgoods	70,972	13%	80,025	13%

Total	$557,829	100%	$610,019	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	68.1	68.2	69.2	69.3

Gross profit	31.9	31.8	30.8	30.7
Selling, general and administrative expenses	25.2	24.6	26.6	26.0
Store closing costs	0.4	0.1	0.3	0.1
Terminated merger-related costs	—	—	—	—

Operating income	6.3	7.1	3.9	4.6
Interest income, net	—	0.1	—	0.1

Income from continuing operations before income taxes	6.3	7.2	3.9	4.7
Income tax expense	2.4	2.8	1.5	1.9

Income from continuing operations	3.9	4.4	2.4	2.8
Loss from discontinued operations, net of income taxes	(4.2)	(0.5)	(2.7)	(0.5)

Net (loss) income	(0.3)%	3.9%	(0.3)%	2.3%

THIRTEEN WEEKS ENDED AUGUST 29, 2009 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 30, 2008

Net sales decreased 11.4% to $298.7 million for the thirteen weeks ended August 29, 2009 from $337.0 million for the thirteen weeks ended August 30, 2008. The decrease was attributable to a comparable store net sales decrease of 9.9% for the thirteen weeks ended August 29, 2009 and by reduced sales of closed stores along with down time and reduced square footage related to remodeled/relocated stores. Comparable footwear net sales for the thirteen weeks ended August 29, 2009 decreased 10.3% while comparable softgoods net sales decreased 7.7% for the comparable period. The comparable store net sales decrease of 9.9% was due to continued decreased levels of consumer spending and traffic due to the challenging macroeconomic environment. The Company believes that comparable store net sales for the thirteen weeks ended August 29, 2009 were also affected by a lift in net sales in the prior year related to stimulus checks that the U.S. government provided to individuals.

Gross profit for the thirteen weeks ended August 29, 2009 was $95.4 million, a decrease of $11.9 million (11.1%) from $107.3 million for the thirteen weeks ended August 30, 2008. During this same period, gross profit increased to 31.9% of net sales versus 31.8% for the prior year. The 0.1% increase as a percentage of net sales was due to a 0.5% increase in margin for product sold and a 0.1% decrease in inventory shrink, partially offset by a 0.5% increase in occupancy costs as a percentage of net sales. The 0.5% increase in product margin is primarily a result of 1) being less promotional as the Company’s aged inventory, inventory mix and inventory turns continue to improve; 2) an increase in softgoods product margin as the Company has reduced inventory, evolved the Company’s offerings and become more focused; and 3) vendor support. The 0.5% increase in occupancy costs as a percentage of net sales was a result of deleveraging due to negative comparable store net sales, partially offset by reduced occupancy costs due to favorable lease negotiations on eligible stores.

Selling, general and administrative expenses were $75.3 million (25.2% of net sales) for the thirteen weeks ended August 29, 2009 compared to $82.8 million (24.6% of net sales) for the thirteen weeks ended August 30, 2008. The 0.6% increase as a percentage of net sales was due to deleveraging from the 11.4% decrease in net sales. The $7.5 million dollar decrease was primarily attributable to a decrease in store payroll, advertising, depreciation, and freight expense due to targeted cost reductions.

Store closing costs were $1.4 million (0.4% of net sales) for the thirteen weeks ended August 29, 2009 compared to $0.3 million (0.1% of net sales) for the thirteen weeks ended August 30, 2008. Store closing costs represent the non-cash write-off of any property and equipment upon a store closing. The $1.1 million increase in store closing costs for the thirteen weeks ended August 29, 2009 compared to the thirteen weeks ended August 30, 2008 is due to the Company getting more aggressive in closing underperforming stores earlier in the leases through co-tenancy violations and kick-out provisions.

Net interest income was $0.1 million for the thirteen weeks ended August 29, 2009 compared to $0.2 million for the thirteen weeks ended August 30, 2008. This decrease was due to lower interest rates during the thirteen weeks ended August 29, 2009 compared to the thirteen weeks ended August 30, 2008, partially offset by higher invested balances during the thirteen weeks ended August 29, 2009.

The Company’s income tax expense was $7.1 million and its effective tax rate was 37.6% for the thirteen weeks ended August 29, 2009 compared to income tax expense of $9.5 million and an effective tax rate of 39.0% for the thirteen weeks ended August 30, 2008. The $2.4 million change was primarily due to income from continuing operations before income taxes of $18.8 million for the thirteen weeks ended August 29, 2009 compared to income from continuing operations before income taxes of $24.4 million for the thirteen weeks ended August 30, 2008 along with a decrease in the effective tax rate. The decrease in effective tax rate resulted primarily from a change in investment strategy to invest cash in tax-exempt municipal instruments for the thirteen weeks ended August 29, 2009 versus taxable investments during the thirteen weeks ended August 30, 2008.

Income from continuing operations for the thirteen weeks ended August 29, 2009 was $11.7 million compared to income from continuing operations of $14.9 million for the thirteen weeks ended August 30, 2008. Income from continuing operations per diluted share was $0.21 for the thirteen weeks ended August 29, 2009 compared to income from continuing operations per diluted share of $0.27 for the thirteen weeks ended August 30, 2008. Diluted weighted average shares outstanding were 54.6 million and 54.3 million for the thirteen weeks ended August 29, 2009 and August 30, 2008, respectively.

Loss from discontinued operations, net of income taxes was $12.6 million for the thirteen weeks ended August 29, 2009 (4.2% of net sales) compared to $1.8 million for the thirteen weeks ended August 28, 2008 (0.5% of net sales). For the thirteen weeks ended August 29, 2009, the loss from discontinued operations of Man Alive included operating losses of $1.7 million as well as $18.4 million related to the loss on the sale of Man Alive. This $18.4 million loss was made up of the $7.7 million Purchase Price Rebate, $7.6 million inventory write-off, $6.7 million property and equipment write-off, and $2.3 million in other charges, partially offset by the reversal of “Deferred credits from landlords” of $5.9 million. The $20.1 million of loss from discontinued operations was offset partially by an income tax benefit of $7.5 million. For the thirteen weeks ended August 30, 2008, the $1.8 million loss from discontinued operations, net of income taxes represented operating losses. See Note 3 to the Company’s unaudited financial statements in this document for a further discussion of the Company’s discontinued operations.

TWENTY-SIX WEEKS ENDED AUGUST 29, 2009 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 30, 2008

Net sales decreased 8.6% ($52.2 million) to $557.8 million for the twenty-six weeks ended August 29, 2009 from $610.0 million for the twenty-six weeks ended August 30, 2008. The decrease was attributable to a comparable store net sales decrease of 7.2% for the twenty-six weeks ended August 29, 2009 and reduced sales of $11.2 million from 20 closed stores along with down time and reduced square footage related to remodeled/relocated stores, partially offset by a $1.5 million increase from 4 new stores opened subsequent to August 30, 2008 and a $1.5 million increase in net sales from existing stores that were open only part of the twenty-six weeks ended August 30, 2008. Comparable footwear net sales for the twenty-six weeks ended August 29, 2009 decreased 6.9% while comparable softgoods net sales decreased 9.7% for the comparable period. The 7.2% comparable store net sales decrease was due to continued decreased levels of consumer spending and traffic due to the macroeconomic environment along with tough comparisons as the Company believes there was a lift in sales related to stimulus checks provided by the U.S. government during a portion of the twenty-six weeks last year.

Gross profit for the twenty-six weeks ended August 29, 2009 was $171.7 million (30.8% of net sales), a decrease of $15.6 million (8.3%) from $187.3 million (30.7% of net sales) for the twenty-six weeks ended August 30, 2008. This 0.1% increase as a percentage of net sales was due to a 0.3% increase in margin for product sold along with a 0.2% decrease in inventory shrink, partially offset by a 0.4% increase in occupancy costs as a percentage of net sales. The 0.3% increase in product margin is primarily a result of 1) being less promotional as the Company’s aged inventory, inventory mix and inventory turns continue to improve as the Company focuses on premium product; 2) an increase in softgoods product margin as the Company has reduced inventory, evolved the Company’s offerings and become more focused; and 3) vendor support. The 0.4% increase in occupancy costs as a percentage of net sales was a result of deleveraging due to negative comparable store net sales, partially offset by reduced occupancy costs due to favorable lease negotiations on eligible stores.

Selling, general and administrative expenses decreased $10.3 million (6.5%) to $148.4 million (26.6% of net sales) for the twenty-six weeks ended August 29, 2009 from $158.7 million (26.0% of net sales) for the twenty-six weeks ended August 30, 2008. The 0.6% increase as a percentage of net sales was due primarily to deleveraging from the negative comparable store net sales. The $10.3 million decrease was primarily attributable to a decrease in store payroll, advertising, depreciation and freight expenses due to expense reduction efforts.

Store closing costs were $1.6 million (0.3% of net sales) for the twenty-six weeks ended August 29, 2009 compared to $0.3 million (0.1% of net sales) for the twenty-six weeks ended August 30, 2008. Store closing costs represent the non-cash write-off of any property and equipment upon a store closing. The $1.3 million increase in store closing costs for the twenty-six weeks ended August 29, 2009 compared to the twenty-six weeks ended August 30, 2008 is due to the Company getting more aggressive in closing underperforming stores earlier in the leases through co-tenancy violations and kick-out provisions.

Net interest income was $0.2 million for the twenty-six weeks ended August 29, 2009 compared to net interest income of $0.5 million for the twenty-six weeks ended August 30, 2008. This decrease was due to lower interest rates earned during the twenty-six weeks ended August 29, 2009 compared to the twenty-six weeks ended August 30, 2008, partially offset by higher invested balances during the twenty-six weeks ended August 29, 2009.

The Company’s income tax expense was $8.4 million and its effective tax rate was 38.4% for the twenty-six weeks ended August 29, 2009 compared to $11.6 million and 40.2% for the twenty-six weeks ended August 30, 2008. The $3.2 million change was due primarily to income from continuing operations before income taxes of $21.9 million for the twenty-six weeks ended August 29, 2009 compared to income from continuing operations before incomes taxes of $28.8 million for the twenty-six weeks ended August 30, 2008 along with a decrease in the effective tax rate. The decrease in effective tax rate was due primarily to a decrease in tax expense related to discrete items along with a change in investment strategy to invest more in tax-exempt municipal instruments for the twenty-six weeks ended August 29, 2009 compared to taxable investments for the twenty-six weeks ended August 30, 2008.

Income from continuing operations for the twenty-six weeks ended August 29, 2009 was $13.5 million compared to income from continuing operations of $17.3 million for the twenty-six weeks ended August 30, 2008. Income from continuing operations per diluted share was $0.24 for the twenty-six weeks ended August 29, 2009 compared to income from continuing operations per diluted share of $0.32 for the twenty-six weeks ended August 30, 2008. Diluted weighted average shares outstanding were 54.5 million and 54.0 million for the twenty-six weeks ended August 29, 2009 and August 30, 2008, respectively.

Loss from discontinued operations, net of income taxes was $15.0 million for the twenty-six weeks ended August 29, 2009 (2.7% of net sales) compared to $3.2 million for the twenty-six weeks ended August 28, 2008 (0.5% of net sales). For the twenty-six weeks ended August 29, 2009, the loss from discontinued operations of Man Alive included operating losses of $5.6 million as well as $18.4 million related to the loss on the sale of Man Alive. This $18.4 million loss was made up of the $7.7 million Purchase Price Rebate, $7.6 million inventory write-off, $6.7 million property and equipment write-off, and $2.3 million in other charges, partially offset by the reversal of “Deferred credits from landlords” of $5.9 million. The $24.0 million of loss from discontinued operations was offset partially by an income tax benefit of $9.0 million. For the twenty-six weeks ended August 30, 2008, the $3.2 million loss from discontinued operations, net of income taxes represented operating losses. See Note 3 to the Company’s unaudited financial statements included in this document for further discussion of the Company’s discontinued operations.

Liquidity and Capital Resources

The Company had net cash of $41.4 million provided by its operating activities during the twenty-six weeks ended August 29, 2009 as compared to $0.5 million net cash provided by operating activities during the twenty-six weeks ended August 30, 2008. Included in the $0.5 million for the twenty-six weeks ended August 30, 2008 was $39.0 million paid for the cash portion of the Settlement Agreement (see Note 2 to the Consolidated Financial Statements). At August 29, 2009, the Company had cash and cash equivalents of $142.9 million and no interest bearing debt. Cash equivalents are invested in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments with daily liquidity.

Consolidated merchandise inventories were $221.4 million at August 29, 2009 compared to $239.4 million at February 28, 2009 and $269.9 million at August 30, 2008. Consolidated merchandise inventories at February 28, 2009 and August 30, 2008 contained Man Alive inventory of $6.0 million and $14.3 million, respectively. On a comparable per square foot basis, Finish Line merchandise inventories decreased 10.1% at August 29, 2009 compared to August 30, 2008. The 10.1% decrease per square foot compared to August 30, 2008 is a result of management’s plan to reduce inventory levels and increase inventory turns.

The Company’s working capital was $295.4 million at August 29, 2009, which was a $16.2 million increase from $279.2 million at February 28, 2009.

The Company had net cash provided by investing activities of $3.0 million for the twenty-six weeks ended August 29, 2009 compared to net cash used in investing activities of $8.6 million for the twenty-six weeks ended August 30, 2008. The $3.0 million provided in the twenty-six weeks ended August 29, 2009 was from $14.9 million in proceeds from the sale of marketable securities, partially offset by $7.6 million in payments related to the sale of Man Alive and $4.4 million of capital expenditures.

For the year ending February 27, 2010, the Company intends to open approximately 4 to 5 Finish Line stores (one opened during the twenty-six weeks ended August 29, 2009), as well as remodel approximately 5 to 8 existing Finish Line stores (5 remodeled during the twenty-six weeks ended August 29, 2009). In addition, the Company has various other corporate capital and technology projects. The Company expects capital expenditures for the current fiscal year to approximate $10.0 to $13.0 million. Management believes that cash on hand, operating cash flow and the Company’s existing $75.0 million unsecured committed Credit Agreement (the “Credit Agreement”), which expires on February 25, 2010, will provide sufficient capital to satisfy the Company’s working capital requirements in the foreseeable future. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving loans by up to an additional $75.0 million. The Company is in the process of renewing the Credit Agreement, which is expected to be completed in the 4th quarter.

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s outstanding Class A common stock. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. The Company did not repurchase any shares under the new stock program during the twenty-six weeks ended August 29, 2009.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the thirteen weeks ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. The Company declared dividends of $3.3 million during the twenty-six weeks ended August 29, 2009. As of August 29, 2009, dividends declared but not paid of $1.7 million were accrued in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

Contractual Obligations

The Company’s contractual obligations primarily consist of long-term debt, operating leases, and purchase orders for merchandise inventory. For the twenty-six weeks ended August 29, 2009, the Company’s contractual obligations have been reduced due to the sale of Man Alive from those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009. The Company’s total operating lease obligations of $471.5 million as of February 28, 2009 have been reduced by approximately $46.2 million due to the sale of Man Alive and the assignment of those operating leases to the Buyer. Therefore, the Company’s total operating lease obligations as of August 29, 2009 were approximately $425.3 million. The only other changes in the contractual obligations identified in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 are those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and reduction of operating leases due to store closings).

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

For a discussion of the Company’s market risk associated with interest rates as of February 28, 2009 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009. For the twenty-six weeks ended August 29, 2009, there has been no significant change in related market risk factors.

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009. There has been no significant change to identified risk factors for the twenty-six weeks ended August 29, 2009.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 23, 2009 the Company held its Annual Meeting of Shareholders at which the following matters were approved by the Company’s shareholders by the votes indicated:

(a)	The following Class II directors were elected to serve until the 2012 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. Of the 46,619,401 shares (1 vote per share) of Class A common stock and the 3,545,702 shares (10 votes per share) of Class B common stock represented at the meeting, the directors were elected by the following votes:

Number Of Votes Received

Name	Votes For	Votes Withheld
Bill Kirkendall	57,190,443	24,885,978
William P. Carmichael	80,256,067	1,820,354

(b)	Approval of an Amendment to the Company’s Articles of Incorporation to convert all outstanding high voting Class B Common Shares into Class A Common Shares as of the day after the Company’s shareholder meeting to be held in 2012, and which also limits the aggregate voting power of the Class B Common Shares to 41% should the total voting power of the Class B Common Shares ever exceed that amount in the future:

Class	Votes For	Votes Against	Votes Abstaining	Broker Non Votes
Class A	45,092,607	330,495	1,196,299	—
Class B	35,457,020	—	—	—

Total	80,549,627	330,495	1,196,299	—

(c)	Approval of an Amendment to the Company’s Articles of Incorporation to automatically convert all Class B Common Shares that may be issued to Company employees or directors in the future into Class A Common Shares upon their death or termination of employment or service:

Class	Votes For	Votes Against	Votes Abstaining	Broker Non Votes
Class A	45,093,777	329,481	1,196,143	—
Class B	35,457,020	—	—	—

Total	80,550,797	329,481	1,196,143	—

(d)	Approval and ratification of an Amendment to the Company’s 2002 Stock Incentive Plan to add the Company’s Class B Common Shares as a class of shares that may be awarded under the 2002 Plan in order to permit, if authorized by the Company’s Board of Directors in the future, the exchange of Class B Common Shares for Class A Common Shares that remain unvested under the 2002 Plan, and, to the extent the 2009 Incentive Plan is not approved, to grant awards of Class B Common Shares:

Votes For	Votes Against	Votes Abstaining	Broker Non Votes
70,927,443	4,606,532	1,202,488	5,339,958

(e)	Approval of the Company’s 2009 Incentive Plan:

Votes For	Votes Against	Votes Abstaining	Broker Non Votes
48,032,659	27,505,135	1,198,669	5,339,958

(f)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the Company’s fiscal year ending February 27, 2010:

Votes For	Votes Against	Votes Abstaining	Broker Non Votes
81,825,020	223,052	28,349	—

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a) Exhibits

2.1	Asset Purchase Agreement, dated June 21, 2009 by and among The Finish Line Man Alive, Inc., The Finish Line, Inc., Man Alive Acquisitions, LLC, and the other entities listed therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009).

3.1	Restated Articles of Incorporation of The Finish Line, Inc, amended and restated as of July 23, 2009 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

3.2	Bylaws of The Finish Line, Inc, amended as of July 23, 2009 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009).

10.1	The Finish Line, Inc. 2009 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

10.2	Form of The Finish Line, Inc. 2009 Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

10.3	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

10.4	Amendment No. 3 to the 2002 Stock Incentive Plan of The Finish Line, Inc., as amended and restated July 21, 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

21	Subsidiaries of The Finish Line, Inc. (incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 5, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a–14(a) and 15d-14(a), as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: October 7, 2009	By: /s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President-Chief Financial Officer

Exhibit Index

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated June 21, 2009 by and among The Finish Line Man Alive, Inc., The Finish Line, Inc., Man Alive Acquisitions, LLC, and the other entities listed therein (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009).

3.1	Restated Articles of Incorporation of The Finish Line, Inc, amended and restated as of July 23, 2009 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

3.2	Bylaws of The Finish Line, Inc, amended as of July 23, 2009 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009).

10.1	The Finish Line, Inc. 2009 Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

10.2	Form of The Finish Line, Inc. 2009 Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

10.3	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

10.4	Amendment No. 3 to the 2002 Stock Incentive Plan of The Finish Line, Inc., as amended and restated July 21, 2005 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009).

21	Subsidiaries of The Finish Line, Inc. (incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 5, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a–14(a) and 15d-14(a), as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.