Form 10-Q
period 2009-11-28
FINISH LINE INC /IN/
filed 2010-01-06
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at December 25, 2009:

Class A	53,085,165
Class B	2,264,712

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 28, 2009	November 29, 2008	February 28, 2009
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,184	$30,249	$100,962
Marketable securities	—	24,899	14,913
Accounts receivable, net	3,995	3,862	4,930
Merchandise inventories, net	237,459	293,244	239,409
Income taxes receivable	24,272	29,556	8,492
Other	8,045	6,237	18,369

Total current assets	422,955	388,047	387,075

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,620	41,463	41,843
Leasehold improvements	237,472	277,930	250,031
Furniture, fixtures and equipment	108,246	116,611	110,415
Construction in progress	1,194	885	1,589

	390,089	438,446	405,435
Less accumulated depreciation	243,552	237,441	232,316

	146,537	201,005	173,119

Deferred income taxes	23,282	30,971	37,290
Goodwill	—	5,964	—
Other assets, net	1,708	7,658	1,249

Total assets	$594,482	$633,645	$598,733

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 28, 2009	November 29, 2008	February 28, 2009
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$65,056	$79,783	$64,415
Terminated merger-related liabilities	—	206	—
Employee compensation	15,552	15,666	12,599
Accrued property and sales tax	6,957	8,329	7,722
Deferred income taxes	5,325	16,573	7,213
Other liabilities and accrued expenses	18,993	16,876	15,889

Total current liabilities	111,883	137,433	107,838

Deferred credits from landlords	42,407	54,441	51,939
Other long-term liabilities	11,505	15,042	14,562

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—(November 28, 2009 – 57,257; November 29, 2008 – 55,006; February 28, 2009 – 55,296)
Shares outstanding—(November 28, 2009 – 52,452; November 29, 2008 – 49,647; February 28, 2009 – 50,025)	572	550	553
Class B:
Shares authorized—10,000
Shares issued and outstanding—(November 28, 2009 – 2,053; November 29, 2008 – 4,303; February 28, 2009 – 4,013)	21	43	40
Additional paid-in capital	188,772	186,355	186,655
Retained earnings	283,903	286,764	283,757
Treasury stock—(November 28, 2009 – 4,805; November 29, 2008 – 5,359; February 28, 2009 – 5,271)	(44,581)	(46,983)	(46,611)

Total shareholders’ equity	428,687	426,729	424,394

Total liabilities and shareholders’ equity	$594,482	$633,645	$598,733

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Net sales	$240,056	$240,571	$797,885	$850,590
Cost of sales (including occupancy costs)	169,144	175,609	555,230	598,284

Gross profit	70,912	64,962	242,655	252,306
Selling, general and administrative expenses	70,351	75,566	218,765	234,233
Store closing costs	535	—	2,147	250
Terminated merger-related costs	—	23	—	106

Operating income (loss)	26	(10,627)	21,743	17,717
Interest income, net	66	189	278	687

Income (loss) from continuing operations before income taxes	92	(10,438)	22,021	18,404
Income tax (benefit) expense	(6,439)	(3,935)	1,983	7,654

Income (loss) from continuing operations	6,531	(6,503)	20,038	10,750
Income (loss) from discontinued operations, net of income taxes	62	(2,340)	(14,927)	(5,631)

Net income (loss)	$6,593	$(8,843)	$5,111	$5,119

Income (loss) per basic share:
Income (loss) from continuing operations	$0.12	$(0.12)	$0.36	$0.20
Income (loss) from discontinued operations	—	(0.04)	(0.27)	(0.10)

Net income (loss)	$0.12	$(0.16)	$0.09	$0.10

Basic weighted average shares	54,433	53,935	54,286	53,786

Income (loss) per diluted share:
Income (loss) from continuing operations	$0.12	$(0.12)	$0.36	$0.20
Income (loss) from discontinued operations	—	(0.04)	(0.27)	(0.10)

Net income (loss)	$0.12	$(0.16)	$0.09	$0.10

Diluted weighted average shares	54,877	53,935	54,615	54,103

Dividends declared per share	$0.03	$0.03	$0.09	$0.06

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)—(Unaudited)

	Thirty-Nine Weeks Ended
	November 28, 2009	November 29, 2008
OPERATING ACTIVITIES:
Net income	$5,111	$5,119
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations	18,281	—
Depreciation and amortization	23,311	28,382
Deferred income taxes	12,120	32,286
Share-based compensation	2,558	3,584
Loss on disposal of property and equipment	2,475	816
Excess tax benefits from share-based compensation	(386)	(52)
Changes in operating assets and liabilities:
Accounts receivable, net	935	3,884
Merchandise inventories, net	(4,491)	(24,911)
Other assets	10,240	9,598
Accounts payable	575	16,015
Employee compensation	2,743	5,507
Income taxes receivable	(19,468)	(31,894)
Terminated merger-related liabilities	—	(46,923)
Other liabilities and accrued expenses	760	(687)
Deferred credits from landlords	(3,656)	(5,201)

Net cash provided by (used in) operating activities	51,108	(4,477)

INVESTING ACTIVITIES:
Payments for sale of discontinued operations	(9,129)	—
Additions to property and equipment	(5,907)	(13,133)
Proceeds from disposals of property and equipment	99	975
Purchases of marketable securities	—	(24,899)
Proceeds from sale of marketable securities	14,913	—

Net cash used in investing activities	(24)	(37,057)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	10,000
Repayments on short-term borrowings	—	(10,000)
Dividends paid to shareholders	(4,949)	(1,646)
Proceeds from issuance of common stock	1,701	476
Excess tax benefits from share-based compensation	386	52

Net cash used in financing activities	(2,862)	(1,118)
Net increase (decrease) in cash and cash equivalents	48,222	(42,652)
Cash and cash equivalents at beginning of period	100,962	72,901

Cash and cash equivalents at end of period	$149,184	$30,249

See accompanying notes.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of The Finish Line, Inc., along with its wholly-owned subsidiaries, (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Subsequent events have been evaluated through January 6, 2010, the date of issuance of the Company’s Consolidated Financial Statements.

Store closing costs consist of the non-cash write-off of any fixtures and equipment upon a store closing for all periods presented.

The Company has experienced, and expects to continue to experience, significant variability in sales and net income (loss) from reporting period to reporting period. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Certain amounts in the financial statements of the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income (loss).

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

The Escrow Amount was composed of the following components. First, $2.2 million was held in escrow until January 4, 2010 to reimburse the Buyer for payments to landlords for August, September and October, 2009 rents. The parties reconciled the actual amounts paid to the landlords for this period, with the Company reimbursing the Buyer the shortfall, $0.5 million (which was accrued upon the closing of the transaction), on January 4, 2010. In addition, $1.9 million will be held in escrow, representing the aggregate estimated amount of rent and additional rent payable for a limited period following the three-month payment period described above for leases guaranteed by the Company beyond the closing.

Man Alive’s net assets primarily consisted of property and equipment of $22.0 million and $6.8 million and inventory of $15.8 million and $6.0 million as of November 29, 2008 and February 28, 2009, respectively. The results of operations of Man Alive have been classified in discontinued operations for all periods presented. The financial results of the Man Alive operations, which are included in discontinued operations in the accompanying Consolidated Statements of Operations, were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
	(unaudited)		(unaudited)
Net sales	$—	$16,293	$10,925	$47,525

Income (loss) from discontinued operations	$83	$(3,867)	$(23,908)	$(9,103)
Income tax expense (benefit)	21	(1,527)	(8,983)	(3,595)

Income (loss) from discontinued operations, net of income tax	$62	$(2,340)	$(14,925)	$(5,508)

For the thirty-nine weeks ended November 28, 2009, the loss from discontinued operations of Man Alive included operating losses of $5.6 million as well as $18.3 million related to the loss on sale of Man Alive. The $18.3 million was made up of the $7.7 million Purchase Price Rebate, $7.4 million inventory write-off, $6.7 million property and equipment write-off, and $2.4 million in other charges, partially offset by the reversal of “Deferred credits from landlords” of $5.9 million.

For the thirteen weeks and thirty-nine weeks ended November 29, 2008, the loss from discontinued operations of Man Alive represents operating losses.

Based on the Purchase Agreement with the Buyer, the Company anticipates that all cash outlays related to deferred payments to Man Alive will be made by July 2010. The balance and net activity for the $2.0 million installment payment to the Buyer, which is included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Installment Payment
(unaudited)
Balance at February 28, 2009	$—
Provision	2,000
Cash payments	(833)

Balance at November 28, 2009	$1,167

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
	(unaudited)		(unaudited)
Net sales	$—	$—	$—	$—

Loss from discontinued operations	$—	$—	$(4)	$(202)
Income tax benefit	—	—	(2)	(79)

Loss from discontinued operations, net of income tax	$—	$—	$(2)	$(123)

Based on the Company’s current estimates as of November 28, 2009, future lease payments, including estimated lease termination payments, and repayment of unamortized construction allowances are expected to result in a total cash outlay of approximately $387,000 and $102,000, respectively. Unamortized construction allowances are included within “Deferred credits from landlords.” The Company anticipates that all cash payments will be made within the next 4 months.

The balance and net activity for the estimated future lease payments, including estimated lease termination payments, which are included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Lease Reserve
(unaudited)
Balance at February 28, 2009	$387
Provision	—
Cash payments	—

Balance at November 28, 2009	$387

4.	Income Taxes

During the thirteen weeks ended November 28, 2009, the Company recorded a one-time tax benefit of $6.5 million related to the Company finalizing a favorable agreement (“Tax Agreement”) with the Internal Revenue Service (“IRS”) regarding the income tax treatment of the terminated merger and litigation expenses (see Note 2). The Tax Agreement allows the Company to treat all of the terminated merger and litigation expenses as an ordinary deduction instead of a portion as an ordinary deduction and another portion as a capital loss. The Company had recorded a deferred tax asset for a portion of the terminated merger and litigation expenses that it had characterized as a capital loss when the terminated merger and litigation expenses were incurred. Since the Company did not have a history of significant capital gains, and did not hold any investments with significant unrealized built-in gains, the Company had determined at the time of recording these expenses (fiscal 2008) that it was more likely than not that the capital losses would expire unutilized and therefore a corresponding valuation allowance in the amount of $6.5 million was recorded in fiscal 2008. Since the Tax Agreement between the Company and the IRS allows the Company to deduct all of the terminated merger and litigation expenses as an ordinary deduction, the Company determined the loss would be recovered through operating income and the valuation allowance was no longer necessary as of November 28, 2009. The valuation allowance associated with the capital loss deferred tax asset equaling $6.5 million was reversed resulting in the recognition of the one-time income tax benefit. Of the $6.5 million reversal of the valuation allowance, $3.5 million related to a deferred tax asset established in conjunction with a reserve for unrecognized tax benefits. The $3.5 million deferred tax asset was reversed as discussed below.

Primarily as a result of the Tax Agreement resolving the income tax treatment of the terminated merger and litigation expenses with the IRS, the Company adjusted its balance of unrecognized tax benefits during the thirteen weeks ended November 28, 2009. The “Other long-term liabilities” decreased by $3.6 million in the thirteen weeks ended November 28, 2009 related to the decrease in non-current income taxes payable. Of the $3.6 million, $3.5 million also resulted in a decrease to the asset “Deferred income taxes”.

5.	Fair Value Measurements

On March 2, 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements” (codified in ASC No. 820). ASC No. 820 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under this standard, fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. This standard also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company has cash equivalents in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments. The primary objective of our short-term investment activity is to preserve our capital for the purpose of funding operations and we do not enter into short-term investments for trading or speculative purposes. The fair values are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). The adoption of this standard did not have an impact on the Company’s results of operations, financial condition or liquidity.

On March 1, 2009, the Company adopted the remaining portions of this standard, for all non-financial assets and non-financial liabilities recognized or disclosed in the financial statements on a nonrecurring basis. As of November 28, 2009, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

6.	Recent Accounting Pronouncements

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (codified in ASC No. 105). This standard establishes the Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretative releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. The provisions of this standard are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP for this period ended November 28, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial results or financial position.

In May 2008, the FASB staff revisited Emerging Issues Task Force (“EITF”) No. 03-6 and issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities” (codified in ASC No. 260-10). This authoritative guidance requires unvested share-based payments that entitle employees and nonemployee directors to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This authoritative guidance was effective March 1, 2009 and did not have a material effect on the Company’s earnings per share calculations for any of the periods presented.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (codified in ASC No. 820-10). This standard amends FAS 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. ASC No. 820-10 also requires additional disclosures about fair value measurements in interim and annual reporting periods. The Company adopted this standard on May 31, 2009 and it did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments ”(codified in ASC No. 825-10), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This standard also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this authoritative guidance as of May 31, 2009.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (codified in ASC No. 320). This standard established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard is effective for interim or annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the second quarter ended August 29, 2009. See Note 1, Summary of Significant Accounting Policies, for the disclosure required under this standard.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value”, which provides clarification regarding acceptable valuation techniques for determining the fair value measurement of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for interim and annual reporting periods after its issuance. The adoption of ASU 2009-05 did not have a material effect on the Company’s consolidated financial statements.

Other recent Accounting Standard Updates issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

7.	Common Stock

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

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the thirteen weeks ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. The Company declared dividends of $4,964,000 during the thirty-nine weeks ended November 28, 2009. A cash dividend of $1,660,000 was paid on December 15, 2009 to shareholders of record on November 27, 2009 and was accrued at November 28, 2009 in “Other liabilities and accrued expenses.” Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2011. The Company believes that adoption of the repurchase program could be a viable use of excess cash. Such purchase, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash. The Company did not purchase any shares under the stock repurchase program during the thirty-nine weeks ended November 28, 2009.

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

The following table sets forth store and square feet information of the Company for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Number of Stores:	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Finish Line
Beginning of period	681	697	689	697
Opened	4	3	5	9
Closed	(4)	(1)	(13)	(7)

End of period	681	699	681	699

			November 28, 2009	November 29, 2008
Square feet information as of:
Finish Line
Square feet			3,671,926	3,819,982
Average store size			5,392	5,465

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended (Unaudited)
Category	November 28, 2009		November 29, 2008
Footwear	$198,408	83%	$200,025	83%
Softgoods	41,648	17%	40,546	17%

Total	$240,056	100%	$240,571	100%

	Thirty-Nine Weeks Ended (Unaudited)
Category	November 28, 2009		November 29, 2008
Footwear	$685,265	86%	$730,019	86%
Softgoods	112,620	14%	120,571	14%

Total	$797,885	100%	$850,590	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	70.5	73.0	69.6	70.3

Gross profit	29.5	27.0	30.4	29.7
Selling, general and administrative expenses	29.3	31.4	27.4	27.5
Store closing costs	0.2	—	0.3	0.1
Terminated merger-related costs	—	—	—	—

Operating income (loss)	—	(4.4)	2.7	2.1
Interest income, net	—	0.1	—	0.1

Income (loss) from continuing operations before income taxes	—	(4.3)	2.7	2.2
Income tax (benefit) expense	(2.7)	(1.6)	0.2	0.9

Income (loss) from continuing operations	2.7	(2.7)	2.5	1.3
Income (loss) from discontinued operations, net of income taxes	—	(1.0)	(1.9)	(0.7)

Net income (loss)	2.7%	(3.7)%	0.6%	0.6%

THIRTEEN WEEKS ENDED NOVEMBER 28, 2009 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 29, 2008

Net sales decreased 0.2% to $240.1 million for the thirteen weeks ended November 28, 2009 from $240.6 million for the thirteen weeks ended November 29, 2008. The decrease during the thirteen weeks ended November 28, 2009 was attributable to reduced sales of closed stores along with down time and reduced square footage related to remodeled/relocated stores, partially offset by a comparable store net sales increase of 1.7% for the thirteen weeks ended November 28, 2009. Comparable footwear net sales for the thirteen weeks ended November 28, 2009 increased 1.0% while comparable softgoods net sales increased 5.0% for the comparable period. The comparable store net sales increase of 1.7% was due primarily to easier comparable sales comparisons from the same period of prior year which were negative 3.3% along with an increase in footwear average selling price of 4.8%. Additionally, comparable softgoods net sales were positive for the first time in 15 consecutive quarters. The increase is a result of the Company’s efforts over the past year to improve the apparel business by right-sizing the inventory and moving into more premium brands.

Gross profit for the thirteen weeks ended November 28, 2009 was $70.9 million, an increase of $5.9 million (9.2%) from $65.0 million for the thirteen weeks ended November 29, 2008. During this same period, gross profit increased to 29.5% of net sales versus 27.0% for the prior year. The 2.5% increase as a percentage of net sales was due to a 2.0% increase in margin for product sold and a 0.5% decrease in occupancy costs as a percentage of net sales. The 2.0% increase in product margin is primarily a result of 1) being less promotional as the Company’s aged inventory, inventory mix and inventory turns continue to improve; 2) an increase in softgoods product margin as the Company has reduced inventory, evolved the Company’s offerings and become more focused; and 3) vendor support. The 0.5% decrease in occupancy costs as a percentage of net sales was a result of leveraging due to positive comparable store net sales along with reduced occupancy costs due to favorable lease negotiations on eligible stores.

Selling, general and administrative expenses were $70.4 million (29.3% of net sales) for the thirteen weeks ended November 28, 2009 compared to $75.6 million (31.4% of net sales) for the thirteen weeks ended November 29, 2008. The $5.2 million dollar decrease was primarily attributable to a decrease in payroll, depreciation, freight and supplies due to targeted cost reductions.

Store closing costs were $0.5 million (0.2% of net sales) for the thirteen weeks ended November 28, 2009 compared to zero for the thirteen weeks ended November 29, 2008. Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing. The $0.5 million increase in store closing costs for the thirteen weeks ended November 28, 2009 compared to the thirteen weeks ended November 29, 2008 is due to the Company getting more aggressive in closing underperforming stores earlier in the leases through co-tenancy violations and sales kick-out provisions.

Net interest income was $0.1 million for the thirteen weeks ended November 28, 2009 compared to $0.2 million for the thirteen weeks ended November 29, 2008. This decrease was due to lower interest rates during the thirteen weeks ended November 28, 2009 compared to the thirteen weeks ended November 29, 2008, partially offset by higher invested balances during the thirteen weeks ended November 28, 2009.

The Company’s benefit from income taxes was $6.4 million, which includes a one-time tax benefit of $6.5 million, for the thirteen weeks ended November 28, 2009 compared to a benefit from income taxes of $3.9 million for the thirteen weeks ended November 29, 2008. The $6.5 million benefit recorded in the thirteen weeks ended November 28, 2009 related to the Company finalizing a favorable agreement with the Internal Revenue Service (“IRS”) regarding the income tax treatment of the terminated merger and litigation expenses. See Note 4 to the Company’s unaudited financial statements in this document for a further discussion of this one-time tax benefit and the Company’s agreement with the IRS.

Income from continuing operations for the thirteen weeks ended November 28, 2009 was $6.5 million compared to loss from continuing operations of $6.5 million for the thirteen weeks ended November 29, 2008. Income from continuing operations per diluted share was $0.12 for the thirteen weeks ended November 28, 2009 compared to loss from continuing operations per diluted share of $(0.12) for the thirteen weeks ended November 29, 2008. Diluted weighted average shares outstanding were 54.9 million and 53.9 million for the thirteen weeks ended November 28, 2009 and November 29, 2008, respectively.

Income from discontinued operations, net of income taxes was $0.1 million for the thirteen weeks ended November 28, 2009 compared to a loss from discontinued operations, net of income taxes of $2.3 million for the thirteen weeks ended November 29, 2008. For the thirteen weeks ended November 29, 2008, the $2.3 million loss from discontinued operations, net of income taxes represented operating losses. See Note 3 to the Company’s unaudited financial statements in this document for a further discussion of the Company’s discontinued operations.

THIRTY-NINE WEEKS ENDED NOVEMBER 28, 2009 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 29, 2008

Net sales decreased 6.2% ($52.7 million) to $797.9 million for the thirty-nine weeks ended November 28, 2009 from $850.6 million for the thirty-nine weeks ended November 29, 2008. The decrease was attributable to a comparable store net sales decrease of 4.7% for the thirty-nine weeks ended November 28, 2009 and reduced sales of $15.3 million from 23 closed stores along with down time and reduced square footage related to remodeled/relocated stores, partially offset by a $0.9 million increase from 5 new stores opened subsequent to November 29, 2008 and a $3.1 million increase in net sales from existing stores that were open only part of the thirty-nine weeks ended November 29, 2008. Comparable footwear and comparable softgoods net sales for the thirty-nine weeks ended November 28, 2009 both decreased 4.7%. The 4.7% comparable store net sales decrease was due primarily to decreased levels of consumer spending and traffic due to the macroeconomic environment along with tough comparisons as the Company believes there was a lift in sales related to stimulus checks provided by the U.S. government during a portion of the thirty-nine weeks last year.

Gross profit for the thirty-nine weeks ended November 28, 2009 was $242.7 million (30.4% of net sales), a decrease of $9.6 million (3.8%) from $252.3 million (29.7% of net sales) for the thirty-nine weeks ended November 29, 2008. This 0.7% increase as a percentage of net sales was due to a 0.8% increase in margin for product sold along with a 0.1% decrease in inventory shrink, partially offset by a 0.2% increase in occupancy costs as a percentage of net sales. The 0.8% increase in product margin is primarily a result of 1) being less promotional as the Company’s aged inventory, inventory mix and inventory turns continue to improve as the Company focuses on premium product; 2) an increase in softgoods product margin as the Company has reduced inventory, evolved the Company’s offerings and become more focused; and 3) vendor support. The 0.2% increase in occupancy costs as a percentage of net sales was a result of deleveraging due to the negative 4.7% comparable store net sales, partially offset by reduced occupancy costs due to favorable lease negotiations on eligible stores.

Selling, general and administrative expenses decreased $15.4 million (6.6%) to $218.8 million (27.4% of net sales) for the thirty-nine weeks ended November 28, 2009 from $234.2 million (27.5% of net sales) for the thirty-nine weeks ended November 29, 2008. The $15.4 million decrease was primarily attributable to a decrease in payroll, advertising, depreciation and freight expenses due to targeted expense reduction efforts as well as decreased sales.

Store closing costs were $2.1 million (0.3% of net sales) for the thirty-nine weeks ended November 28, 2009 compared to $0.3 million (0.1% of net sales) for the thirty-nine weeks ended November 29, 2008. Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing. The $1.8 million increase in store closing costs for the thirty-nine weeks ended November 28, 2009 compared to the thirty-nine weeks ended November 29, 2008 is due to the Company getting more aggressive in closing underperforming stores earlier in the leases through co-tenancy violations and sales kick-out provisions.

Net interest income was $0.3 million for the thirty-nine weeks ended November 28, 2009 compared to $0.7 million for the thirty-nine weeks ended November 29, 2008. This decrease was due to lower interest rates earned during the thirty-nine weeks ended November 28, 2009 compared to the thirty-nine weeks ended November 29, 2008, partially offset by higher invested balances during the thirty-nine weeks ended November 28, 2009.

The Company’s income tax expense was $2.0 million, which includes a one-time tax benefit of $6.5 million, for the thirty-nine weeks ended November 28, 2009 compared to $7.7 million of income tax expense for the thirty-nine weeks ended November 29, 2008. The $6.5 million benefit recorded in the thirty-nine weeks ended November 28, 2009 related to the Company finalizing a favorable agreement with the Internal Revenue Service regarding the income tax treatment of the terminated merger and litigation expenses. See Note 4 to the Company’s unaudited financial statements in this document for a further discussion of this one-time tax benefit and the Company’s agreement with the IRS.

Income from continuing operations for the thirty-nine weeks ended November 28, 2009 was $20.0 million compared to $10.8 million for the thirty-nine weeks ended November 29, 2008. Income from continuing operations per diluted share was $0.36 for the thirty-nine weeks ended November 28, 2009 compared to $0.20 per diluted share for the thirty-nine weeks ended November 29, 2008. Diluted weighted average shares outstanding were 54.6 million and 54.1 million for the thirty-nine weeks ended November 28, 2009 and November 29, 2008, respectively.

Loss from discontinued operations, net of income taxes was $14.9 million for the thirty-nine weeks ended November 28, 2009 compared to $5.6 million for the thirty-nine weeks ended November 29, 2008. For the thirty-nine weeks ended November 28, 2009, the loss from discontinued operations of Man Alive included operating losses of $5.6 million as well as $18.3 million related to the loss on the sale of Man Alive. This $18.3 million loss was made up of the $7.7 million Purchase Price Rebate, $7.4 million inventory write-off, $6.7 million property and equipment write-off, and $2.4 million in other charges, partially offset by the reversal of “Deferred credits from landlords” of $5.9 million. The $23.9 million of loss from discontinued operations was offset partially by an income tax benefit of $9.0 million. For the thirty-nine weeks ended November 29, 2008, the $5.6 million loss from discontinued operations, net of income taxes represented operating losses. See Note 3 to the Company’s unaudited financial statements included in this document for further discussion of the Company’s discontinued operations.

Liquidity and Capital Resources

The Company had net cash of $51.1 million provided by its operating activities during the thirty-nine weeks ended November 28, 2009 as compared to $4.5 million net cash used in operating activities during the thirty-nine weeks ended November 29, 2008. Included in the $4.5 million for the thirty-nine weeks ended November 29, 2008 was $39.0 million paid for the cash portion of the Settlement Agreement (see Note 2 to the Consolidated Financial Statements). At November 28, 2009, the Company had cash and cash equivalents of $149.2 million and no interest bearing debt. Cash equivalents are invested in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments with daily liquidity.

Consolidated merchandise inventories were $237.5 million at November 28, 2009 compared to $239.4 million at February 28, 2009 and $293.2 million at November 29, 2008. Consolidated merchandise inventories at February 28, 2009 and November 29, 2008 contained Man Alive inventory of $6.0 million and $15.8 million, respectively. Finish Line merchandise inventories decreased 14.4% overall and 11.0% on a per square foot basis at November 28, 2009 compared to November 29, 2008. The 11.0% decrease per square foot compared to November 29, 2008 is a result of management’s plan to reduce inventory levels and increase inventory turns.

The Company’s working capital was $311.1 million at November 28, 2009, which was a $31.9 million increase from $279.2 million at February 28, 2009.

The Company used $24,000 in net cash in investing activities for the thirty-nine weeks ended November 28, 2009 compared to net cash used of $37.1 million for the thirty-nine weeks ended November 29, 2008. The $24,000 used in the thirty-nine weeks ended November 28, 2009 was a result of $9.1 million in payments related to the sale of Man Alive along with $5.8 million of capital expenditures, partially offset by $14.9 million in proceeds from the sale of marketable securities.

For the thirty-nine weeks ended November 28, 2009, the Company has opened 5 Finish Line stores and does not plan to open any additional stores for the remainder of this fiscal year. The Company plans to remodel approximately 7 to 10 existing Finish Line stores during the fiscal year (6 remodeled during the thirty-nine weeks ended November 28, 2009). The Company has closed 13 stores during the thirty-nine weeks ended November 28, 2009 and expects to close another 12 to 15 stores in the 4th quarter. In addition, the Company has various other on going corporate capital and technology projects. The Company expects capital expenditures for the current fiscal year to approximate $8.0 to $11.0 million. Management believes that cash on hand, operating cash flow and the Company’s existing $75.0 million unsecured committed Credit Agreement (the “Credit Agreement”), which expires on February 25, 2010, will provide sufficient capital to satisfy the Company’s working capital requirements in the foreseeable future. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate principal amount of revolving loans by up to an additional $75.0 million. The Company is in the process of renewing the Credit Agreement, which is expected to be completed in the 4th quarter.

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2011. The Company believes that adoption of the repurchase program could be a viable use of excess cash. Such purchase, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash. The Company did not purchase any shares under the stock repurchase program during the thirty-nine weeks ended November 28, 2009.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the thirteen weeks ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. The Company declared dividends of $5.0 million during the thirty-nine weeks ended November 28, 2009. As of November 28, 2009, dividends declared but not paid of $1.7 million were accrued in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

Contractual Obligations

The Company’s contractual obligations primarily consist of long-term debt, operating leases, and purchase orders for merchandise inventory. For the thirty-nine weeks ended November 28, 2009, the Company’s contractual obligations have been reduced due to the sale of Man Alive from those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009. The Company’s total operating lease obligations of $471.5 million as of February 28, 2009 were reduced by approximately $46.2 million due to the sale of Man Alive and the assignment of those operating leases to the Buyer. Therefore, the Company’s total operating lease obligations as of November 28, 2009 were approximately $425.3 million. The only other changes in the contractual obligations identified in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009 are those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and reduction of operating leases due to store closings).

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

For a discussion of the Company’s market risk associated with interest rates as of February 28, 2009 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009. For the thirty-nine weeks ended November 28, 2009, there has been no significant change in related market risk factors.

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009. There has been no significant change to identified risk factors for the thirty-nine weeks ended November 28, 2009.

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

Date: January 6, 2010	THE FINISH LINE, INC.

By: /s/ Edward W. Wilhelm
Edward W. Wilhelm Executive Vice President-Chief Financial Officer

Exhibit Index

Exhibit Number	Description

21	Subsidiaries of The Finish Line, Inc. (incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 5, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a–14(a) and 15d-14(a), as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.