Form 10-K
period 2010-02-27
FINISH LINE INC /IN/
filed 2010-05-06
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 27, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 28, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $449,411,000, which was based on the last sale price reported for such date by NASDAQ.

The number of shares of the Registrant’s Common Stock outstanding on April 16, 2010 was:

Class A Common Stock: 52,187,469

Class B Common Stock: 2,173,464

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement (to be filed within 120 days after February 27, 2010) for the Annual Meeting of Shareholders to be held on July 22, 2010 (hereinafter referred to as the “2010 Proxy Statement”) are incorporated into Part III.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed in this Form 10-K and the documents incorporated by reference are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions and adverse factors impacting the retail footwear industry; depressed demand in the housing market; changing consumer preferences; the inability of The Finish Line, Inc. and its consolidated subsidiaries (collectively, the “Company”) to successfully market its footwear, apparel, accessories and other merchandise; price, product and competition from other retailers (including internet and direct manufacturer sales); fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs; the unavailability of products; the inability to locate and obtain acceptable lease terms for the Company’s stores; the loss of key employees; management of strategic growth initiatives; litigation and the other risks detailed in the Company’s Securities and Exchange Commission filings. In this Annual Report on Form 10-K, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “budgets,” “may,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1—Business

General

Throughout this Annual Report on Form 10-K, the fiscal years ended February 27, 2010, February 28, 2009 and March 1, 2008 are referred to as fiscal 2010, 2009 and 2008, respectively.

The Finish Line, Inc. together with its subsidiaries (collectively the “Company”), is one of the nation’s largest mall-based specialty retailers.

Finish Line.    Finish Line is a premium athletic footwear store and one of the largest mall-based specialty retailers. As of April 16, 2010, the Company operated 667 Finish Line stores averaging approximately 5,400 square feet in 47 states. A Finish Line store generally carries a large selection of men’s, women’s and kids’s performance and athletic casual shoes, as well as an assortment of apparel and accessories. Brand names offered by Finish Line include Nike, Brand Jordan, Puma, adidas, Under Armour, Sketchers, Asics, Converse, Lacoste, New Balance, Reebok, North Face and many others. Finish Line’s goal is to offer the most relevant products from the best brands in an exciting and entertaining retail environment by continually updating store designs.

Man Alive.    The Company operated Man Alive stores, which was a street fashion retailer offering men’s and women’s name brand fashions from the industry’s leading designers, until July 4, 2009. On June 21, 2009, the Company entered into a definitive asset purchase agreement with Man Alive Acquisitions, LLC (“the Buyer”), under which the Buyer assumed certain assets and liabilities of Man Alive, effective July 4, 2009.

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

Operating Strategies

The Company seeks to be a leading specialty retailer in the markets it serves. To achieve this, the Company has developed the following elements to its business strategy:

Emphasis on Customer Service and Convenience.    The Company is committed to providing a premium shopping experience that is rewarding and enjoyable, and seeks to achieve this objective by providing convenient mall-based locations with highly functional store designs, offering competitive prices on brand name products, maintaining optimal in-stock levels of merchandise and employing knowledgeable and courteous sales associates.

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

Product Diversity; Broad Demographic Appeal.    The Company stocks its stores with a combination of the leading and newest brand name merchandise, including in-line offerings and unique products manufactured exclusively for the Company. Product diversity, in combination with the Company’s store formats and commitment to customer service, is intended to attract a broad demographic cross-section of customers. The Company is focused on premium product, being the best in class, trend right, and the customer’s first choice. The Company strives to offer the most relevant brands and best items, not necessarily the most expensive.

Brand Strategies

Finish Line Store Strategy.    Since the Company’s initial public offering in June 1992, Finish Line has expanded from 104 stores to 667 stores at April 16, 2010. The Company opened five new Finish Line stores and closed 28 stores in fiscal 2010. Total square footage decreased 4.2% in fiscal 2010 due to closings and downsizes offset partially by an increase from new stores. The five new stores in fiscal 2010 averaged approximately 4,000 square feet.

For the year ending February 26, 2011 (“fiscal 2011”), the Company intends to open approximately 8-10 new Finish Line stores and close 20-30 stores. The Company expects Finish Line’s square footage to decrease approximately 2–3% due to more store closings anticipated than new stores. The actual closings in fiscal 2011 will depend on the outcome of landlord negotiations on an individual store by store basis. The new Finish Line stores in fiscal 2011 will consist of stores averaging approximately 4,300 square feet.

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

The Company committed significant resources over the past several years to make the necessary changes to the Company’s system infrastructure to accommodate multiple store formats. The Company has established a system infrastructure that is now capable of handling other potential acquisitions or new concepts that may arise in the future.

In fiscal 2011, the Company will continue to invest capital to enhance its merchandising and allocation systems, improve technology in information systems, along with upgrades to its e-commerce site.

Merchandise

The following table sets forth net sales along with the percentage of net sales attributable to the categories of footwear and softgoods during the years indicated. These amounts and percentages fluctuate substantially during the different consumer buying seasons. To take advantage of this seasonality, the Company’s stores have been designed to allow for a shift in emphasis in the merchandise mix between footwear and softgoods items.

	Year Ended
Category	February 27, 2010		February 28, 2009		March 1, 2008
	(in thousands)
Footwear	$1,005,166	86%	$1,023,009	86%	$1,001,947	83%
Softgoods	167,249	14%	171,648	14%	198,916	17%

Total	$1,172,415	100%	$1,194,657	100%	$1,200,863	100%

All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the Company’s corporate headquarters. The store manager and district manager, along with management at the Company’s headquarters, review the merchandise mix to adapt to permanent or temporary changes or trends in the marketplace.

Footwear

Finish Line’s distinctive shoe walls are stocked with the latest in performance, athletic casual and seasonal footwear that the industry has to offer, including Nike, Brand Jordan, Skechers, adidas, Puma, Under Armour, Reebok, New Balance, Timberland, Asics, Converse, Polo, Lacoste and many others. To make shopping easier for customers, footwear is categorized into sections including: running, basketball, athletic casual, fitness and seasonal. Most categories are available in men’s, women’s and kid’s styles.

Softgoods

Many of the same companies that supply Finish Line with quality footwear also supply softgoods, including products made by Brand Jordan, Nike, adidas, Under Armour and North Face. Additional suppliers include New Era and Oakley along with many others. Categories of softgoods consist of tops, pants, shorts, outer wear, running wear, fleece, fitness wear and sport-casual wear. In addition, the Company carries licensed apparel, socks, athletic bags, backpacks, sunglasses, watches and shoe-care products.

Finish Line has its own private label, which focuses on core basics such as t-shirts and shorts.

The Company also works closely with the branded apparel vendors to continue developing new exclusive product offerings.

Direct-to-Consumer

The Company continues its focus on increasing the direct-to-consumer business and enhancing a cross-channel customer experience in-line with our strategic direction. The Company continues to redesign and update its e-commerce site to enhance the quality and functionality of the site. During fiscal 2010, the Company established a dedicated team to focus exclusively on its growing e-commerce channel. The new team united the Finish Line e-commerce advertising, design and content team, which was based in the marketing department, with the technology and operations team that was formerly part of the information systems group. In addition, the Company has developed a mobile commerce site and is expanding its presence on social media to stay in-step with the evolving lifestyles of core consumers. Finishline.com is the Company’s most visible store with approximately 125,000 visitors per day.

Marketing

The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes its store windows, direct mail, e-mail, viral media, outdoor and the Internet in its marketing efforts.

The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense was 1.4% of net sales after deducting co-op reimbursements in fiscal 2010 compared to 1.5% in fiscal 2009. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multi-million dollar advertising campaigns of its key suppliers, such as Nike and adidas.

The Company also uses in-store contests, promotions and event sponsorships, as well as a comprehensive public relations effort, to further market the Company.

The Company also has a customer loyalty program called “Winners Circle”. Customers earn a $20 reward certificate every time they spend $200 at Finish Line in twelve months, in addition to receiving special member offers and discounts on footwear and apparel. The Company maintains a database with the Winners Circle information that it uses to communicate to customers regarding key initiatives and promotions as well as to mail members other pertinent information. The Company continues to put an emphasis on growing the membership base of the Winners Circle program, which increased 24% in fiscal 2010 and improving the marketing effectiveness of the Winners Circle program to drive sales.

Purchasing and Distribution

A footwear and softgoods buying department performs Finish Line’s merchandise purchasing. These departments consist of vice-presidents and divisional merchandise managers, multiple buyers and associate buyers. These centralized merchandising departments are under the direction of an Executive Vice President-Chief Merchandising Officer. The buying department is supported by a planning and merchandising department.

The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 155 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 65% and 64% of total purchases in fiscal 2010 and 2009, respectively. The Company purchased approximately 82% of total merchandise in fiscal 2010 and 80% in fiscal 2009 from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

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

The Company has also made significant investments in its Human Capital Management systems over the past several years by purchasing and implementing a new HR and Payroll system for processing efficiencies; a new Time, Labor and Scheduling system for better store labor management and new Performance Management software applications to assist the corporate office with talent management, recruiting and staff evaluations.

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

Real Estate

As of April 16, 2010, the Company operated 667 stores averaging approximately 5,400 square feet in 47 states. The Company’s stores are primarily located in enclosed shopping malls. The typical Finish Line store format has a sales floor, which includes a try-on area, and a display area where each style of footwear carried in the store is displayed by category (e.g., running, basketball, athletic casual), and adjacent stock room where the footwear inventory is maintained. Sales floors in Finish Line stores represent approximately 65% to 75% of the total space.

The Company believes that its ability to obtain attractive, high traffic store locations, such as enclosed malls, and maintaining and or improving productivity in its existing store base are critical elements of its business and a key factor in its future growth and profitability. In determining new store locations, management evaluates market areas, in-mall locations, “anchor” stores, consumer traffic, mall sales per square foot, competition and occupancy, construction and other costs associated with opening a store.

The Company leases all of its stores. Initial lease terms of the stores are generally ten years in duration without renewal options, although some of the stores are subject to leases for five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount and contain a clause (kick-out), which allows the Company to terminate the lease if specific sales thresholds are not achieved. These kick-outs generally apply 3-5 years into the initial lease term. As of April 16, 2010, the Company has approximately 30% of its store base that will be up for either renewal or kick-out over the next 12 months. To date, the Company has been successful in improving the productivity of its existing store base that allows a majority of the stores to remain open in these situations.

The Company estimates its cash requirement to open a new Finish Line store (averaging 4,000 – 5,000 square feet) to be approximately $700,000. This requirement includes approximately $500,000 for fixtures, equipment, leasehold improvements and pre-opening expenses and approximately $300,000 ($200,000 net of payables) in new store inventory.

Competition

Finish Line’s business is highly competitive. Many of the products Finish Line sells are sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores, mass merchandisers and internet e-tailers. Some of Finish Line’s primary competitors are large national and/or regional chains that have substantially greater financial and other resources than the Company. Among Finish Line’s competition are stores that are owned by major suppliers to the Company. To a lesser extent, Finish Line competes with local sporting goods and athletic specialty stores. The majority of Finish Line’s stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases that Finish Line enters into do not restrict the opening of stores by competitors.

Finish Line attempts to differentiate itself from its competition by operating more attractive, well-stocked stores in high retail traffic areas, with competitive prices and knowledgeable and courteous customer service. Finish Line attempts to keep its prices competitive with athletic specialty and sporting goods stores in each trade area, including competitors that are not necessarily located inside the mall. Finish Line believes it accomplishes this by effectively assorting its stores with the most relevant premium brands and products in the market.

Seasonal Business

The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the late summer (mid July through early September) and holiday (Thanksgiving through Christmas) periods. During the fiscal years ended February 27, 2010 and February 28, 2009, these periods accounted for approximately 33% and 32% of the Company’s annual sales, respectively.

Employees

As of February 27, 2010, the Company employed approximately 11,100 persons, 3,100 of whom were full-time and 8,000 of whom were part-time. Of this total, 604 were employed at the Company’s Indianapolis, Indiana corporate headquarters and distribution center and 48 were employed as regional vice presidents and district managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union, and employee relations are generally considered good.

Retirement Plan

In fiscal 2010, the Company contributed cash in the amount of $527,000 (net of forfeitures) to the Company’s Profit Sharing Plan.

The Company’s Profit Sharing Plan also includes a 401(k) feature whereby the Company matches 50 percent of employee contributions to the plan up to six percent of the employee’s wages. The Company contributed matching funds of approximately $1,757,000 in fiscal 2010 and $1,742,000 in fiscal 2009.

Trademarks

The Company has registered in the United States Patent and Trademark Office several trademarks relating to its business. The Company believes its trademark and service mark registrations are valid, and it intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks and service marks.

Available Information

The Company’s Internet address is www.finishline.com. The Company makes available free of charge through its Internet website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Company’s Code of Ethics is available on its Investor Relations page under “Our Company.”

Item 1A. Risk Factors

The current economic and financial conditions have caused and may continue to cause a decline in consumer spending and may adversely affect the Company’s business, operations, liquidity, financial results and stock price.

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

As a business that depends on consumer discretionary spending, our customers over the past two years have and may continue to reduce their purchases due to job losses or fear of job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices and lower consumer confidence. Decreases in comparable store net sales, customer traffic or average dollar per transaction negatively affect the Company’s financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products could affect profitability and margins. The customer traffic is difficult to forecast and mitigate. As a consequence, our sales, operating and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast results to be expected in future periods. Any of the foregoing could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

Additionally, many of the effects and consequences of the U.S. and global financial and economic conditions could potentially have a material adverse effect on the Company’s liquidity and capital resources, including our ability to raise additional capital if needed, and the ability of banks to honor draws on our credit facility, or could otherwise negatively affect the Company’s business and financial results. Although we normally generate funds from our operations to pay our operating expenses and fund our capital expenditures, our ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including capital and credit markets, and continuing market volatility, the impact of government intervention in financial markets and general economic conditions may adversely affect the ability of the Company to access capital and credit markets.

The global economic conditions may also adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect our supply chain. It may cause suppliers to reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. The current market instability makes it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories. The current financial and economic conditions may also adversely affect our landlords and real estate developers of retail space, which may limit the availability of attractive leased store locations. The current conditions may also adversely affect our product liquidation efforts.

Our business faces a great deal of competitive pressure.

The retail business is highly competitive. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional, national and branded vendor operated retailers. Those competitors, some of whom have a greater market presence than us, include traditional store-based retailers, Internet businesses and other forms of retail commerce. Unanticipated changes in the pricing and other practices of those competitors may adversely affect our performance.

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

Various risks associated with Internet sales may adversely affect our business.

We sell merchandise over the Internet through our website, www.finishline.com. Although our Internet operations encompass only a minor portion of our total sales, we anticipate that the percentage will continue to grow and thus the risks associated with these operations could have an impact on our overall operations. Our Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. Our Internet operations also involve other risks that could have an impact on our results of operations including hiring, retention and training of personnel to conduct our Internet operations, diversion of sales from our stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. There can be no assurance that our Internet operations will continue to achieve sales and profitability growth or even remain at their current level.

Our operations are dependent on a single distribution center, and the loss of, or disruption in, our distribution center and other factors affecting the distribution of merchandise, could have a material adverse effect on our business and operations.

The distribution functions for all of our stores and Internet sales are handled from a single facility in Indianapolis, Indiana. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores and/or fulfill Internet orders, which could cause sales to decline.

We depend upon third party carriers for shipment of a significant amount of merchandise. An interruption in service by these third party carriers for any reason could cause temporary disruptions in our business, a loss of sales and profits, and other material adverse effects.

Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight costs both on inbound freight from suppliers to our distribution center as well as outbound freight from our distribution center to our stores. Increases in fuel prices and surcharges and other factors may increase freight costs.

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

Future performance will depend upon our ability to attract, retain and motivate qualified employees, including store personnel and field management. Many of those associates are in entry level or part time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. If we are unable to attract and retain quality associates, our ability to meet our growth goals or to sustain expected levels of profitability may be compromised. In addition, a large number of our retail employees are paid the prevailing minimum wage, which if increased would negatively affect our profitability and could, if the increase were material enough, require us to adjust our business strategy, which may include the closure of our less profitable stores. Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future. In addition, proposed legislation called the Employee Free Choice Act could make it easier for unions to organize based on card check authorization rather than by secret ballot election and could give third-party arbitrators the ability to impose terms of a collective bargaining agreement upon us and a labor union if we and the union did not agree to the terms of a collective bargaining agreement. If some or all of our workforce were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements or work practices, it could have a material adverse effect on our business, financial condition and results of operations.

A change in the relationship with any of our key vendors.

Our business is dependent to a significant degree upon our ability to purchase premium brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising and markdown allowances from our vendors. The Company purchased approximately 82% of its merchandise in fiscal 2010 from its top five vendors and expects to continue to obtain a significant percentage of its product from these vendors in future periods. Approximately 65% was purchased from one vendor (Nike). Our inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by our suppliers or any disruption in the supply chain could have a material adverse effect on our business, financial condition and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s financial condition and results of operations or the inability of Nike to develop and manufacture products that appeal to our target customers could also have an adverse effect on our business, financial condition and results of operations.

Our business may be adversely affected by regulatory and litigation developments.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Our sales and results of operations may be adversely affected by new legal requirements, including health care legislation and proposed climate change and other environmental legislation and regulations. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent that such requirements increase prices of goods and services because of increased compliance costs or reduced availability of raw materials. At this time, we are unable to determine the impact that healthcare reform could have on our employer-sponsored medical plans. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

Our business may be adversely affected by the failure to identify suitable store locations and acceptable lease terms.

To take advantage of customer traffic and the shopping preferences of our customers, we need to obtain and retain stores in desirable locations such as in regional and neighborhood malls anchored by major department stores. We cannot be certain that desirable mall locations will continue to be available. Several large landlords dominate the ownership of prime malls in the United States and because of our dependence upon these landlords for a substantial number of our locations, any significant erosion of our relationships with these landlords or their financial condition would negatively affect our ability to obtain and retain store locations. Additionally, further landlord consolidation may negatively affect our ability to obtain and retain store locations at acceptable lease terms. The Company’s average lease term remaining for all stores is relatively short (average remaining term of 4 years). Due to the short-term nature, the Company is subject to potential market changes, which could increase occupancy costs and adversely affect profitability.

Our inability to implement our strategic growth initiatives may have an adverse impact on our future results.

The Company’s ability to succeed in its strategic growth initiatives could require significant capital investment and management attention, which may result in the diversion of these resources from our core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks including customer acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management. There can be no assurance that the Company will be able to develop and successfully implement its strategic growth initiatives to a point where they will become profitable, or generate positive cash flow. If the Company cannot successfully execute its strategic growth initiatives, the Company’s financial condition and results of operations may be adversely impacted.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2—Properties

The Company’s corporate headquarters and distribution center are located on 54 acres in Indianapolis, Indiana. The facility, which is owned by the Company, was designed and constructed to the Company’s specifications and includes automated conveyor and storage rack systems, a high speed shipping sorter and a tilt-tray sortation system designed to reduce labor costs, increase efficiency in processing merchandise and enhance space productivity. The facility consists of 142,000 square feet of office space and 647,000 square feet of warehouse space.

Store Locations

At April 16, 2010, the Company operated 667 stores in 47 states. The Company’s stores are primarily located in enclosed shopping malls. The following table sets forth information concerning the Company’s stores.

State		State
Alabama	11	Nebraska	6
Arizona	12	Nevada	5
Arkansas	6	New Hampshire	4
California	45	New Jersey	14
Colorado	15	New Mexico	4
Connecticut	9	New York	32
Delaware	1	North Carolina	18
Florida	48	North Dakota	1
Georgia	19	Ohio	38
Idaho	2	Oklahoma	7
Illinois	36	Oregon	2
Indiana	24	Pennsylvania	41
Iowa	9	Rhode Island	1
Kansas	9	South Carolina	10
Kentucky	8	South Dakota	1
Louisiana	10	Tennessee	20
Maine	1	Texas	58
Maryland	18	Utah	2
Massachusetts	15	Virginia	27
Michigan	25	Washington	10
Minnesota	6	West Virginia	7
Mississippi	5	Wisconsin	11
Missouri	12	Wyoming	1
Montana	1

		Totals	667

The Company leases all of its stores. Initial lease terms for the Company’s stores are generally ten years in duration without renewal options, although some of the stores are subject to leases for five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus contingent rent, which is determined as a percentage of gross sales in excess of specified levels.

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

Item 4—Reserved

Item 4.5—Directors and Executive Officers of the Registrant

Name	Age	Position	Officer or Director Since
Glenn S. Lyon	59	Chief Executive Officer and Director	2001
Steven J. Schneider	54	President and Chief Operating Officer	1989
Gary D. Cohen(5)	57	Chief Administrative Officer	1997
Donald E. Courtney(6)	55	President, E-Commerce	1989
George S. Sanders	52	Executive Vice President—Real Estate and Store Development	1994
Michael L. Marchetti	59	Executive Vice President—Store Operations	1995
Samuel M. Sato	46	Executive Vice President—Chief Merchandising Officer	2007
Edward W. Wilhelm(7)	51	Executive Vice President—Chief Financial Officer	2009
Alan H. Cohen(3)(8)	63	Chairman of the Board of Directors	1976
Stephen Goldsmith(4)(9)	63	Director	1999
Bill Kirkendall(1)(2)(10)	56	Director	2001
William Carmichael(1)(3)(11)	66	Director	2003
Catherine Langham(2)(4)(12)	52	Director	2006
Dolores Kunda(2)(4)(13)	54	Director	2008
Norman Gurwitz(1)(2)(14)	62	Director	2009
Richard Crystal(4)(15)	65	Director	2009
Mark Landau(1)(16)	52	Director	2010

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Finance Committee
(4)	Member of the Governance and Nominating Committee
(5)	Mr. Gary Cohen has served as Chief Administrative Officer since June 2009. Previously he had served as Executive Vice President, General Counsel and Secretary of the Company since April 2000.
(6)	Mr. Courtney has served as President, E-Commerce since August 2009. Previously he had served as Executive Vice President, IS, Distribution, Chief Information Officer and Assistant Secretary of the Company since October 2003, and as Executive Vice President, Chief Information Officer-Distribution from April 2000 – October 2003.
(7)	Mr. Wilhelm has served as Executive Vice President-Chief Financial Officer since March 30, 2009.
(8)	Mr. Cohen is a founder of The Finish Line, Inc. He served as Chief Executive Officer until December 1, 2008.
(9)	Mr. Goldsmith is currently the Daniel Paul Professor of Government at Harvard’s Kennedy School of Government.
(10)	Mr. Kirkendall is a Partner in D.A. Weibring Golf Resources Group and Chief Executive Officer of Pure Motion, Inc.
(11)	Mr. Carmichael currently serves as Chairman of the Board of Trustees of the Columbia Funds Series Trust, Banc of America Funds Trust, Columbia Funds Master Investment Trust, and Columbia Funds Variable Insurance Trust I.
(12)	Ms. Langham is the co-founder, President and Chief Executive Officer of the global logistics firm Langham Logistics, Inc.
(13)	Ms. Kunda is the founder, President and Chief Executive Officer of Lapiz Integrated Hispanic Marketing.
(14)	Mr. Gurwitz is an advisor to Emmis Communications Corporation.
(15)	Mr. Crystal is Chairman and Chief Executive Officer of women’s clothing retailer New York & Company.
(16)	Mr. Landau is Managing Director and Head of CRE Banking Americas for Deutsche Bank Securities, Inc.

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

	Fiscal 2010		Fiscal 2009
Quarter Ended	High	Low	High	Low
May	$8.65	$4.06	$8.00	$3.50
August	9.15	6.70	12.28	6.85
November	11.72	8.01	12.43	3.42
February	13.07	8.70	7.06	3.77

As of April 16, 2010, there were approximately 4,482 record holders of Class A Common Stock and 38 record holders of Class B Common Stock. The number of Class A Common Stock record holders excludes the beneficial owners of shares held in “street” names or held through participants in depositories. All shares of Class B Common Stock are held by the founding shareholders, their family members, directors, officers and other key employees.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the quarter ended September 1, 2007 until further notice. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. On January 21, 2010, the Company’s Board of Directors increased its quarterly cash dividend by 33% to $0.04 per share of Class A and Class B common stock. The Company declared dividends of $7.1 million and $4.9 million during fiscal 2010 and 2009, respectively. As of February 27, 2010 and February 28, 2009, dividends declared but not paid of $2.2 million and $1.6 million, respectively, were accrued in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

On July 17, 2008, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 5.0 million shares of the Company’s Class A common stock. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. During the quarter ended February 27, 2010, the Company repurchased 1.4 million shares of its Class A Common Stock at an average price of $11.47 per share for an aggregate amount of $15.9 million. Information on the shares repurchased under the program during the fourth quarter of fiscal 2010 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
December	—	$—	—	5,000,000
January	1,088,141	$11.54	1,088,141	3,911,859
February	301,572	$11.22	301,572	3,610,287

	1,389,713	$11.47	1,389,713

(1)	– The average price paid per share includes any brokerage commissions.

Item 6—Selected Financial Data

	Year Ended
	February 27, 2010	February 28, 2009	March 1, 2008	March 3, 2007	February 25, 2006
	(in thousands, except per share and store operating data)
Statement of Operations Data(6):
Net sales	$1,172,415	$1,194,657	$1,200,863	$1,262,606	$1,267,683
Cost of sales (including occupancy costs)	793,556	828,139	843,288	878,092	869,054

Gross profit	378,859	366,518	357,575	384,514	398,629
Selling, general and administrative expenses	297,323	312,011	318,227	315,559	301,402
Store closing costs	2,707	492	307	459	99
Terminated merger-related (income) cost, net	—	(1,969)	91,354	—	—
Impairment charges	6,771	6,118	4,551	3,559	2,523
Insurance settlement	—	—	—	(796)	—

Operating income (loss)	72,058	49,866	(56,864)	65,733	94,605
Interest income, net	322	814	1,380	1,027	2,008

Income (loss) from continuing operations before income taxes	72,380	50,680	(55,484)	66,760	96,613
Income tax expense (benefit)(7)	21,547	20,278	(13,613)	25,230	36,270

Income (loss) from continuing operations	$50,833	$30,402	$(41,871)	$41,530	$60,343

Earnings Per Share Data(6):
Basic income (loss) from continuing operations per share	$0.92	$0.56	$(0.89)	$0.87	$1.24

Diluted income (loss) from continuing operations per share	$0.92	$0.55	$(0.89)	$0.87	$1.22

Dividends declared per share	$0.130	$0.090	$0.025	$0.100	$0.100

Share Data:
Basic weighted-average shares	54,221	53,846	47,196	47,250	48,508

Diluted weighted-average shares(1)	54,597	54,108	47,196	47,757	49,367

Selected Store Operating Data(5):
Number of stores
Opened during year	5	9	18	40	66
Closed during year	(28)	(17)	(11)	(7)	(7)
Open at end of year	666	689	697	690	657
Total square feet(2)	3,590,780	3,746,413	3,854,733	3,833,996	3,706,121
Average square feet per store(2)	5,392	5,437	5,530	5,557	5,641
Net sales per square foot for comparable stores(3)(4)	$298	$297	$300	$326	$345
(Decrease) increase in comparable store net sales(3)	(0.5)%	0.3%	(4.5)%	(5.9)%	0.7%
Balance Sheet Data:
Working capital	$328,664	$279,237	$234,747	$237,490	$239,112
Total assets	$610,268	$598,733	$643,047	$656,636	$627,816
Total debt	$—	$—	$—	$—	$—
Shareholders’ equity	$442,150	$424,394	$420,866	$449,278	$428,542

(1)	Consists of weighted-average common and common equivalent shares outstanding for the year.
(2)	Computed as of the end of each fiscal year.
(3)	Calculation includes all stores that are open at the year-end and that have been open more than one year. Accordingly, stores opened and closed during the year are not included. Calculation includes internet sales.
(4)	Calculated excluding sales for the 53rd week in fiscal 2007.
(5)	Man Alive and Paiva stores are excluded from all selected store operating data.
(6)	Amounts are from continuing operations only and therefore exclude results of Man Alive and Paiva, which are included in discontinued operations.
(7)	Fiscal 2010 amount includes a $6.5 million one-time tax benefit regarding the tax treatment of the terminated merger and litigation expenses.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

In fiscal 2010, the Company experienced improved results in virtually all facets of the Company’s business. The Company was able to execute on its strategy of maintaining a premium retail position while improving profitability and increasing cash flow. We strengthened our balance sheet and delivered shareholder value despite an environment when consumers remained cautious and traffic in our stores declined from the prior year. Also, in July 2009, we sold our Man Alive chain which had been affecting our operating results negatively. In selling Man Alive, it allowed the Company to focus on the core Finish Line business and improve operating results. Fiscal 2010 highlights from continuing operations were as follows:

•	Net sales decreased 1.9% to $1,172.4 million in fiscal 2010 compared to $1,194.7 million in fiscal 2009

•	Comparable store net sales for fiscal 2010 were negative 0.5%. This consisted of a first half of the year with a negative 7.2% comparable store net sales and a second half of the year that had a positive 6.6% comparable store net sales.

•	Internet sales (which are included in comparable store net sales) increased by 21.3%

•	Conversion within the stores increased approximately 1%

•	Average dollar per transaction increased approximately 4%

•	Store traffic decreased approximately 7%

•	Gross profit was $378.9 million (32.3% of net sales) in fiscal 2010 compared to $366.5 million (30.7% of net sales) in fiscal 2009

•	1.1% increase in product margin as a percentage of net sales

•	Fiscal 2010 product margin percentage was a historical high

•	Occupancy costs lowered by 0.4% as a percentage of net sales

•	Occupancy costs in dollars decreased by 4.8% in fiscal 2010 from fiscal 2009

•	SG&A expenses were $297.3 million (25.4% of net sales) in fiscal 2010 compared to $312.0 million (26.1% of net sales) in fiscal 2009

•	0.7% improvement as a percentage of net sales

•	$14.7 million decrease in dollars, or 4.7% due to tight control over operating expenses

•	Operating income was $72.1 million (6.1% of net sales) in fiscal 2010 compared to $49.9 million (4.2% of net sales) in fiscal 2009

•	$22.2 million improvement over fiscal 2009 or 44.5%

•	1.9% improvement as a percentage of net sales

•	Income from continuing operations was $50.8 million (4.3% of net sales) in fiscal 2010 compared to $30.4 million (2.5% of net sales) in fiscal 2009

•	$20.4 million improvement over fiscal 2009 or 67.2%

•	Includes $6.5 million one-time tax benefit related to the tax treatment of the terminated merger and litigation expenses

•	Diluted income from continuing operations per share of $0.92 in fiscal 2010 compared to $0.55 in fiscal 2009

•	Cash and cash equivalents were $234.5 million at February 27, 2010 with no interest bearing debt

•	Generated cash from operations of $157.5 million in fiscal 2010

•	Capital expenditures were reduced to $8.5 million in fiscal 2010 from $14.7 million in fiscal 2009 due to slowing our store growth and controlling all other capital expenditures

•	Paid $6.6 million of dividends to shareholders in fiscal 2010

•	Purchased $15.9 million of treasury stock during fiscal 2010

•	We opened five new stores and closed 28 during fiscal 2010, ending the year with 666

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to the valuation of inventories, the potential impairment of long-lived assets and income taxes. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management believes the following critical accounting policies affect the more significant judgments and estimates used in preparation of its consolidated financial statements.

Costs of Sales.    Costs of sales include the cost associated with acquiring merchandise from vendors, occupancy costs, provision for inventory shortages, and credits and allowances from our merchandise vendors. Cash consideration received from merchandise vendors after the related merchandise has been sold is recorded as an offset to cost of sales in the period negotiations are finalized. For cash consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of our cost of sales at the time of sale.

Because the Company does not include the costs associated with operating its distribution facility and freight within cost of sales, the Company’s gross profit may not be comparable to those of other retailers that may include all costs related to their distribution facilities in costs of sales and in the calculation of gross profit.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include store payroll and related payroll benefits, store operating expenses, advertising, cooperative advertising allowances, costs associated with operating our distribution facility and freight, including moving merchandise from our distribution center to stores, share-based compensation and other corporate related expenses.

Valuation of Inventories.    Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. The Company’s valuation of inventory includes markdown adjustments for merchandise that will be sold below cost and the impact of shrinkage. Markdowns are based upon historical information and assumptions about future demand and market conditions. Shrinkage is based on historical information and assumptions as to current shrink trends. It is possible that changes to the markdowns and shrinkage estimates could be required in future periods due to changes in market conditions.

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

Impairment of Long-Lived Assets.    The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.

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

Income Taxes.    The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. These deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statements of Operations in the period that includes the enactment date.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (codified in ASC 105).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

This standard establishes the Accounting Standards Codification (“ASC” or “Codification”) as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretative releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standard Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. The provisions of this standard are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP for this period ended November 28, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial results or financial position.

In December 2007, the FASB issued FAS No. 141 (R), “Business Combinations (Acquisition Method)”. This statement amends FAS No. 141, “Business Combinations” (codified in ASC 805), and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of ASC 805 were effective for the Company on March 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s financial statements. For any future acquisitions, it is expected that the adoption will have an impact on the Company’s consolidated financial statements; however, the magnitude of the impact will depend on the nature, terms and size of the acquisition.

In May 2008, the FASB staff revisited EITF No. 03-6 and issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities” (codified in ASC 260-10). This authoritative guidance requires unvested share-based payments that entitle employees and nonemployee directors to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This authoritative guidance was effective March 1, 2009 and did not have a material effect on the Company’s earnings per share calculations for any of the periods presented.

In June 2008, the FASB issued amendments to FAS No. 128, “Earnings Per Share” (codified in ASC 260-10), which require that unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) be considered participating securities and included in the two-class method of computing earnings per share. The amendments to ASC 260-10 are effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted the amendments to ASC 260-10 on March 1, 2009. The adoption of the amendments to ASC 260-10 impacted the determination and reporting of earnings per share by requiring the inclusion of unvested restricted stock and performance restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. The amendments to ASC 260-10 also require retroactive application to previously reported earnings per share amounts. Including these shares in our earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share. However, in periods of net loss, no effect is given to the participating securities, since they do not have an obligation to share in the losses of the Company. See Note 9, “Earnings (Loss) Per Share”, in the Notes to Consolidated Financial Statements for further discussion.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (codified in ASC 820-10). This standard amends FAS No. 157, “Fair Value Measurements” to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

that may indicate that a transaction is not orderly. ASC 820-10 also requires additional disclosures about fair value measurements in interim and annual reporting periods. The Company adopted this standard on May 31, 2009 and it did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments” (codified in ASC 825-10), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This standard also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this authoritative guidance as of May 31, 2009.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures”. ASU 2010-06 amends ASC 820-10, “Fair Value Measurements and Disclosures”, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.

Other recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Results of Operations

General.    The following discussion and analysis should be read in conjunction with the information set forth under “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere herein. Unless otherwise noted, all amounts reflect the results of the Company’s continuing operations and therefore Man Alive and Paiva results have been excluded from the following information because they are reported as discontinued operations for all periods presented.

The following table sets forth net sales of the Company by major category for each of the following years (in thousands):

	Year Ended
Category	February 27, 2010		February 28, 2009		March 1, 2008
Footwear	$1,005,166	86%	$1,023,009	86%	$1,001,947	83%
Softgoods	167,249	14%	171,648	14%	198,916	17%

Total	$1,172,415	100%	$1,194,657	100%	$1,200,863	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the years indicated below.

	Year Ended
	February 27, 2010	February 28, 2009	March 1, 2008
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	67.7	69.3	70.2

Gross profit	32.3	30.7	29.8
Selling, general and administrative expenses	25.4	26.1	26.5
Store closing costs	0.2	0.1	—
Terminated merger-related (income) cost, net	—	(0.2)	7.6
Impairment charges	0.6	0.5	0.4

Operating income (loss)	6.1	4.2	(4.7)
Interest income, net	—	—	0.1

Income (loss) from continuing operations before income taxes	6.1	4.2	(4.6)
Income tax expense (benefit)	1.8	1.7	(1.1)

Income (loss) from continuing operations	4.3%	2.5%	(3.5)%

Fiscal 2010 Compared to Fiscal 2009.    Net sales for fiscal 2010 were $1,172.4 million, a decrease of $22.3 million or 1.9%, compared to net sales for fiscal 2009 of $1,194.7 million. The decrease was primarily a result of a comparable store net sales decrease of 0.5% during fiscal 2010 and an additional $8.3 million decrease attributable to a decrease in the total number of stores open during the year from 689 stores at the end of fiscal 2009 to 666 stores at the end of fiscal 2010. This decrease was partially offset by an increase of $3.4 million from the 9 existing stores open for only part of fiscal 2009 and a $2.6 million change in estimate for gift card forfeitures. Comparable footwear net sales decreased 0.4% for fiscal 2010 primarily driven by a decline in store traffic, partially offset by a 4.5% increase in average selling price. Comparable softgoods net sales decreased by 0.8% for fiscal 2010. During the first half of fiscal 2010 comparable softgoods net sales decreased primarily due to the Company’s efforts to right-size the inventory and offerings within softgoods. The Company rebounded in the second half of fiscal 2010 with two straight quarters of positive comparable softgoods net sales. The increase was a result of the Company’s efforts over the past couple of years to improve the apparel business by right-sizing the inventory and moving into more premium brands.

Gross profit, which includes product margin, net of shrink, less store occupancy costs, for fiscal 2010 was $378.9 million compared to gross profit of $366.5 million in fiscal 2009. This represents an increase of $12.4 million or 3.4%, compared to fiscal 2009, and an increase of 1.6% as a percentage of net sales. The 1.6% increase was a result of a 1.1% increase in product margin as a percentage of net sales, a 0.4% decrease in occupancy costs as a percentage of net sales and a 0.1% decrease in inventory shrink as a percentage of net sales. The 1.1% increase in product margin as a percentage of net sales is primarily the result of disciplined inventory management which led to being less promotional and improved inventory turns, improved sell through at full retail by focusing on premium product and also obtaining vendor support. The 0.4% decrease in occupancy costs as a percentage of net sales is primarily the result of reduced occupancy dollars of 4.8% by improving the productivity of the real estate.

Selling, general and administrative expenses were $297.3 million in fiscal 2010, a decrease of $14.7 million or 4.7% compared to $312.0 million in fiscal 2009, and decreased to 25.4% from 26.1% as a percentage of net sales. The $14.7 million decrease is primarily attributable to a decrease in payroll, depreciation, freight and supplies due to targeted cost reductions and reduced store levels.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Store closing costs were $2.7 million (0.2% of net sales) in fiscal 2010 compared to $0.5 million in fiscal 2009. Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing. The $2.2 million increase in store closing costs is due to the Company getting more aggressive in closing underperforming stores earlier in the leases through co-tenancy violations and sales kick-out provisions. The Company closed 28 stores in fiscal 2010 compared to 17 stores in fiscal 2009.

Terminated merger-related income, net was $2.0 million (0.2% of net sales) in fiscal 2009 related to the final resolution of transaction expenses associated with the terminated merger (see Note 2 to the Company’s Consolidated Financial Statements). The Company does not expect to incur any significant ongoing costs relating to this matter.

Impairment charges were $6.8 million (0.6% of net sales) in fiscal 2010 compared to $6.1 million (0.5% of net sales) in fiscal 2009. These impairment charges represent the non-cash write-off of long-lived assets on underperforming stores.

Net interest income for fiscal 2010 was $0.3 million compared to $0.8 million for fiscal 2009, a decrease of $0.5 million. This decrease was due to lower interest rates earned, partially offset by higher invested balances for fiscal 2010 compared to fiscal 2009.

The Company’s federal and state income tax expense was $21.5 million (1.8% of net sales) and its effective tax rate was 29.8% for fiscal 2010 compared to federal and state income tax expense of $20.3 million (1.7% of net sales) and effective tax rate of 40.0% for fiscal 2009. The change in effective tax rate reflects a one-time tax benefit of $6.5 million in fiscal 2010 related to the Company finalizing a favorable agreement with the Internal Revenue Service regarding the income tax treatment of the terminated merger and litigation expenses (see Note 6 to the Company’s Consolidated Financial Statements).

Income from continuing operations was $50.8 million (6.1% of net sales) for fiscal 2010 compared to income from continuing operations of $30.4 million (4.2% of net sales) for fiscal 2009. This represents an increase of $20.4 million or 67.2%. Income from continuing operations per diluted share was $0.92 for fiscal 2010 compared to income from continuing operations per diluted share of $0.55 for fiscal 2009, which is an increase of $0.37 or 67.3%.

Loss from discontinued operations, net of income taxes was $15.2 million (1.3% of net sales) for fiscal 2010 compared to $26.6 million (2.2% of net sales) for fiscal 2009. For fiscal 2010, the loss from discontinued operations includes operating losses of $5.6 million as well as $18.3 million related to the loss on the sale of Man Alive. This $18.3 million loss was made up of a $7.7 million purchase price rebate (“Purchase Price Rebate”), $7.4 million inventory write-off, $6.7 million property and equipment write-off, and $2.4 million in other charges, partially offset by the reversal of “Deferred credits from landlords” of $5.9 million. The $23.9 million of loss from discontinued operations was offset partially by an income tax benefit of $8.7 million. For fiscal 2009, the loss from discontinued operations includes operating losses of $13.6 million along with $26.5 million of impairment charges related to Man Alive’s long-lived and intangible assets. The $40.1 million of loss from discontinued operations was partially offset by an income tax benefit of $13.5 million (see Note 3 to the Company’s Consolidated Financial Statements).

Fiscal 2009 Compared to Fiscal 2008.    Net sales for fiscal 2009 were $1,194.7 million, a decrease of $6.2 million or 0.5%, compared to net sales for fiscal 2008 of $1,200.9 million. The decrease was attributable to the net effect of store closings and downsizes in fiscal 2009, partially offset by a 0.3% increase in comparable store net sales. Comparable footwear net sales increased 2.9% for fiscal 2009 primarily a result of a 5.7% increase in average selling price for footwear, partially offset by a decline in store traffic. Comparable softgoods net sales decreased by 12.7% for fiscal 2009. The 12.7% decrease in comparable softgoods net sales was a result of management’s plan to reduce softgoods inventory levels and focus on increasing inventory turns and return on investments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross profit, which includes product margin, net of shrink, less store occupancy costs, for fiscal 2009 was $366.5 million compared to gross profit of $357.6 million in fiscal 2008. This represents an increase of approximately $8.9 million or 2.5%, compared to fiscal 2008, and an increase of 0.9% as a percentage of net sales. The 0.9% increase was a result of a 0.6% increase in product margin as a percentage of net sales, a 0.2% decrease in inventory shrink as a percentage of net sales, and a 0.1% decrease in occupancy costs as a percentage of net sales. The 0.6% increase in product margin as a percentage of net sales is primarily the result of being less promotional as the Company’s aged inventory, inventory mix and inventory turns continue to improve as we focus on premium product.

Selling, general and administrative expenses were $312.0 million in fiscal 2009, a decrease of $6.2 million or 2.0% compared to $318.2 million in fiscal 2008, and decreased to 26.1% from 26.5% as a percentage of net sales. The $6.2 decrease is primarily attributable to the Company’s efforts to evaluate and reduce selling, general and administrative expenses including expense reductions in store freight, store wages and depreciation.

Store closing costs were $0.5 million in fiscal 2009 compared to $0.3 million in fiscal 2008. Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing.

Terminated merger-related income, net was $2.0 million in fiscal 2009. The $2.0 million related to the final resolution of transaction expenses associated with the terminated merger. Terminated merger-related costs were $91.4 million (7.6% of net sales) in fiscal 2008. The $91.4 million consisted of $39.0 million related to the cash portion of the Settlement Agreement, $27.7 million related to the issuance of 6,518,971 shares for the non-cash portion of the Settlement Agreement and $24.7 million for legal and professional fees associated with the terminated merger and settlement (see Note 2 to the Company’s Consolidated Financial Statements).

Impairment charges were $6.1 million (0.5% of net sales) in fiscal 2009 compared to $4.6 million (0.4% of net sales) in fiscal 2008, an increase of $1.5 million. These impairment charges represent the non-cash write-off of long-lived assets on underperforming stores.

Net interest income for fiscal 2009 was $0.8 million (0.1% of net sales) compared to $1.4 million (0.1% of net sales) for fiscal 2008, a decrease of $0.6 million. This decrease was due to lower interest rates earned for fiscal 2009 compared to fiscal 2008.

The Company’s federal and state income tax expense was $20.3 million (1.7% of net sales) and its effective tax rate was 40.0% for fiscal 2009 compared to a benefit for federal and state income taxes of $13.6 million (1.1% of net sales) and effective tax rate of (24.5)% for fiscal 2008. The change in effective tax rate reflects a $6.6 million valuation allowance established in fiscal 2008 for certain deferred tax assets.

Income from continuing operations was $30.4 million for fiscal 2009 compared to a loss from continuing operations of $41.9 million for fiscal 2008. Income from continuing operations per diluted share was $0.55 for fiscal 2009 compared to a loss from continuing operations per diluted share of $0.89 for fiscal 2008. Diluted weighted average shares outstanding were 54,108,000 and 47,196,000, for fiscal 2009 and 2008, respectively. Diluted weighted shares outstanding for fiscal 2009 include the impact of the 6.5 million shares issued to Genesco related to the Settlement Agreement (see Note 2 to the Company’s Consolidated Financial Statements).

Loss from discontinued operations, net of income taxes was $26.6 million (2.2% of net sales) for fiscal 2009 compared to $18.9 million (1.6% of net sales) for fiscal 2008. For fiscal 2009, the loss from discontinued operations includes operating losses of $13.6 million along with $26.5 million of impairment charges related to Man Alive’s long-lived and intangible assets. The $40.1 million of loss from discontinued operations was partially offset by an income tax benefit of $13.5 million. For fiscal 2008, the loss from discontinued operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

includes operating losses of $14.7 million as well as $12.6 million of impairment charges related to long-lived and intangible assets and $4.1 million of lease expense resulting from $5.3 million of estimated future rent payments, including estimated lease termination payments, offset by $1.2 million of reversal of step rent and construction allowance liability previously included within “Deferred credits from landlords” on the Consolidated Balance Sheets. The $31.4 million of loss from discontinued operations was partially offset by an income tax benefit of $12.5 million (see Note 3 to the Company’s Consolidated Financial Statements).

Liquidity and Capital Resources.    The Company finances the opening of new stores and the resulting increase in inventory requirements principally from operating cash flow and cash on hand. Net cash provided by operations was $157.5 million, $59.4 million and $40.5 million for fiscal 2010, 2009 and 2008, respectively. At February 27, 2010, the Company had cash and cash equivalents of $234.5 million. This represents a $118.6 million increase in cash, cash equivalents and marketable securities from the $115.9 million at February 28, 2009. Cash equivalents are invested in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments with daily liquidity. There were no investments of marketable securities at February 27, 2010. Net cash provided by operating activities increased by $98.1 million in fiscal 2010 compared to fiscal 2009. This increase is primarily attributable to a $28.6 million change in income tax payments due to the utilization of net operating loss carryforwards in fiscal 2010, no terminated merger related payments in fiscal 2010 compared to $47.1 million in payments for terminated merger-related liabilities in fiscal 2009, further improvement to working capital from an additional reduction of inventory of $13.2 million in fiscal 2010 compared to fiscal 2009 and improved operating results in fiscal 2010 compared to fiscal 2009.

Consolidated merchandise inventories were $190.9 million at February 27, 2010 compared to $239.4 million at February 28, 2009. Consolidated merchandise inventories at February 28, 2009 contained Man Alive inventory of $6.0 million. On a comparable per square foot basis, Finish Line merchandise inventories decreased 14.7% at February 27, 2010 compared to February 28, 2009. The 14.7% decrease per square foot is a result of management’s focus on improving inventory turns and productivity.

Capital expenditures were $8.5 million, $14.7 million and $29.4 million for fiscal 2010, 2009 and 2008, respectively. Expenditures in fiscal 2010 were primarily for the construction of 5 new Finish Line stores, the remodeling of 8 existing Finish Line stores, e-commerce website enhancements and various corporate technology upgrades. The decrease in capital expenditures over the past two years has been primarily related to the decrease in new store openings.

The Company anticipates that total capital expenditures for the upcoming fiscal year will be approximately $20.0-$25.0 million. Of this amount, $14.0-$17.0 million is primarily for the construction of approximately 8-10 new Finish Line stores and the remodeling of 15-20 existing Finish Line stores. The remaining $6.0-$8.0 million is related to capital expenditures primarily at the corporate office, including merchandise system enhancements and e-commerce upgrades.

The Company estimates its cash requirement to open a new Finish Line store (averaging 4,000 – 5,000 square feet) to be approximately $0.7 million. This requirement includes approximately $0.5 million for fixtures, equipment, leasehold improvements and pre-opening expenses and approximately $0.3 million ($0.2 million net of payables) in new store inventory.

On February 18, 2010, the Company entered into an unsecured $50.0 million Revolving Credit Facility Agreement (the “2010 Credit Agreement”) with certain lenders, which expires on March 1, 2013. The 2010 Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate maximum amount of the credit facility by up to an additional $50.0 million. The 2010 Credit Agreement will be used by the Company to issue letters of credit. It is the Company’s intention to support working capital needs and fund capital expenditures from operating cash flows and cash on hand in the foreseeable future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The 2010 Credit Agreement and related loan documents replace the Company’s prior credit facility dated as of February 25, 2005 and related loan documents, in each case as amended from time to time (collectively, the “Prior Credit Agreement”). All commitments under the Prior Credit Agreement were terminated effective February 18, 2010.

Approximately $4.0 million in stand-by letters of credit was outstanding as of February 27, 2010 under the 2010 Credit Agreement. No advances were outstanding under the 2010 Credit Agreement as of February 27, 2010. Accordingly, the total revolving credit availability under the 2010 Credit Agreement was $46.0 million as of February 27, 2010.

The Company’s ability to borrow monies in the future under the 2010 Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The 2010 Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a minimum leverage ratio (as defined in the 2010 Credit Agreement) and minimum consolidated tangible net worth (as defined in the 2010 Credit Agreement). The Company was in compliance with all such covenants as of February 27, 2010.

To maintain availability of funds under the 2010 Credit Agreement, the Company will pay a 0.25% per annum commitment fee on the revolving credit commitments under the 2010 Credit Agreement.

The interest rates per annum applicable to amounts outstanding under the 2010 Credit Agreement at February 27, 2010 are, at the Company’s option, either (a) the Base Rate as defined in the 2010 Credit Agreement (the “Base Rate”) plus a margin of 0.75% per annum, or (b) the LIBOR Rate as defined in the 2010 Credit Agreement (the “LIBOR Rate”) plus a margin of 1.75% per annum. The margin over the Base Rate and the LIBOR Rate under the 2010 Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the 2010 Credit Agreement. The maximum margin over the Base Rate under the 2010 Credit Agreement will be 1.0% per annum; the maximum margin over the LIBOR Rate under the 2010 Credit Agreement will be 2.0% per annum. Interest payments under the Credit Agreement are due on the interest payment dates specified in the 2010 Credit Agreement.

The obligations under the 2010 Credit Agreement generally are unsecured, except that, upon a Collateralization Event (as defined in the 2010 Credit Agreement), the Company will be deemed to have granted a security interest in the Collateral (as defined in the 2010 Credit Agreement), subject to certain specified liens. In certain circumstances, such security interest may be released (and may subsequently spring back into effect) depending on whether the Collateralization Event is continuing (or a new Collateralization Event has occurred). No Collateralization Events occurred during fiscal 2010.

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. During fiscal 2010, the Company repurchased 1,389,713 shares of its Class A Common Stock at an average price of $11.47 per share for an aggregate amount of $15.9 million. The Company did not repurchase any shares under the new stock repurchase program during fiscal 2009. As of February 27, 2010, the Company holds as treasury shares 6,171,125 shares of its Class A Common Stock at an average price of $9.79 per share for an aggregate purchase amount of $60.4 million. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the quarter ended September 1, 2007. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. On January 21, 2010, the Company’s Board of Directors increased its quarterly cash dividend to $0.04 per share of Class A and Class B common stock. The Company declared dividends of $7.1 million and $4.9 million during fiscal 2010 and 2009, respectively. As of February 27, 2010 and February 28, 2009, dividends declared but not paid were $2.2 million and $1.6 million, respectively. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

Pursuant to the Settlement Agreement entered into with UBS and Genesco (see Note 2 to the Consolidated Financial Statements), the Company agreed to issue to Genesco 6,518,971 shares of the Company’s Class A Common Stock (the “Shares”). The Company delivered the Shares to Genesco on March 7, 2008. The Company filed a registration statement relating to the Shares with the Securities and Exchange Commission on April 4, 2008, which was declared effective on April 28, 2008. Genesco distributed the shares to Genesco shareholders on June 13, 2008. Also, as part of the Settlement Agreement, the Company agreed to pay Genesco $39.0 million in cash, which the Company paid on March 7, 2008.

Management believes that cash on hand, operating cash flow and borrowing availability under the Company’s 2010 Credit Agreement will be sufficient to complete the Company’s store expansion and remodel program and to satisfy the Company’s other capital requirements, including other strategic growth initiatives, through the upcoming fiscal year.

The following table summarizes the Company’s long-term contractual obligations as of February 27, 2010 (in thousands):

	Total	Payments Due by Period
		Less than 1 Year	2-3 Years	4-5 Years	After 5 Years	Other
Contractual Obligations
Operating Lease Obligations	$369,714	$79,440	$129,520	$95,146	$65,608	$—
Other Liabilities(1)	13,542	667	—	—	—	12,875

Total Contractual Obligations	$383,256	$80,107	$129,520	$95,146	$65,608	$12,875

(1)	Other Liabilities includes future estimated payments associated with unrecognized tax benefits of $12.1 million under “Other”. The Company expects to make cash outlays in the future related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 6, “Income Taxes,” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. Additionally, Other Liabilities includes future payments related to our non-qualified deferred compensation plan of $0.8 million and has been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution. Other Liabilities also includes $0.7 million in “Less than 1 Year” for deferred payments related to the sale of Man Alive.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled. Total purchase orders outstanding at February 27, 2010 are $314.5 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loss from Discontinued Operations

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

In consideration for the Buyer assuming the liabilities described above and in the Purchase Agreement, the Buyer received the Assets as well as the Purchase Price Rebate from Man Alive. The Purchase Price Rebate was equal to the sum of $8.3 million plus an amount equal to Man Alive’s gift card liability, minus an amount equal to forty percent (40%) of the sum of the value of (A) the value of the Received Inventory in excess of $7.5 million, plus (B) the value of the Ordered Inventory.

The Purchase Price Rebate was paid in three components. The Company paid the Buyer $1.6 million at closing which was the Purchase Price Rebate less (A) the $4.1 million Escrow Amount (as hereafter defined) and (B) a $2.0 million installment payment. The $4.1 million Escrow Amount was paid by the Company to a third party escrow agent at closing. The $2.0 million installment payment is payable by the Company in 12 equal monthly installments beginning August 2009.

The Escrow Amount was composed of the following components. First, $2.3 million was held in escrow until January 4, 2010 to reimburse the Buyer for payments to landlords for August, September and October, 2009 rents. The parties reconciled the actual amounts paid to the landlords for this period, with the Company reimbursing the Buyer the shortfall, $0.5 million (which was accrued upon the closing of the transaction), on January 4, 2010. In addition, $1.9 million will be held in escrow, representing the aggregate estimated amount of rent and additional rent payable for a limited period following the three-month payment period described above for leases guaranteed by the Company beyond the closing.

Man Alive’s net assets primarily consisted of property and equipment of $6.8 million and inventory of $6.0 million as of February 28, 2009. The results of operations of Man Alive have been classified in discontinued operations for all periods presented. The financial results of the Man Alive operations, which are included in discontinued operations in the accompanying Consolidated Statements of Operations, were as follows (in thousands):

	Year Ended
	February 27, 2010	February 28, 2009	March 1, 2008
Net sales	$10,925	$67,606	$76,299

Loss from discontinued operations	$(23,911)	$(39,684)	$(10,949)
Income tax benefit	8,672	13,319	4,318

Loss from discontinued operations, net of income tax benefit	$(15,239)	$(26,365)	$(6,631)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For fiscal 2010, the loss from discontinued operations of Man Alive included operating losses of $5.6 million as well as $18.3 million related to the loss on sale of Man Alive. The $18.3 million was made up of the $7.7 million Purchase Price Rebate, $7.4 million inventory write-off, $6.7 million property and equipment write-off and $2.4 million in other charges, partially offset by the reversal of “Deferred credits from landlords” of $5.9 million. The $18.3 million loss was comprised of $10.2 million of cash payments and $8.1 million of non-cash net charges.

For fiscal 2009 and fiscal 2008, the loss from discontinued operations of Man Alive included operating losses and $26.5 million and $1.1 million of pre-tax, non-cash impairment charges related to long-lived and intangible assets, respectively.

Based on the Purchase Agreement with the Buyer, the Company anticipates that all cash outlays related to deferred payments to Man Alive will be made by July 2010. The balance and net activity for the $2.0 million installment payment to the Buyer, which is included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Installment Payment
Balance at February 28, 2009	$—
Provision	2,000
Cash payments	(1,333)

Balance at February 27, 2010	$667

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements as that term is defined in Item 303(a)(4) of Regulation S-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to changes in interest rates primarily from its investments in marketable securities from time to time. The Company did not have any Marketable Securities as of February 27, 2010. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 27, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of February 27, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 27, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited The Finish Line, Inc.’s internal control over financial reporting as of February 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Finish Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Finish Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 27, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Finish Line, Inc. as of February 27, 2010 and February 28, 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 27, 2010 of The Finish Line, Inc., and our report dated May 6, 2010 expressed an unqualified opinion thereon.

Indianapolis, Indiana

May 6, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of February 27, 2010 and February 28, 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 27, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at February 27, 2010 and February 28, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 27, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Finish Line, Inc.’s. internal control over financial reporting as of February 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 6, 2010, expressed an unqualified opinion thereon.

Indianapolis, Indiana

May 6, 2010

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 27, 2010	February 28, 2009
Assets
Current Assets
Cash and cash equivalents	$234,508	$100,962
Marketable securities	—	14,913
Accounts receivable, net	3,767	4,930
Merchandise inventories, net	190,894	239,409
Income taxes receivable	—	8,492
Other	14,438	18,369

Total current assets	443,607	387,075

Property and Equipment
Land	1,557	1,557
Building	41,620	41,843
Leasehold improvements	225,718	250,031
Furniture, fixtures and equipment	104,295	110,415
Construction in progress	2,635	1,589

	375,825	405,435
Less accumulated depreciation	239,882	232,316

	135,943	173,119

Deferred income taxes	27,357	37,290
Other assets, net	3,361	1,249

Total assets	$610,268	$598,733

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$60,301	$64,415
Employee compensation	16,258	12,599
Accrued property and sales tax	7,637	7,722
Income taxes payable	10,119	—
Deferred income taxes	4,370	7,213
Other liabilities and accrued expenses	16,258	15,889

Total current liabilities	114,943	107,838

Commitments and contingencies

Deferred credits from landlords	40,006	51,939
Other long-term liabilities	13,169	14,562

Shareholders’ Equity
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—(2010—57,256; 2009—55,296)
Shares outstanding—(2010—51,085; 2009—50,025)	572	553
Class B:
Shares authorized—10,000
Shares issued and outstanding—(2010—2,053; 2009—4,013)	21	40
Additional paid-in capital	189,664	186,655
Retained earnings	312,305	283,757
Treasury stock (2010—6,171; 2009—5,271)	(60,412)	(46,611)

Total shareholders’ equity	442,150	424,394

Total liabilities and shareholders’ equity	$610,268	$598,733

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	February 27, 2010	February 28, 2009	March 1, 2008
Net sales	$1,172,415	$1,194,657	$1,200,863
Cost of sales (including occupancy costs)	793,556	828,139	843,288

Gross profit	378,859	366,518	357,575
Selling, general and administrative expenses	297,323	312,011	318,227
Store closing costs	2,707	492	307
Terminated merger-related (income) cost, net	—	(1,969)	91,354
Impairment charges	6,771	6,118	4,551

Operating income (loss)	72,058	49,866	(56,864)
Interest income, net	322	814	1,380

Income (loss) from continuing operations before income taxes	72,380	50,680	(55,484)
Income tax expense (benefit)	21,547	20,278	(13,613)

Income (loss) from continuing operations	50,833	30,402	(41,871)
Loss from discontinued operations, net of income tax benefit	(15,161)	(26,644)	(18,941)

Net income (loss)	$35,672	$3,758	$(60,812)

Income (loss) per basic share:
Income (loss) from continuing operations	$0.92	$0.56	$(0.89)
Loss from discontinued operations	(0.27)	(0.49)	(0.40)

Net income (loss)	$0.65	$0.07	$(1.29)

Income (loss) per diluted share:
Income (loss) from continuing operations	$0.92	$0.55	$(0.89)
Loss from discontinued operations	(0.28)	(0.48)	(0.40)

Net income (loss)	$0.64	$0.07	$(1.29)

Dividends declared per share	$0.130	$0.090	$0.025

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 27, 2010	February 28, 2009	March 1, 2008
Operating activities
Net income (loss)	$35,672	$3,758	$(60,812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of discontinued operations	18,284	—	—
Impairment charges	6,771	32,588	17,189
Depreciation and amortization	29,977	37,496	41,157
Issuance of Class A Common Stock related to terminated merger	—	—	27,706
Deferred income taxes	7,090	16,607	(44,718)
Loss on disposal of property and equipment	3,075	1,063	694
Share-based compensation	3,508	4,412	6,123
Excess tax benefits from share-based compensation	(433)	(52)	(158)
Changes in operating assets and liabilities
Accounts receivable	1,187	2,816	5,099
Merchandise inventories	42,074	28,924	18,967
Other assets	1,371	(2,589)	1,532
Accounts payable	(4,055)	647	(19,858)
Employee compensation	3,535	2,440	1,541
Terminated merger-related liabilities	—	(47,129)	47,129
Income taxes payable/receivable	16,452	(12,143)	636
Other liabilities and accrued expenses	(993)	(1,733)	3,112
Deferred credits from landlords	(6,057)	(7,703)	(4,830)

Net cash provided by operating activities	157,458	59,402	40,509

Investing activities
Payments for sale of discontinued operations	(10,195)	—	—
Additions to property and equipment	(8,454)	(14,734)	(29,405)
Proceeds from disposals of property and equipment	103	933	277
Purchases of marketable securities	—	(24,899)	(58,750)
Proceeds from sale of marketable securities	14,913	9,986	58,750

Net cash used in investing activities	(3,633)	(28,714)	(29,128)

Financing activities
Proceeds from short-term borrowings	—	10,000	1,800
Repayments on short-term borrowings	—	(10,000)	(1,800)
Dividends paid to shareholders	(6,610)	(3,292)	(2,376)
Proceeds from issuance of common stock	1,834	613	874
Excess tax benefits from share-based compensation	433	52	158
Purchase of treasury stock	(15,936)	—	—

Net cash used in financing activities	(20,279)	(2,627)	(1,344)

Net increase in cash and cash equivalents	133,546	28,061	10,037
Cash and cash equivalents at beginning of year	100,962	72,901	62,864

Cash and cash equivalents at end of year	$234,508	$100,962	$72,901

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Totals
	Class A	Class B	Treasury	Class A	Class B
Balance at March 3, 2007	42,020	5,141	5,629	$476	$52	$149,667	$347,276	$(48,193)	$449,278
Net loss							(60,812)		(60,812)
Cash dividends declared ($0.025 per share)							(1,193)		(1,193)
Cumulative effect of adoption of FIN 48							(335)		(335)
Non-qualified Class A Common Stock options exercised and related tax benefits	95		(95)			(756)		435	(321)
Share-based compensation	(1)		1			6,129		(6)	6,123
Shares issued under employee stock purchase plan	92		(92)			10		410	420
Class A Common Stock to be issued related to terminated merger						27,706			27,706

Balance at March 1, 2008	42,206	5,141	5,443	476	52	182,756	284,936	(47,354)	420,866
Net income							3,758		3,758
Cash dividends declared ($0.09 per share)							(4,937)		(4,937)
Non-qualified Class A Common Stock options exercised and related tax benefits	39		(39)			(192)		173	(19)
Share-based compensation						4,412			4,412
Restricted shares vested, net of repurchase for taxes	60		(60)			(353)		247	(106)
Shares issued under employee stock purchase plan	73		(73)			97		323	420
Class B Common Stock conversion to Class A Common Stock	1,128	(1,128)		12	(12)				—
Class A Common Stock issued related to terminated merger	6,519			65		(65)			—

Balance at February 28, 2009	50,025	4,013	5,271	553	40	186,655	283,757	(46,611)	424,394
Net income							35,672		35,672
Cash dividends declared ($0.13 per share)							(7,124)		(7,124)
Non-qualified Class A Common Stock options exercised and related tax benefits	327		(327)			246		1,449	1,695
Share-based compensation						3,508			3,508
Restricted shares vested, net of repurchase for taxes	110		(110)			(887)		455	(432)
Shares issued under employee stock purchase plan	53		(53)			142		231	373
Class B Common Stock conversion to Class A Common Stock	1,960	(1,960)		19	(19)				—
Treasury Stock purchased	(1,390)		1,390					(15,936)	(15,936)

Balance at February 27, 2010	51,085	2,053	6,171	$572	$21	$189,664	$312,305	$(60,412)	$442,150

See accompanying notes

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Basis of Presentation.    The consolidated financial statements include the accounts of The Finish Line, Inc. (“Finish Line”) and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated. Throughout these notes to the consolidated financial statements, the fiscal years ended February 27, 2010, February 28, 2009 and March 1, 2008 are referred to as 2010, 2009 and 2008, respectively.

The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in 2010, 2009 and 2008.

Nature of Operations.    Finish Line is a premium athletic footwear store offering a large selection of performance and athletic casual footwear, apparel and accessories for men, women and kids. The Company operated Man Alive stores, which was a street fashion retailer offering men’s and women’s name brand fashions from the industry’s leading designers for a portion of 2010 and all of 2009 and 2008. On June 21, 2009, The Finish Line, Inc. and its wholly owned subsidiary The Finish Line Man Alive, Inc. (“Man Alive”) entered into a definitive asset purchase agreement (the “Purchase Agreement”) with Man Alive Acquisitions, LLC (“the Buyer”), under which the Buyer assumed certain assets and liabilities of Man Alive. The transaction closed on July 3, 2009 with an effective date of July 4, 2009. The Company operated Paiva stores, which targeted the active woman, for a portion of 2008. On August 27, 2007, the Board of Directors of the Company approved management’s recommendation to proceed with the closure of all 15 Paiva stores as a thorough assessment and analysis revealed the concept was not demonstrating the potential necessary to deliver an acceptable long-term return on investment. All results of operations related to Man Alive and Paiva are included within “Loss from discontinued operations” on the Consolidated Statements of Operations. The Company manages its business on the basis of one reportable segment. Finish Line stores are primarily located in enclosed malls throughout most of the United States.

In 2010, Finish Line purchased approximately 82% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 65%, 64% and 56% of merchandise purchases in 2010, 2009 and 2008, respectively.

Use of Estimates.    Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents.    Cash and cash equivalents consist primarily of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase.

Marketable Securities.    The Company had no outstanding Marketable Securities as of February 27, 2010 and $14,913,000 as of February 28, 2009. The $14,913,000 of outstanding marketable securities consisted of U.S. Treasury Bills and were classified as held-to-maturity.

Merchandise Inventories.    Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. Merchandise inventories are recorded net of markdowns and shrinkage. Vendor rebates are applied as a reduction to the cost of merchandise inventories.

Property and Equipment.    Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings and 3 to 10 years for furniture, fixtures

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and equipment. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred. Depreciation expense charged to continuing operations for 2010, 2009 and 2008 was $29,398,000, $33,358,000 and $36,237,000, respectively.

Impairment of Long-Lived Assets.    The Company reviews long-lived assets for impairment related to all stores open for at least two years with negative contribution and cash flows as well as stores opened less then two years whenever other events or changes in circumstances indicate the store’s assets may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values.

Intangible Assets.    Intangible assets that are deemed to have finite lives are amortized over their estimated useful lives. Intangible assets with finite lives relate to lease acquisition costs and are amortized over the lease term. The weighted average life of the lease acquisition costs is 5 years. The gross cost of the intangible assets with finite lives was $255,000 and $1,815,000 and accumulated amortization was $159,000 and $697,000 as of February 27, 2010 and February 28, 2009, respectively. Lease acquisition costs of $860,000 and $231,000, net were written off during 2010 and 2009, respectively, related to store level impairment charges, as discussed in Note 11. Amortization expense for 2010, 2009 and 2008 was $162,000, $243,000 and $243,000, respectively. Annual estimated amortization expense for finite lived intangible assets is expected to approximate $19,000 over the next five years.

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

Revenue Recognition.    Revenues are recognized at the time the customer receives the merchandise, which for Internet revenues reflects an estimate of shipments that have not been received by the customer based on shipping terms and estimated delivery times. Sales include merchandise, net of returns and exclude all taxes. Revenue from layaway sales is recognized when the customer receives the merchandise.

The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determined the gift card breakage rate based on historical redemption patterns. During the 4th quarter of 2010, the Company recorded $2,622,000 of revenue related to the initial recognition of

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gift card breakage. Gift card breakage is included in Net Sales in the Company’s Consolidated Statements of Operations, however is not included in the comparable store net sales.

Costs of Sales.    Costs of sales include the cost associated with acquiring merchandise from vendors, occupancy costs, provision for inventory shortages, and credits and allowances from merchandise vendors. Cash consideration received from merchandise vendors after the related merchandise has been sold is recorded as an offset to cost of sales in the period negotiations are finalized. For cash consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of our cost of sales at the time of sale.

Because the Company does not include the costs associated with operating the distribution facility and freight within cost of sales, the Company’s gross profit may not be comparable to those of other retailers that may include all costs related to their distribution facilities in costs of sales and in the calculation of gross profit.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include store payroll and related payroll benefits, store operating expenses, advertising, cooperative advertising allowances, costs associated with operating our distribution facility and freight, including moving merchandise from our distribution center to stores, share-based compensation and other corporate related expenses.

Advertising.    The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred. Advertising expense charged to continuing operations was as follows (in thousands):

	Year ended February 27, 2010	Year ended February 28, 2009	Year ended March 1, 2008
Advertising expense	$21,129	$22,190	$26,370
Cooperative advertising credits	(4,393)	(4,398)	(6,632)

Net advertising expense	$16,736	$17,792	$19,738

Store Pre-opening Costs.    Store pre-opening costs and other non-capitalized expenditures, including payroll, training costs and straight-line rent expense, are expensed as incurred.

Store Closing Costs.    Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing. In the event a store is closed before its lease has expired, any estimated post-closing lease obligations, less sublease rental income, is provided for when the leased space is no longer in use. The Company closed 28, 17 and 11 stores in 2010, 2009 and 2008, respectively.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share.    Basic earnings (loss) per share is calculated by dividing net income (loss) associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in ASC 260-10, “Earnings Per Share”.

ASC 260-10 requires the inclusion of restricted stock and performance restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of net income. All per share amounts, unless otherwise noted, are presented on a diluted basis.

Financial Instruments.    Financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value.

As of February 27, 2010 and February 28, 2009, the Company had not invested in, nor did it have, any derivative financial instruments.

Share-Based Compensation.    The Company accounts for share-based compensation by the measuring and recognizing of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. The Company is required to estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applies an estimated forfeiture rate based on historical data to determine the amount of compensation expense.

Compensation expense for stock options is recognized, net of forfeitures, over the requisite service period on a straight-line basis, using a single option approach (each option is valued as one grant, irrespective of the number of vesting tranches). Restricted stock expense is recognized, net of forfeitures, on a straight-line basis over the requisite service period.

Fair Value Measurements.    Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company has cash equivalents in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments. The primary objective of our short-term investment activity is to preserve our capital for the purpose of funding operations and we do not enter into short-term investments for trading or speculative purposes. The fair values are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). Also included in Level 1 assets are mutual fund investments under the non-qualified deferred compensation plan. The Company estimates the fair value of these investments on a recurring basis using market prices that are readily available.

On March 1, 2009, the Company adopted the remaining portions of Financial Accounting Standards Board (“FASB”) guidance, for all non-financial assets and non-financial liabilities recognized or disclosed in the financial statements on a nonrecurring basis. As of February 27, 2010, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

Recent Accounting Pronouncements.    In June 2009, the FASB issued Statement of Financial Accounting Standard (“FAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (codified in ASC 105). This standard establishes the Accounting Standards Codification (“ASC” or Codification”) as the source of authoritative accounting principles recognized by FASB for all nongovernmental entities in the preparation of financial statements in accordance with GAAP. For SEC registrants, rules and interpretative releases of the SEC under federal securities laws are also considered authoritative sources of GAAP. The FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standard Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. The provisions of this standard are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP for this period ended

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

November 28, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial results or financial position.

In December 2007, the FASB issued FAS No. 141 (R), “Business Combinations (Acquisition Method)”. This statement amends FAS No. 141, “Business Combinations” (codified in ASC 805), and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of ASC 805 were effective for the Company on March 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s financial statements. For any future acquisitions, it is expected that the adoption will have an impact on the Company’s consolidated financial statements; however, the magnitude of the impact will depend on the nature, terms and size of the acquisition.

In May 2008, the FASB staff revisited EITF No. 03-6 and issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities” (codified in ASC 260-10). This authoritative guidance requires unvested share-based payments that entitle employees and nonemployee directors to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This authoritative guidance was effective March 1, 2009 and did not have a material effect on the Company’s earnings per share calculations for any of the periods presented.

In June 2008, the FASB issued amendments to FAS No. 128, “Earnings Per Share” (codified in ASC 260-10), which require that unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) be considered participating securities and included in the two-class method of computing earnings per share. The amendments to ASC 260-10 are effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted the amendments to ASC 260-10 on March 1, 2009. The adoption of the amendments to ASC 260-10 impacted the determination and reporting of earnings per share by requiring the inclusion of unvested restricted stock and performance restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. The amendments to ASC 260-10 also require retroactive application to previously reported earnings per share amounts. Including these shares in our earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share. However, in periods of net loss, no effect is given to the participating securities, since they do not have an obligation to share in the losses of the Company. See Note 9, “Earnings (Loss) Per Share”, in the Notes to Consolidated Financial Statements for further discussion.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (codified in ASC 820-10). This standard amends FAS No. 157, “Fair Value Measurements” to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. ASC 820-10 also requires additional disclosures about fair value measurements in interim and annual reporting periods. The Company adopted this standard on May 31, 2009 and it did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends FAS No. 107, “Disclosures about

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments” (codified in ASC 825-10), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This standard also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this authoritative guidance as of May 31, 2009.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures”. ASU 2010-06 amends ASC 820-10, “Fair Value Measurements and Disclosures”, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.

Other recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2009, the Company recorded terminated merger-related income of $1,969,000 related to the final resolution of transaction expenses associated with the terminated merger. In 2008, terminated merger-related costs of $91,354,000 consisted of $39,000,000 related to the cash payment, $27,706,000 related to the issuance of the Shares, and $24,648,000 of legal and professional fees related to the terminated merger and settlement. There was no activity in 2010. The Company does not expect to incur any significant ongoing costs relating to this matter.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In consideration for the Buyer assuming the liabilities described above and in the Purchase Agreement, the Buyer received the Assets as well as a purchase price rebate (the “Purchase Price Rebate”) from Man Alive. The Purchase Price Rebate was equal to the sum of $8,250,000 plus an amount equal to Man Alive’s gift card liability, minus an amount equal to forty percent (40%) of the sum of the value of (A) the value of the Received Inventory in excess of $7,500,000, plus (B) the value of the Ordered Inventory.

The Purchase Price Rebate was paid in three components. The Company paid the Buyer $1,562,000 at closing which was the Purchase Price Rebate less (A) the $4,143,000 Escrow Amount (as hereafter defined) and (B) a $2,000,000 installment payment. The $4,143,000 Escrow Amount was paid by the Company to a third party escrow agent at closing. The $2,000,000 installment payment is payable by the Company in 12 equal monthly installments beginning August 2009.

The Escrow Amount was composed of the following components. First, $2,250,000 was held in escrow until January 4, 2010 to reimburse the Buyer for payments to landlords for August, September and October, 2009 rents. The parties reconciled the actual amounts paid to the landlords for this period, with the Company reimbursing the Buyer the shortfall, $523,000 (which was accrued upon the closing of the transaction), on January 4, 2010. In addition, $1,893,000 will be held in escrow, representing the aggregate estimated amount of rent and additional rent payable for a limited period following the three-month payment period described above for leases guaranteed by the Company beyond the closing.

Man Alive’s net assets primarily consisted of property and equipment of $6,768,000 and inventory of $5,961,000 as of February 28, 2009. The results of operations of Man Alive have been classified in discontinued operations for all periods presented. The financial results of the Man Alive operations, which are included in discontinued operations in the accompanying Consolidated Statements of Operations, were as follows (in thousands):

	Year Ended
	February 27, 2010	February 28, 2009	March 1, 2008
Net sales	$10,925	$67,606	$76,299

Loss from discontinued operations	$(23,911)	$(39,684)	$(10,949)
Income tax benefit	8,672	13,319	4,318

Loss from discontinued operations, net of income tax benefit	$(15,239)	$(26,365)	$(6,631)

For 2010, the loss from discontinued operations of Man Alive included operating losses of $5,627,000 as well as $18,284,000 related to the loss on sale of Man Alive. The $18,284,000 was made up of the $7,705,000 Purchase Price Rebate, $7,359,000 inventory write-off, $6,726,000 property and equipment write-off and $2,370,000 in other charges, partially offset by the reversal of “Deferred credits from landlords” of $5,876,000. The $18,284,000 loss was comprised of $10,195,000 of cash payments and $8,089,000 of non-cash net charges.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2009 and 2008, the loss from discontinued operations of Man Alive included operating losses and $26,470,000 and $1,110,000 of pre-tax, non-cash impairment charges related to long-lived and intangible assets, respectively.

Based on the Purchase Agreement with the Buyer, the Company anticipates that all cash outlays related to deferred payments to Man Alive will be made by July 2010. The balance and net activity for the $2,000,000 installment payment to the Buyer, which is included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Installment Payment
Balance at February 28, 2009	$—
Provision	2,000
Cash payments	(1,333)

Balance at February 27, 2010	$667

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

	Year Ended
	February 27, 2010	February 28, 2009	March 1, 2008
Net sales	$—	$—	$7,230

Income (loss) from discontinued operations	$163	$(475)	$(20,526)
Income tax (expense) benefit	(85)	196	8,216

Income (loss) from discontinued operations, net of income tax (expense) benefit	$78	$(279)	$(12,310)

For 2010 and 2009, the income (loss) from discontinued operations of Paiva primarily related to the true-ups of estimated lease termination payments. For 2008, the loss from discontinued operations of Paiva included operating losses as well as $11,528,000 related to the impairment of long-lived assets and $4,134,000 of lease expense resulting from $5,287,000 of estimated future rent payments, including estimated lease termination payments, offset by $1,153,000 of reversal of step rent and construction allowance liability previously included within “Deferred credits from landlords” on the Consolidated Balance Sheets.

Final cash payments related to future lease payments, including estimated lease termination payments, and repayment of unamortized construction allowances were paid in 2010. The Company does not anticipate any future cash payments.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance and net activity for the estimated future lease payments, including estimated lease termination payments, which were included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Lease Reserve
Balance at March 1, 2008	$1,574
Provision	515
Cash payments	(1,702)

Balance at February 27, 2009	387
Provision	(60)
Cash payments	(327)

Balance at February 27, 2010	$—

4.    Debt Agreement

On February 18, 2010, the Company entered into an unsecured $50,000,000 Revolving Credit Facility Agreement (the “2010 Credit Agreement”) with certain lenders, which expires on March 1, 2013. The 2010 Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate maximum amount of the credit facility by up to an additional $50,000,000. The 2010 Credit Agreement will be used by the Company to issue letters of credit and could be used, among other things, to support working capital needs, fund capital expenditures and other general corporate purposes.

The 2010 Credit Agreement and related loan documents replace the Company’s prior credit facility dated as of February 25, 2005 and related loan documents, in each case as amended from time to time (collectively, the “Prior Credit Agreement”). All commitments under the Prior Credit Agreement were terminated effective February 18, 2010.

Approximately $3,950,000 in stand-by letters of credit was outstanding as of February 27, 2010 under the 2010 Credit Agreement. No advances were outstanding under the 2010 Credit Agreement as of February 27, 2010. Accordingly, the total revolving credit availability under the 2010 Credit Agreement was $46,050,000 as of February 27, 2010.

The Company’s ability to borrow monies in the future under the 2010 Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The 2010 Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a minimum leverage ratio (as defined in the 2010 Credit Agreement) and minimum consolidated tangible net worth (as defined in the 2010 Credit Agreement). The Company was in compliance with all such covenants as of February 27, 2010.

To maintain availability of funds under the 2010 Credit Agreement, the Company will pay a 0.25% per annum commitment fee on the revolving credit commitments under the 2010 Credit Agreement.

The interest rates per annum applicable to amounts outstanding under the 2010 Credit Agreement at February 27, 2010 are, at the Company’s option, either (a) the Base Rate as defined in the 2010 Credit Agreement (the “Base Rate”) plus a margin of 0.75% per annum, or (b) the LIBOR Rate as defined in the 2010 Credit Agreement (the “LIBOR Rate”) plus a margin of 1.75% per annum. The margin over the Base Rate and the LIBOR Rate under the 2010 Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the 2010 Credit Agreement. The maximum margin over the Base

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rate under the 2010 Credit Agreement will be 1.0% per annum; the maximum margin over the LIBOR Rate under the 2010 Credit Agreement will be 2.0% per annum. Interest payments under the Credit Agreement are due on the interest payment dates specified in the 2010 Credit Agreement.

The obligations under the 2010 Credit Agreement generally are unsecured, except that, upon a Collateralization Event (as defined in the 2010 Credit Agreement), the Company will be deemed to have granted a security interest in the Collateral (as defined in the 2010 Credit Agreement), subject to certain specified liens. In certain circumstances, such security interest may be released (and may subsequently spring back into effect) depending on whether the Collateralization Event is continuing (or a new Collateralization Event has occurred). No Collateralization Events occurred during 2010.

5.    Leases

The Company leases retail stores under non-cancelable operating leases, which generally have lease terms ranging from five to ten years. Most of these lease arrangements do not provide for renewal periods. Many leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. In addition to rent payments, these leases generally require the Company to pay real estate taxes, insurance, maintenance and other costs. The components of rent expense from continuing operations incurred under these leases are as follows (in thousands):

	2010	2009	2008
Base rent, net of landlord deferred credits	$82,136	$83,880	$83,757
Step rent	(1,105)	(653)	(932)
Contingent rent	1,555	1,774	1,627

Rent expense	$82,586	$85,001	$84,452

A schedule of future base rent payments by fiscal year for signed operating leases at February 27, 2010 with initial or remaining non-cancelable terms of one year or more is as follows (in thousands):

2011	$79,440
2012	69,079
2013	60,441
2014	53,332
2015	41,814
Thereafter	65,608

$369,714

This schedule of future base rent payments includes lease commitments for 6 new stores and three remodeled stores that were not open as of February 27, 2010.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Income Taxes

The components of income taxes from continuing operations are as follows (in thousands):

	2010	2009	2008
Currently payable:
Federal	$19,440	$(4,682)	$20,692
State	2,680	(192)	10,835

	22,120	(4,874)	31,527
Deferred:
Federal	(1,281)	21,485	(37,568)
State	708	3,667	(7,572)

	(573)	25,152	(45,140)

Total income tax expense (benefit) from continuing operations	$21,547	$20,278	$(13,613)

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2010	2009
Deferred tax assets:
Deferred credits from landlords	$16,249	$21,272
Capital loss carryforward	—	6,546
Share-based compensation	5,298	5,030
Property and equipment	—	4,848
Compensation accrual	3,282	1,044
Other	7,252	6,950

Total gross deferred tax assets	32,081	45,690
Less valuation allowance	—	(6,546)

Net deferred tax assets	32,081	39,144
Deferred tax liabilities:
Inventories	(6,334)	(8,327)
Property and equipment	(1,489)	—
Other	(1,271)	(740)

Total deferred tax liabilities	(9,094)	(9,067)

Net deferred tax asset	$22,987	$30,077

The valuation allowance of $6,546,000 in 2009 relates to a deferred tax asset recorded for a capital loss carryforward. In assessing the realizability of the deferred tax asset related to the capital loss, the Company considered whether it was more likely than not to conclude that the deferred tax asset relating to the capital loss would ever be realized. The ultimate realization of the deferred tax asset relating to the capital loss carryforward was contingent upon the future generation of capital gain income during the 5-year carryforward period. Based on the level of historical capital gain income and estimates of future capital gain income at that time, the Company did not believe that it was more likely than not that the capital loss carryforward would be realized during the 5-year carryforward period. In 2010, the Company finalized a favorable agreement with the Internal Revenue Service regarding the income tax treatment of the terminated merger and litigation expenses which

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowed the Company to treat all of the terminated merger and litigation expenses as an ordinary deduction instead of a portion as an ordinary deduction and another portion as a capital loss. The Company determined that its previously classified capital loss carryforward would be recovered through operating income and the valuation allowance attributable to the capital loss was no longer necessary and was reversed in 2010.

The effective income tax rate related to continuing operations varies from the statutory federal income tax rate for 2010, 2009 and 2008 due to the following:

	2010	2009	2008
Tax (benefit) at statutory federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit (expense)	1.9	4.1	(2.5)
Tax-exempt interest	(0.1)	(0.1)	(0.9)
Valuation allowance	(8.1)	—	10.5
Tax contingencies	0.7	0.3	3.5
Other	0.4	0.7	(0.1)

	29.8%	40.0%	(24.5)%

As of February 27, 2010, the Company has approximately $19,362,000 of net operating loss carryforwards for state tax purposes. If not used, these carryforwards will expire between 2013 and 2029.

Payments (refunds) of income taxes for 2010, 2009 and 2008, equaled $(10,993,000), $2,374,000 and $17,491,000, respectively.

The Company is subject to U.S. federal income tax as well as income tax by multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through fiscal 2006 and all state and local income tax matters through fiscal 2000. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities.

Uncertain Tax Positions

As of February 27, 2010 and February 28, 2009, the Company had $12,087,000 and $14,820,000 of unrecognized tax benefits respectively, $4,781,000 and $5,580,000 respectively, of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits as of February 27, 2010, it is reasonably possible that $1,200,000 could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the Consolidated Balance Sheets in the period in which such the matter is effectively settled with the tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. In 2010, 2009 and 2008, $398,000, $245,000 and $1,278,000, respectively, of interest and penalties were included in “Income tax expense (benefit)” on the Consolidated Statements of Operations. The Company has accrued $2,832,000 and $2,977,000 for the payment of interest and penalties as of February 27, 2010 and February 28, 2009, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to its unrecognized tax benefits for U.S. federal and state tax jurisdictions and excludes accrued interest and penalties (in thousands):

	2010	2009	2008
Unrecognized Tax Benefits at Beginning of Year	$11,843	$13,466	$7,257
Increases in Tax Positions for Prior Years	3,163	181	2,475
Decreases in Tax Positions for Prior Years	(4,106)	(749)	(1,334)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	489	136	5,661
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(1,452)	(794)	(320)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(682)	(397)	(273)

Unrecognized Tax Benefits at End of Year	$9,255	$11,843	$13,466

7.    Retirement Plan

The Company sponsors a defined contribution profit sharing plan, which covers substantially all employees who have completed one year of service. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan also has a 401(k) feature whereby the Company matches employee contributions to the plan. Effective October 1, 2009, the Company changed its matching contribution from 100 percent of employee contributions to the plan up to three percent of an employee’s wages to 50 percent of employee contributions to the plan up to six percent of an employee’s wages. The Company’s total expense charged to continuing operations for the plan in 2010, 2009 and 2008 amounted to $2,250,000, $2,029,000 and $1,615,000, respectively.

The Company has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under the qualified defined contribution plan. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $788,000 and $130,000 at February 27, 2010 and February 28, 2009, respectively, and is included in “Other long-term liabilities”. Total expense from continuing operations recorded under these plans was $84,000, $39,000 and $19,000 for 2010, 2009 and 2008, respectively.

8.    Stock Plans

General

In July 2009, the Company’s shareholders approved and adopted The Finish Line, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), previously approved by the Company’s Board of Directors. The Company’s Board of Directors have reserved 6,500,000 shares of Class A and Class B Common Stock for issuance upon exercise of options or other awards under the option plan. The number of shares reserved for issuance of all awards other than options and stock appreciation rights, is limited to 2,500,000. Upon approval of the 2009 Incentive Plan, the 2002 Stock Incentive Plan of The Finish Line, Inc. (the “2002 Incentive Plan”) is limited in future grants to awards from shares returned to the 2002 Incentive Plan by forfeiture after July 23, 2009.

Total share-based compensation expense charged to continuing operations in 2010, 2009 and 2008 was $3,508,000, $4,412,000 and $6,123,000, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

Stock options have been granted to directors, officers and other key employees. Generally, options outstanding under the plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years and expire ten years after the date of grant.

The estimated weighted-average fair value of the individual options granted during 2010, 2009 and 2008 was $2.49, $1.91 and $3.94, respectively on the date of the grant. The fair values for all years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009	2008
Dividend yield	2.18%	—	0.66%
Volatility	54.5%	47.9%	36.9%
Risk-free interest rate	1.69%	2.31%	4.49%
Expected life	4.5 years	4.6 years	4.5 years

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

A reconciliation of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2009	3,222,930	$10.58
Granted	1,044,873	6.36
Exercised	(327,310)	4.47		$1,585,306
Forfeited	(155,066)	5.85
Expired	(117,800)	14.94

Outstanding at February 27, 2010	3,667,627	$9.98	6.0	$12,999,363

Exercisable at February 27, 2010	2,180,058	$12.06	4.3	$4,903,867

As of February 27, 2010, there was $2,393,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.8 years.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $1,585,000, $144,000 and $699,000, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options at February 27, 2010:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 1-$ 5	572,420	7.0	$4.43	203,420	$4.28
$ 5-$10	1,534,373	6.5	6.53	631,198	6.80
$10-$15	653,894	6.1	12.96	518,100	13.21
$15-$25	906,940	4.6	17.17	827,340	17.28

	3,667,627	6.0	$9.98	2,180,058	$12.06

The Company recorded compensation expense related to stock options within continuing operations of $1,268,000, $1,865,000 and $3,737,000 in 2010, 2009 and 2008, respectively.

Restricted Stock Activity

Beginning in 2006, the Company has granted certain key employees and directors shares of the Company’s stock to be earned over time. The restricted stock was granted under the 2002 and 2009 Incentive Plans and generally cliff-vest after a three-year period. The Company recorded compensation expense related to restricted stock within continuing operations of $2,174,000, $2,474,000 and $2,316,000 in 2010, 2009 and 2008, respectively.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at February 28, 2009	799,982	$8.40
Granted	221,128	8.45
Vested	(119,682)	14.60
Forfeited	(52,885)	6.42

Unvested at February 27, 2010	848,543	$7.66

As of February 27, 2010, there was $1,877,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 1.6 years. The total value of awards for which restrictions lapsed during 2010 was $861,000.

Employee Stock Purchase Plan

In 2005, the Company adopted The Finish Line, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees are able to contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85 percent of the market price on a specified date each offering period. As of February 27, 2010, 2,400,000 shares of common stock were authorized for purchase under the ESPP, of which, 53,000, 73,000 and 92,000 shares were purchased during 2010, 2009 and 2008, respectively. The Company recognizes compensation expense based on the 15% discount at purchase. The Company recorded compensation expense related to the ESPP within continuing operations of $66,000, $73,000 and $70,000 in 2010, 2009 and 2008, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Earnings (Loss) Per Share

Basic earnings (loss) from continuing operations per share is calculated by dividing income (loss) from continuing operations associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in ASC 260-10, “Earnings Per Share”.

On March 1, 2009, the Company adopted amendments to ASC 260-10, which impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock and performance restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of net income.

The following is a reconciliation of the numerators and denominators used in computing earnings (loss) per share (in thousands, except per share amounts):

	2010	2009	2008
Income (loss) from continuing operations	$50,833	$30,402	$(41,871)
Income from continuing operations attributable to participating securities	739	507	—

Income (loss) from continuing operations available to common shareholders	$50,094	$29,895	$(41,871)

Basic earnings (loss) from continuing operations per share:
Weighted-average number of common shares outstanding	54,221	53,846	47,196
Basic earnings (loss) from continuing operations per share	$0.92	$0.56	$(0.89)
Diluted earnings (loss) from continuing operations per share:
Weighted-average number of common shares outstanding	54,221	53,846	47,196
Stock options(a)	376	262	—

Diluted weighted-average number of common shares outstanding	54,597	54,108	47,196

Diluted earnings (loss) from continuing operations per share	$0.92	$0.55	$(0.89)

(a)	The computation of diluted earnings (loss) from continuing operations per share excludes options to purchase approximately 1.8 million, 2.1 million and 2.9 million shares of common stock in 2010, 2009 and 2008, respectively, because the impact of such options would have been antidilutive.

10.    Common Stock

At February 27, 2010, shares of the Company’s stock outstanding consisted of Class A and Class B Common Stock. Class A and Class B Common Stock have identical rights with respect to dividends and liquidation preference. However, Class A and Class B Common Stock differ with respect to voting rights, convertibility and transferability.

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

Shares of Class B Common Stock may not be transferred to third parties (except for transfer to certain family members of the holders and in other limited circumstances). All of the shares of Class B Common Stock are held by the founding shareholders, their family members, directors, officers and other key employees.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. During 2010, the Company repurchased 1,389,713 shares of its Class A Common Stock at an average price of $11.47 per share for an aggregate amount of $15,936,000. The Company did not repurchase any shares under the stock repurchase program during 2009. As of February 27, 2010, the Company holds as treasury shares 6,171,125 shares of its Class A Common Stock at an average price of $9.79 per share for an aggregate purchase amount of $60,412,000. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On July 22, 2004, the Company’s Board of Directors instituted a quarterly cash dividend program of $0.025 per share of Class A and Class B Common Stock. In light of the Merger Agreement entered into with Genesco on June 17, 2007, the Company decided to suspend future quarterly dividends beginning with the quarter ended September 1, 2007. On July 17, 2008, the Company’s Board of Directors reinstated the quarterly cash dividend program with a 20% increase to $0.03 per share of Class A and Class B common stock. On January 21, 2010, the Company’s Board of Directors increased its quarterly cash dividend to $0.04 per share of Class A and Class B common stock. The Company declared dividends of $7,124,000, $4,937,000 and $1,193,000 during 2010, 2009 and 2008, respectively. As of February 27, 2010 and February 28, 2009, dividends declared but not paid were $2,159,000 and $1,645,000, respectively. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

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

11.    Impairment Charges

In the fourth quarter of 2010, 2009 and 2008, the Company recorded asset impairment charges from continuing operations of $6,771,000 for 21 identified under-performing stores, $6,118,000 for 17 identified under-performing stores and $4,551,000 for 18 identified under-performing stores, respectively. The asset impairment review encompassed all stores open for at least two years with negative contribution and cash flows

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as well as stores opened less than two years which had other events or changes in circumstances that indicated the store’s assets may not be recoverable. The asset impairment charge was calculated as the difference between the carrying amount of the impaired assets and each impaired store’s estimated future discounted cash flows.

12.    Contingencies

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Quarterly Financial Information (Unaudited)

	Quarter Ended
	May 30, 2009		August 29, 2009		November 28, 2009		February 27, 2010
	(Dollars in thousands, except per share data)
Statement of Operations Data(a):
Net sales(b)	$259,096	100.0%	$298,733	100.0%	$240,056	100.0%	$374,530	100.0%
Cost of sales (including occupancy costs)	182,722	70.5	203,364	68.1	169,144	70.5	238,326	63.6

Gross profit	76,374	29.5	95,369	31.9	70,912	29.5	136,204	36.4
Selling, general and administrative expenses	73,154	28.2	75,260	25.2	70,351	29.3	78,558	21.0
Store closing costs	231	0.1	1,381	0.4	535	0.2	560	0.2
Impairment charges	—	—	—	—	—	—	6,771	1.8

Operating income	2,989	1.2	18,728	6.3	26	—	50,315	13.4
Interest income, net	104	—	108	—	66	—	44	—

Income from continuing operations before income taxes	3,093	1.2	18,836	6.3	92	—	50,359	13.4
Income tax expense (benefit)(c)	1,334	0.5	7,088	2.4	(6,439)	(2.7)	19,564	5.2

Income from continuing operations	1,759	0.7	11,748	3.9	6,531	2.7	30,795	8.2
(Loss) income from discontinued operations, net of income tax	(2,367)	(0.9)	(12,622)	(4.2)	62	—	(234)	—

Net (loss) income	$(608)	(0.2)%	$(874)	(0.3)%	$6,593	2.7%	$30,561	8.2%

Income (loss) per diluted share:
Income from continuing operations	$0.03		$0.21		$0.12		$0.56
Loss from discontinued operations	(0.04)		(0.23)		—		(0.01)

Net (loss) income	$(0.01)		$(0.02)		$0.12		$0.55

Dividends declared per share	$0.03		$0.03		$0.03		$0.04

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	May 30, 2009		August 29, 2009		November 28, 2009		February 27, 2010
	(Dollars in thousands, except per share data)
Statement of Operations Data(a):
Net sales	$273,019	100.0%	$337,000	100.0%	$240,571	100.0%	$344,067	100.0%
Cost of sales (including occupancy costs)	192,935	70.7	229,740	68.2	175,609	73.0	229,855	66.8

Gross profit	80,084	29.3	107,260	31.8	64,962	27.0	114,212	33.2
Selling, general and administrative expenses	75,905	27.8	82,762	24.6	75,566	31.4	77,778	22.6
Store closing costs	—	—	250	0.1	—	—	242	0.1
Terminated merger-related costs (income), net	38	—	45	—	23	—	(2,075)	(0.6)
Impairment charges	—	—	—	—	—	—	6,118	1.8

Operating income (loss)	4,141	1.5	24,203	7.1	(10,627)	(4.4)	32,149	9.3
Interest income, net	255	0.1	243	0.1	189	0.1	127	—

Income (loss) from continuing operations before income taxes	4,396	1.6	24,446	7.2	(10,438)	(4.3)	32,276	9.3
Income tax expense (benefit)	2,054	0.8	9,535	2.8	(3,935)	(1.6)	12,624	3.6

Income (loss) from continuing operations	2,342	0.8	14,911	4.4	(6,503)	(2.7)	19,652	5.7

Loss from discontinued operations, net of income tax benefit	(1,474)	(0.5)	(1,817)	(0.5)	(2,340)	(1.0)	(21,013)	(6.1)

Net income (loss)	$868	0.3%	$13,094	3.9%	$(8,843)	(3.7)%	$(1,361)	(0.4)%

Income (loss) per diluted share:
Income (loss) from continuing operations	$0.04		$0.27		$(0.12)		$0.36
Loss from discontinued operations	(0.02)		(0.03)		(0.04)		(0.39)

Net income (loss)	$0.02		$0.24		$(0.16)		$(0.03)

Dividends declared per share	$—		$0.03		$0.03		$0.03

(a)	The financial results of Man Alive, which was discontinued in 2010, and Paiva, which was discontinued in 2008, are included in “loss from discontinued operations, net of income tax benefit” for all periods presented.
(b)	In the fourth quarter of 2010, the Company recorded revenue of $2,622,000 relating to a change in estimate for gift card forfeitures.
(c)	In the third quarter of 2010, the Company recorded a $6,546,000 tax benefit regarding the tax treatment of the terminated merger and litigation expenses.

The Company’s merchandise is marketed during all seasons, with the highest volume of merchandise sold during the second and fourth fiscal quarters as a result of back-to-school and holiday shopping. The third fiscal quarter has traditionally had the lowest volume of merchandise sold and the lowest results of operations.

The table above sets forth quarterly operating data of the Company, including such data as a percentage of net sales, for 2010 and 2009. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments, other than those noted, necessary for a fair presentation of the information for the periods presented.

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

(c) Attestation Report of Independent Registered Public Accounting Firm.    The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting appears under the caption “Report of Independent Registered Public Accounting Firm” in Item 8 preceding the Company’s financial statements of this Annual Report on Form 10-K.

(d) Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Except for information disclosed in Part I, Item 4.5 under the heading “Directors and Executive Officers of the Registrant,” the information required by this Item is incorporated by reference to the information contained under the captions “Management—Executive Officers and Directors,” “Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors, Committees and Meetings—Meetings and Committees of the Board of Directors—The Audit Committee” in the Company’s Proxy Statement for its Annual Shareholders Meeting (the “2010 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of February 27, 2010, the Company’s most recent fiscal year-end. The Company has a Code of Ethics policy that applies to all officers, employees and directors of the Company. It is available at the Company’s website at www.finishline.com.

Item 11—Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained under the caption “Executive Compensation” in the 2010 Proxy Statement to be filed within 120 days of February 27, 2010, the Company’s most recent fiscal year-end.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement to be filed within 120 days of February 27, 2010, the Company’s most recent fiscal year-end.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of February 27, 2010:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	3,667,627	$9.98	8,359,137
Equity compensation plans not approved by shareholders	—	—	—

(1)	These shares are subject to awards made or to be made under the Company’s 1992 Employee Stock Incentive Plan, 2002 Stock Incentive Plan, 2009 Stock Incentive Plan, Non-Employee Director Stock Option Plan and Employee Stock Purchase Plan.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained under the caption “Executive Compensation—Related Party Transactions” and “Board of Directors, Committees and Meetings—Independence of Directors” in the 2010 Proxy Statement to be filed within 120 days of February 27, 2010, the Company’s most recent fiscal year-end.

Item 14—Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained under the caption “Audit Committee Report—Independent Auditor Fee Information” and “Pre-Approval Policies and Proceedings” in the 2010 Proxy Statement to be filed within 120 days of February 27, 2010, the Company’s most recent fiscal year-end.

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

(c) Exhibits

Exhibit Number	Description
2.1	Definitive Merger Agreement with Genesco dated June 17, 2007.(11)

2.2	Amended Commitment Letter.(12)

2.3	Asset Purchase Agreement, dated June 21, 2009 by and among The Finish Line Man Alive, Inc., The Finish Line, Inc., Man Alive Acquisitions, LLC, and the other entities listed therein.(22)

3.1	Restated Articles of Incorporation of The Finish Line, Inc., amended and restated as of July 23, 2009.(23)

3.2	Bylaws of The Finish Line, Inc., amended as of July 23, 2009.(24)

4.1	1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.(1)*

4.2	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(2)*

4.3	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(10)*

4.4	Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(15)*

4.5	Amendment No. 3 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(25)*

4.6	The Finish Line, Inc. 2009 Incentive Plan.(28)*

10.1	Form of Incentive Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(3)*

10.2	Form of Non-Qualified Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(4)*

Exhibit Number	Description
10.3	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.(5)*

10.4	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.(6)*

10.5	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.(7)*

10.6	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.(8)*

10.7	Form of Incentive Stock Award Letter pursuant to the 2002 Employee Stock Incentive Plan.(9)*

10.8	Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.

10.9	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.*

10.10	The Finish Line, Inc. Employee Stock Purchase Plan.*

10.11	Settlement Agreement among The Finish Line, Inc., Genesco Inc., UBS Securities LLC and UBS Loan Finance LLD dated March 3, 2008.(14)

10.12	The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.(13)*

10.13	Retirement Agreement between The Finish Line, Inc. and Alan H. Cohen.(16)*

10.14	Amended and Restated Employment Agreement of Glenn S. Lyon, dated as of December 31, 2008.(17)*

10.15	Amended and Restated Employment Agreement of Steven J. Schneider, dated as of December 31, 2008.(18)*

10.16	Amended and Restated Employment Agreement of Gary D. Cohen, dated as of December 31, 2008.(19)*

10.17	Employment Agreement of Edward W. Wilhelm, dated as of March 30, 2009.(20)*

10.18	Amendment No. 1 to The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.(21)*

10.19	Form of The Finish Line, Inc. 2009 Incentive Plan Non-Qualified Stock Option Award Agreement.(26)*

10.20	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement.(27)*

10.21	Revolving Credit Facility Credit Agreement, dated as of February 18, 2010, among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holding, LLC as borrowers, The Finish Line MA, Inc. and Paiva, LLC as guarantors, certain lenders and PNC Bank, National Association, as Administrative Agent.(29)

10.22	Continuing Agreement of Guaranty And Suretyship – Subsidiaries, dated as of February 18, 2010, by The Finish Line MA, Inc. and Paiva, LLC in favor of the lenders named therein.(30)

10.23	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Steven Schneider.(31)*

Exhibit Number	Description

10.24	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon.(32)*

10.25	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Gary Cohen.(33)*

10.26	Form of Restricted Stock Award Agreement for Time Based Vesting.(34)*

10.27	Form of Restricted Stock Award Agreement for Performance Based Vesting.(35)*

10.28	Amendment No. 1 to The Finish Line, Inc. 2009 Incentive Plan.*

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form S-8 (File No. 333-62063) and incorporated herein by reference.
(2)	Previously filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 17, 2005 and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.6.2 to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(4)	Previously filed as Exhibit 10.6.3 to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(5)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(6)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(7)	Previously filed as Exhibit 10.3 of the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(9)	Previously filed as Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 and incorporated herein by reference.
(10)	Previously filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended March 3, 2007 and incorporated herein by reference.
(11)	Previously filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007 and incorporated herein by reference.
(12)	Previously filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2007 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.
(15)	Previously filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 17, 2008 and incorporated herein by reference.

(16)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2008 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 31, 2008 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 31, 2008 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 14. 2009 and incorporated herein by reference.
(21)	Previously filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2009 and incorporated herein by reference.
(22)	Previously filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009 and incorporated herein by reference.
(23)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(24)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009 and incorporated herein by reference.
(25)	Previously filed as Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(27)	Previously filed as Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(28)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(29)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2010 and incorporated herein by reference.
(30)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2010 and incorporated herein by reference.
(31)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010 and incorporated herein by reference.
(32)	Previously filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010 and incorporated herein by reference.
(33)	Previously filed as Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010 and incorporated herein by reference.
(34)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010 and incorporated herein by reference.
(35)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010 and incorporated herein by reference.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date: May 6, 2010	By:	/s/ EDWARD W. WILHELM
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

Date: May 6, 2010	/s/ GLENN S. LYON
Glenn S. Lyon, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2010	/s/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2010	/s/ BEAU J. SWENSON
Beau J. Swenson, Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 6, 2010	/s/ ALAN H. COHEN
Alan H. Cohen, Chairman of the Board of Directors

Date: May 6, 2010	/s/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date: May 6, 2010	/s/ BILL KIRKENDALL
Bill Kirkendall, Director

Date: May 6, 2010	/s/ WILLIAM CARMICHAEL
William Carmichael, Director

Date: May 6, 2010	/s/ CATHERINE LANGHAM
Catherine Langham, Director

Date: May 6, 2010	/s/ DOLORES KUNDA
Dolores Kunda, Director

Date: May 6, 2010	/s/ NORMAN GURWITZ
Norman Gurwitz, Director

Date: May 6, 2010	/s/ RICHARD CRYSTAL
Richard Crystal, Director

Date: May 6, 2010	/s/ MARK LANDAU
Mark Landau, Director

Exhibit Index

Exhibit Number	Description
10.8	Form of Indemnity Agreement between The Finish Line, Inc. and each of its Directors or Executive Officers.

10.9	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.*

10.10	The Finish Line, Inc. Employee Stock Purchase Plan.*

10.28	Amendment No. 1 to The Finish Line, Inc. 2009 Incentive Plan.*

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.