Form 10-Q
period 2010-05-29
FINISH LINE INC /IN/
filed 2010-06-25
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at June 18, 2010:

Class A	52,258,447
Class B	2,144,112

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 29, 2010	May 30, 2009	February 27, 2010
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$248,090	$118,959	$234,508
Accounts receivable, net	2,338	2,454	3,767
Merchandise inventories, net	197,750	241,571	190,894
Income taxes receivable	—	8,240	—
Other	5,473	5,521	14,438

Total current assets	453,651	376,745	443,607

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,620	41,847	41,620
Leasehold improvements	226,578	249,269	225,718
Furniture, fixtures and equipment	105,582	110,684	104,295
Construction in progress	1,834	650	2,635

	377,171	404,007	375,825
Less accumulated depreciation	245,130	237,011	239,882

	132,041	166,996	135,943

Deferred income taxes	26,726	37,943	27,357
Other assets, net	4,403	1,632	3,361

Total assets	$616,821	$583,316	$610,268

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 29, 2010	May 30, 2009	February 27, 2010
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,533	$54,653	$60,301
Employee compensation	12,003	11,308	16,258
Accrued property and sales tax	6,082	6,679	7,637
Income taxes payable	1,452	—	10,119
Deferred income taxes	4,023	7,209	4,370
Other liabilities and accrued expenses	14,799	15,514	16,258

Total current liabilities	104,892	95,363	114,943

Deferred credits from landlords	38,863	49,546	40,006
Other long-term liabilities	14,705	14,877	13,169

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized – 100,000
Shares issued – (May 29, 2010 – 57,532; May 30, 2009 – 55,764; February 27, 2010 – 57,256)
Shares outstanding – (May 29, 2010 – 51,869; May 30, 2009 – 50,667; February 27, 2010 – 51,085)	575	558	572
Class B:
Shares authorized – 10,000
Shares issued and outstanding – (May 29, 2010 – 1,778; May 30, 2009 – 3,546; February 27, 2010 – 2,053)	18	35	21
Additional paid-in capital	192,421	187,303	189,664
Retained earnings	323,776	281,501	312,305
Treasury stock – (May 29, 2010 – 5,663; May 30, 2009 – 5,097; February 27, 2010 – 6,171)	(58,429)	(45,867)	(60,412)

Total shareholders’ equity	458,361	423,530	442,150

Total liabilities and shareholders’ equity	$616,821	$583,316	$610,268

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 29, 2010	May 30, 2009
Net sales	$282,398	$259,096
Cost of sales (including occupancy costs)	188,428	182,722

Gross profit	93,970	76,374
Selling, general and administrative expenses	71,779	73,154
Store closing costs	—	231

Operating income	22,191	2,989
Interest income, net	64	104

Income from continuing operations before income taxes	22,255	3,093
Income tax expense	8,586	1,334

Income from continuing operations	13,669	1,759
Loss from discontinued operations, net of income taxes	(23)	(2,367)

Net income (loss)	$13,646	$(608)

Income (loss) per basic share:
Income from continuing operations	$0.25	$0.03
Loss from discontinued operations	—	(0.04)

Net income (loss)	$0.25	$(0.01)

Basic weighted average shares	53,475	54,153

Income (loss) per diluted share:
Income from continuing operations	$0.25	$0.03
Loss from discontinued operations	—	(0.04)

Net income (loss)	$0.25	$(0.01)

Diluted weighted average shares	54,297	54,408

Dividends declared per share	$0.04	$0.03

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - (Unaudited)

	Thirteen Weeks Ended
	May 29, 2010	May 30, 2009
OPERATING ACTIVITIES:
Net income (loss)	$13,646	$(608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,431	8,147
Deferred income taxes	284	(657)
(Gain) loss on disposal of property and equipment	(22)	292
Share-based compensation	939	944
Excess tax benefits from share-based compensation	(841)	(56)
Changes in operating assets and liabilities:
Accounts receivable, net	1,430	2,476
Merchandise inventories, net	(6,856)	(2,162)
Other assets	9,151	12,848
Accounts payable	6,231	(9,762)
Employee compensation	(4,255)	(1,291)
Accrued income taxes payable/receivable	(6,840)	141
Other liabilities and accrued expenses	(2,464)	(1,412)
Deferred credits from landlords	(1,143)	(2,393)

Net cash provided by operating activities	15,691	6,507

INVESTING ACTIVITIES:
Payments for sale of discontinued operations	(500)	—
Additions to property and equipment	(2,538)	(2,295)
Proceeds from disposals of property and equipment	36	19
Proceeds from sale of marketable securities	—	14,913

Net cash (used in) provided by investing activities	(3,002)	12,637

FINANCING ACTIVITIES:
Dividends paid to shareholders	(2,160)	(1,645)
Proceeds from issuance of common stock	2,212	442
Excess tax benefits from share-based compensation	841	56

Net cash provided by (used in) financing activities	893	(1,147)

Net increase in cash and cash equivalents	13,582	17,997
Cash and cash equivalents at beginning of period	234,508	100,962

Cash and cash equivalents at end of period	$248,090	$118,959

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

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 27, 2010 (“fiscal 2010”).

2. Discontinued Operations

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

Man Alive’s net assets primarily consisted of property and equipment of $6,779,000 and inventories of $7,377,000 as of May 30, 2009. The results of operations of Man Alive have been classified in discontinued operations for all periods presented. The financial results of the Man Alive operations, which are included in discontinued operations in the accompanying Consolidated Statements of Operations, were as follows (in thousands):

	Thirteen weeks ended
	May 29, 2010	May 30, 2009
	(unaudited)
Net sales	$—	$8,133

Loss from discontinued operations	$(37)	$(3,914)
Income tax benefit	(14)	(1,549)

Loss from discontinued operations, net of income tax	$(23)	$(2,365)

Based on the Purchase Agreement with the Buyer, the Company anticipates that all cash outlays related to deferred payments to Man Alive will be made by July 2010. The balance and net activity for the $2.0 million installment payment to the Buyer, which is included within “Other liabilities and accrued expenses,” are as follows (in thousands):

Installment Payment
(unaudited)
Balance at February 28, 2009	$—
Provision (Fiscal 2010)	2,000
Cash payments (Fiscal 2010)	(1,333)

Balance at February 27, 2010	667
Cash payments (Fiscal 2011)	(500)

Balance at May 29, 2010	$167

3. Fair Value Measurements

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

As of May 29, 2010, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

4. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-06, which amends Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurement and Disclosures”, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.

Other recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

5. Common Stock

On January 21, 2010, the Company’s Board of Directors increased its quarterly cash dividend from $0.03 per share to $0.04 per share of its Class A and Class B common stock. The Company declared dividends of $2,174,000 during the thirteen weeks ended May 29, 2010. The cash dividend of $2,174,000 was paid on June 14, 2010 to shareholders of record on May 28, 2010 and was accrued as of May 29, 2010 in “Other liabilities and accrued expenses.” Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2011. The Company believes that adoption of the repurchase program could be a viable use of excess cash. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Such purchases, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash. The Company did not purchase any shares under the stock repurchase program during the thirteen weeks ended May 29, 2010 or May 30, 2009. The remaining shares available for repurchase under the stock repurchase program are 3,610,287 shares as of May 29, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs; product demand and market acceptance risks; further deterioration of economic and business conditions; the inability to locate and obtain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing; the availability of products; loss of key employees; management of strategic growth initiatives; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended February 27, 2010 (“fiscal 2010”). Unless otherwise noted, all amounts reflect the results of the Company’s continuing operations and therefore Man Alive and Paiva store information and results have been excluded from the following information.

The following table sets forth store and square feet information for each of the following periods:

	Thirteen weeks ended
	May 29, 2010	May 30, 2009
Number of Stores:
Beginning of period	666	689
Opened	4	—
Closed	(3)	(5)

End of period	667	684

	May 29, 2010	May 30, 2009
Square feet information as of:
Square feet	3,579,976	3,698,519
Average store size	5,367	5,407

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	May 29, 2010		May 30, 2009
	(Unaudited)		(Unaudited)
Footwear	$249,883	88%	$226,891	88%
Softgoods	32,515	12%	32,205	12%

Total	$282,398	100%	$259,096	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended
	May 29, 2010	May 30, 2009
	(Unaudited)
Net sales	100.0%	100.0%
Cost of sales (including occupancy costs)	66.7	70.5

Gross profit	33.3	29.5
Selling, general and administrative expenses	25.4	28.2
Store closing costs	—	0.1

Operating income	7.9	1.2
Interest income, net	—	—

Income from continuing operations before income taxes	7.9	1.2
Income tax expense	3.1	0.5

Income from continuing operations	4.8	0.7
Loss from discontinued operations, net of income taxes	—	(0.9)

Net income (loss)	4.8%	(0.2)%

THIRTEEN WEEKS ENDED MAY 29, 2010 COMPARED TO THIRTEEN WEEKS ENDED MAY 30, 2009

Net Sales

	Thirteen weeks ended
	May 29, 2010	May 30, 2009
	(dollars in thousands)
	(unaudited)
Net sales	$282,398	$259,096
Comparable store net sales increase (decrease)	10.9%	(3.9)%

Net sales increased 9.0% for the thirteen weeks ended May 29, 2010 compared to the thirteen weeks ended May 30, 2009. The increase was attributable to a comparable store net sales increase of 10.9% for the thirteen weeks ended May 29, 2010 resulting primarily from an 8.9% increase in average dollar per transaction offset partially by a slight decline in store traffic. In addition, there was a $2.2 million increase in net sales from stores that were opened after May 30, 2009, offset by reduced sales of $5.4 million from 26 closed stores along with down time and reduced square footage related to remodeled/relocated stores. Comparable footwear net sales for the thirteen weeks ended May 29, 2010 increased 12.0% while comparable softgoods net sales increased 3.4% for the period. The increase in comparable footwear net sales is attributable to strong product sales in running and toning categories and a 6.8% increase in average selling price as the Company continues to focus on premium products.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen weeks ended
	May 29, 2010	May 30, 2009
	(dollars in thousands)
	(unaudited)
Cost of sales (including occupancy costs)	$188,428	$182,722
Gross profit	$93,970	$76,374
Gross profit as a percentage of net sales	33.3%	29.5%

The 3.8% increase in gross profit, as a percentage of net sales, for the thirteen weeks ended May 29, 2010 as compared to the thirteen weeks ended May 30, 2009 was due to a 1.8% increase in product margin as a percentage of net sales and a 2.0% decrease in occupancy costs as a percentage of net sales. The 1.8% increase in product margin is primarily attributable to higher full price sales as a percentage of total sales due to premium product offerings and the success of the Company’s strategy to appropriately position inventory levels. The 2.0% decrease in occupancy costs as a percentage of net sales is primarily the result of leveraging the 10.9% comparable store net sales increase, operating 17 fewer stores at May 29, 2010 compared to May 30, 2009 as well as obtaining favorable lease renewals.

Selling, General and Administrative Expenses

	Thirteen weeks ended
	May 29, 2010	May 30, 2009
	(dollars in thousands)
	(unaudited)
Selling, general and administrative expenses	$71,779	$73,154
Selling, general and administrative expenses as a percentage of net sales	25.4%	28.2%

The $1.4 million decrease in selling, general and administrative expenses for the thirteen weeks ended May 29, 2010 as compared to the thirteen weeks ended May 30, 2009 was primarily due to a decrease in depreciation attributable to closed stores, store impairments during the 4th quarter of fiscal 2010 and minimal new store openings the past couple of years. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to expense leveraging as a result of higher net sales and a continued focus on controlling expenses.

Store Closing Costs

	Thirteen weeks ended
	May 29, 2010	May 30, 2009
	(dollars in thousands)
	(unaudited)
Store closing costs	$—	$231
Store closing costs as a percentage of net sales	—%	0.1%

Store closing costs represent the non-cash write-off of any property and equipment upon a store closing.

Interest Income, Net

	Thirteen weeks ended
	May 29, 2010	May 30, 2009
	(dollars in thousands)
	(unaudited)
Interest income, net	$64	$104
Interest income, net as a percentage of net sales	—%	—%

The decrease of $40,000 was due to lower earned interest rates as invested balances were higher during the thirteen weeks ended May 29, 2010 compared to the thirteen weeks ended May 30, 2009.

Income Taxes

	Thirteen weeks ended
	May 29, 2010	May 30, 2009
	(dollars in thousands)
	(unaudited)
Income tax expense	$8,586	$1,334
Income tax expense as a percentage of net sales	3.1%	0.5%
Effective income tax rate	38.6%	43.1%

The increase in income tax expense of $7.3 million is due to income from continuing operations before income taxes increasing to $22.3 million for the thirteen weeks ended May 29, 2010 from $3.1 million for the thirteen weeks ended May 30, 2009. The decrease in effective tax rate is due to the reduced impact of discrete items as a percent of pre-tax income because of an increase in pre-tax income for the thirteen weeks ended May 29, 2010 compared to the thirteen weeks ended May 30, 2009.

Income from Continuing Operations

	Thirteen weeks ended
	May 29, 2010	May 30, 2009
	(dollars in thousands)
	(unaudited)
Income from continuing operations	$13,669	$1,759
Income from continuing operations as a percentage of net sales	4.8%	0.7%
Income from continuing operations per diluted share	$0.25	$0.03

The $11.9 million increase in income from continuing operations is attributable to the net sales improvement, maximizing product margins and managing expenses as discussed above.

Loss from Discontinued Operations

	Thirteen weeks ended
	May 29, 2010	May 30, 2009
	(dollars in thousands)
	(unaudited)
Loss from discontinued operations, net of income taxes	$(23)	$(2,367)
Loss from discontinued operations, net of income taxes as a percentage of net sales	—%	(0.9)%

For the thirteen weeks ended May 30, 2009, the $2.4 million loss from discontinued operations, net of income taxes, represented operating losses from Man Alive. Man Alive was sold effective July 4, 2009 and therefore the financial results of Man Alive have been classified in discontinued operations for all periods presented. See Note 2 to the Company’s unaudited financial statements in this document for a further discussion of the Company’s discontinued operations.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (dollars in thousands):

	May 29, 2010	May 30, 2009	February 27, 2010
	(unaudited)	(unaudited)
Cash and cash equivalents	$248,090	$118,959	$234,508
Merchandise inventories, net	$197,750	$241,571	$190,894
Interest-bearing debt	$—	$—	$—
Working capital	$348,759	$281,382	$328,664

Operating Activities

The Company had cash flows provided by operating activities during the thirteen weeks ended May 29, 2010 of $15.8 million compared to $6.5 million provided by operating activities during the thirteen weeks ended May 30, 2009. The increase in cash provided by operating activities as compared to the prior year period was primarily due to improved operating results. Cash equivalents are invested in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments with daily liquidity.

Merchandise inventories at May 30, 2009 contained Man Alive inventories of $7.4 million. On a comparable per square foot basis, Finish Line merchandise inventories decreased 12.8% at May 29, 2010 compared to May 30, 2009, and were 3.9% higher than at February 27, 2010. The 12.8% decrease per square foot compared to May 30, 2009 is a result of management’s focus on improving inventory turns and productivity.

Investing Activities

The Company had cash flows used in investing activities for the thirteen weeks ended May 29, 2010 of $3.0 million compared to net cash provided by investing activities of $12.6 million for the thirteen weeks ended May 30, 2009. The $3.0 million used in the thirteen weeks ended May 29, 2010 was a result of $2.5 million used primarily for the construction of new stores, the remodeling of existing stores and merchandise system enhancements, along with $0.5 million in payments related to the sale of discontinued operations. Included in the $12.6 million provided in the thirteen weeks ended May 30, 2009 was $14.9 million in proceeds from the sale of marketable securities.

For the year ending February 26, 2011, the Company anticipates opening 8 to 10 new stores (4 opened during the thirteen weeks ended May 29, 2010), remodeling 15 to 20 existing stores (3 remodeled during the thirteen weeks ended May 29, 2010), and closing 10 to 15 stores (3 closed during the thirteen weeks ended May 29, 2010). The number of closings is down from our previous estimate due to our landlord partners’ willingness to work with us on underperforming stores. In addition, the Company has various other corporate capital and technology projects that will require capital expenditures. The Company expects capital expenditures for the current fiscal year to approximate $20.0 to $25.0 million.

Financing Activities

The Company had cash flows provided by financing activities for the thirteen weeks ended May 29, 2010 of $0.9 million compared to net cash used in financing activities of $1.1 million for the thirteen weeks ended May 30, 2009. The $2.0 million change is due to a $1.7 million increase in proceeds received from the issuance of common stock in connection with employee stock programs and a $0.8 million increase in excess tax benefits from share-based compensation, partially offset by a $0.5 million increase in dividends paid.

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

On July 17, 2008, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 5,000,000 shares of the Company’s outstanding Class A common stock. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. The Company did not repurchase any shares under the stock repurchase program during the thirteen weeks ended May 29, 2010 or May 30, 2009. The remaining shares available for repurchase under the stock repurchase program are 3,610,287 shares as of May 29, 2010.

On January 21, 2010, the Company’s Board of Directors approved an increase to its quarterly cash dividends from $0.03 per share to $0.04 per share of Class A and Class B common stock. The Company declared dividends of $2.2 million and $1.6 million during the thirteen weeks ended May 29, 2010 and the thirteen weeks ended May 30, 2009, respectively. As of May 29, 2010 and May 30, 2009, dividends declared but not paid of $2.2 million and $1.6 million, respectively, were accrued in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets. Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

Contractual Obligations

The Company’s contractual obligations primarily consist of long-term debt, operating leases and purchase orders for merchandise inventory. For the thirteen weeks ended May 29, 2010, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and reduction of operating leases due to store closings).

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

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk associated with interest rates as of February 27, 2010 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010. For the thirteen weeks ended May 29, 2010, there has been no significant change in related market risk factors.

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010. There has been no significant change to identified risk factors for the thirteen weeks ended May 29, 2010.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	REMOVED AND RESERVED

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a)	Exhibits

10.1	Form of Restricted Stock Award Agreement for Time Based Vesting (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010)

10.2	Form of Restricted Stock Award Agreement for Performance Based Vesting (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010)

10.3	Amendment Number One to the Amended and Restated Employment Agreement for Mr. Steven Schneider (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010)

10.4	Amendment Number One to the Amended and Restated Employment Agreement for Mr. Glenn Lyon (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010)

10.5	Amendment Number One to the Amended and Restated Employment Agreement for Mr. Gary Cohen (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: June 24, 2010	By:	/S/ EDWARD W. WILHELM
Edward W. Wilhelm Executive Vice President-Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Form of Restricted Stock Award Agreement for Time Based Vesting (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010)

10.2	Form of Restricted Stock Award Agreement for Performance Based Vesting (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010)

10.3	Amendment Number One to the Amended and Restated Employment Agreement for Mr. Steven Schneider (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010)

10.4	Amendment Number One to the Amended and Restated Employment Agreement for Mr. Glenn Lyon (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010)

10.5	Amendment Number One to the Amended and Restated Employment Agreement for Mr. Gary Cohen (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d- 14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d- 14(a) of the Securities Exchange Act, as amended

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002