Form 10-Q
period 2010-08-28
FINISH LINE INC /IN/
filed 2010-09-24
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at September 17, 2010:

Class A	51,371,304
Class B	1,945,529

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 28, 2010	August 29, 2009	February 27, 2010
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$253,703	$142,926	$234,508
Accounts receivable, net	4,961	4,651	3,767
Merchandise inventories, net	217,040	221,365	190,894
Income taxes receivable	6,648	14,453	—
Other	5,080	8,696	14,438

Total current assets	487,432	392,091	443,607

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,620	41,616	41,620
Leasehold improvements	226,682	238,876	225,718
Furniture, fixtures and equipment	107,845	107,895	104,295
Construction in progress	1,760	1,302	2,635

	379,464	391,246	375,825
Less accumulated depreciation	250,752	238,407	239,882

	128,712	152,839	135,943

Deferred income taxes	26,710	30,549	27,357
Other assets, net	4,329	1,682	3,361

Total assets	$647,183	$577,161	$610,268

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 28, 2010	August 29, 2009	February 27, 2010
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 97,159	$ 53,494	$ 60,301
Employee compensation	11,672	10,217	16,258
Accrued property and sales tax	7,682	8,306	7,637
Income taxes payable	—	—	10,119
Deferred income taxes	4,908	5,819	4,370
Other liabilities and accrued expenses	15,271	18,895	16,258

Total current liabilities	136,692	96,731	114,943

Deferred credits from landlords	37,937	43,661	40,006
Other long-term liabilities	13,820	15,109	13,169

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized – 100,000
Shares issued – (August 28, 2010 – 57,597; August 29, 2009 – 56,712; February 27, 2010 – 57,256)
Shares outstanding – (August 28, 2010 – 50,816; August 29, 2009 – 51,737; February 27, 2010 – 51,085)	576	567	572
Class B:
Shares authorized – 10,000
Shares issued and outstanding – (August 28, 2010 – 1,750; August 29, 2009 – 2,597; February 27, 2010 – 2,053)	18	26	21
Additional paid-in capital	193,669	187,435	189,664
Retained earnings	338,460	278,970	312,305
Treasury stock – (August 28, 2010 – 6,781; August 29, 2009 – 4,975; February 27, 2010 – 6,171)	(73,989)	(45,338)	(60,412)

Total shareholders’ equity	458,734	421,660	442,150

Total liabilities and shareholders’ equity	$647,183	$577,161	$610,268

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Net sales	$301,070	$298,733	$583,468	$557,829
Cost of sales (including occupancy costs)	201,301	203,364	389,729	386,085

Gross profit	99,769	95,369	193,739	171,744
Selling, general and administrative expenses	72,778	75,260	144,557	148,414
Store closing costs	—	1,381	—	1,612

Operating income	26,991	18,728	49,182	21,718
Interest income, net	155	108	219	211

Income from continuing operations before income taxes	27,146	18,836	49,401	21,929
Income tax expense	10,342	7,088	18,928	8,422

Income from continuing operations	16,804	11,748	30,473	13,507
Income (loss) from discontinued operations, net of income taxes	10	(12,622)	(13)	(14,989)

Net income (loss)	$16,814	$(874)	$30,460	$(1,482)

Income (loss) per basic share:
Income from continuing operations	$0.31	$0.21	$0.56	$0.24
Loss from discontinued operations	—	(0.23)	—	(0.27)

Net income (loss)	$0.31	$(0.02)	$0.56	$(0.03)

Basic weighted average shares	53,266	54,271	53,370	54,212

Income (loss) per diluted share:
Income from continuing operations	$0.31	$0.21	$0.56	$0.24
Loss from discontinued operations	—	(0.23)	—	(0.27)

Net income (loss)	$0.31	$(0.02)	$0.56	$(0.03)

Diluted weighted average shares	53,986	54,560	54,141	54,484

Dividends declared per share	$0.04	$0.03	$0.08	$0.06

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - (Unaudited)

	Twenty-Six Weeks Ended
	August 28, 2010	August 29, 2009
OPERATING ACTIVITIES:
Net income (loss)	$30,460	$(1,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of discontinued operations	—	18,364
Depreciation and amortization	13,255	15,974
Deferred income taxes	1,185	5,347
Share-based compensation	1,860	1,708
(Gain) loss on disposal of property and equipment	(32)	1,949
Excess tax benefits from share-based compensation	(1,032)	(110)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,194)	279
Merchandise inventories, net	(26,146)	11,603
Other assets	9,732	9,589
Accounts payable	36,858	(10,975)
Employee compensation	(4,586)	(2,690)
Income taxes	(15,807)	(6,355)
Other liabilities and accrued expenses	(176)	594
Deferred credits from landlords	(2,069)	(2,402)

Net cash provided by operating activities	42,308	41,393

INVESTING ACTIVITIES:
Payments for sale of discontinued operations	(667)	(7,643)
Additions to property and equipment	(6,035)	(4,357)
Proceeds from disposals of property and equipment	52	69
Proceeds from sale of marketable securities	—	14,913

Net cash (used in) provided by investing activities	(6,650)	2,982

FINANCING ACTIVITIES:
Dividends paid to shareholders	(4,334)	(3,293)
Proceeds from issuance of common stock	2,639	772
Excess tax benefits from share-based compensation	1,032	110
Purchase of treasury stock	(15,800)	—

Net cash used in financing activities	(16,463)	(2,411)

Net increase in cash and cash equivalents	19,195	41,964
Cash and cash equivalents at beginning of period	234,508	100,962

Cash and cash equivalents at end of period	$253,703	$142,926

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

The financial results of the Man Alive operations, which are included in discontinued operations in the accompanying Consolidated Statements of Operations, were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(unaudited)		(unaudited)
Net sales	$—	$2,791	$—	$10,925

Income (loss) from discontinued operations	$10	$(20,073)	$(27)	$(23,991)
Income tax expense (benefit)	4	(7,453)	(10)	(9,004)

Income (loss) from discontinued operations, net of income tax	$6	$(12,620)	$(17)	$(14,987)

Based on the Purchase Agreement with the Buyer, all cash outlays related to deferred payments to Man Alive were made by July 2010. The balance and net activity for the $2.0 million installment payment to the Buyer were as follows (in thousands):

Installment Payment
(unaudited)
Balance at February 28, 2009	$—
Provision (Fiscal 2010)	2,000
Cash payments (Fiscal 2010)	(1,333)

Balance at February 27, 2010	667
Cash payments (Fiscal 2011)	(667)

Balance at August 28, 2010	$—

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

As of August 28, 2010, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

4. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, which amends Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurement and Disclosures”, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.

Other recent ASU’s issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

5. Common Stock

On January 21, 2010, the Company’s Board of Directors increased its quarterly cash dividend from $0.03 per share to $0.04 per share of its Class A and Class B common stock. The Company declared dividends of $4,304,000 during the twenty-six weeks ended August 28, 2010. A cash dividend of $2,130,000 was paid on September 13, 2010 to shareholders of record on August 27, 2010 and was accrued as of August 28, 2010 in “Other liabilities and accrued expenses.” Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors.

On July 17, 2008, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2011. The Company purchased 1,176,929 shares under the stock repurchase program at an average price of $13.42 per share for an aggregate amount of $15,800,000 during the twenty-six weeks ended August 28, 2010. The remaining shares available for repurchase under the stock repurchase program are 2,433,358 shares as of August 28, 2010. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); the availability and timely receipt of products; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs; product demand and market acceptance risks; further deterioration of economic and business conditions; the inability to locate and obtain acceptable lease terms for the Company’s stores; the effect of competitive products and pricings; loss of key employees; management of strategic growth initiatives; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended February 27, 2010 (“fiscal 2010”). Unless otherwise noted, all amounts reflect the results of the Company’s continuing operations, and therefore, Man Alive and Paiva store information and results have been excluded from the following information.

The following table sets forth store and square feet information of the Company for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Number of Stores:
Beginning of period	667	684	666	689
Opened	3	1	7	1
Closed	(3)	(4)	(6)	(9)

End of period	667	681	667	681

			August 28, 2010	August 29, 2009
Square feet information as of:
Square feet			3,580,313	3,674,694
Average store size			5,368	5,396

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended (Unaudited)
Category	August 28, 2010		August 29, 2009
Footwear	$262,054	87%	$259,965	87%
Softgoods	39,016	13%	38,768	13%

Total	$301,070	100%	$298,733	100%

	Twenty-Six Weeks Ended (Unaudited)
Category	August 28, 2010		August 29, 2009
Footwear	$511,936	88%	$486,857	87%
Softgoods	71,532	12%	70,972	13%

Total	$583,468	100%	$557,829	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	66.9	68.1	66.8	69.2

Gross profit	33.1	31.9	33.2	30.8
Selling, general and administrative expenses	24.2	25.2	24.8	26.6
Store closing costs	—	0.4	—	0.3

Operating income	8.9	6.3	8.4	3.9
Interest income, net	0.1	—	—	—

Income from continuing operations before income taxes	9.0	6.3	8.4	3.9
Income tax expense	3.4	2.4	3.2	1.5

Income from continuing operations	5.6	3.9	5.2	2.4
Loss from discontinued operations, net of income taxes	—	(4.2)	—	(2.7)

Net income (loss)	5.6%	(0.3)%	5.2%	(0.3)%

THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 28, 2010 COMPARED TO THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 29, 2009

Net Sales

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Net sales	$301,070	$298,733	$583,468	$557,829
Comparable store net sales increase (decrease)	2.0%	(9.9)%	6.1%	(7.2)%

Net sales increased 0.8% for the thirteen weeks ended August 28, 2010 compared to the thirteen weeks ended August 29, 2009. The increase was attributable to a comparable store net sales increase of 2.0% for the thirteen weeks ended August 28, 2010, partially offset by reduced sales of closed stores along with down time and reduced square footage related to remodeled/relocated stores. Comparable footwear net sales for the thirteen weeks ended August 28, 2010 increased 2.0% while comparable softgoods net sales increased 2.1% for the comparable period. The comparable store net sales increase of 2.0% was driven by a 6.4% increase in average dollar per transaction, partially offset by a 3.0% decline in store traffic and a 1.5% decrease in store conversion.

Net sales increased 4.6% for the twenty-six weeks ended August 28, 2010 compared to the twenty-six weeks ended August 29, 2009. The increase was attributable to a comparable store net sales increase of 6.1% for the twenty-six weeks ended August 28, 2010 and a $5.1 million increase from 11 new stores opened subsequent to August 29, 2009, partially offset by reduced sales of $10.4 million from 25 closed stores along with down time and reduced square footage related to remodeled/relocated stores. Comparable footwear net sales for the twenty-six weeks ended August 28, 2010 increased 6.6% while comparable softgoods net sales increased 2.7% for the comparable period. The increase in comparable footwear net sales is attributable to a 6.7% increase in footwear average selling price as the Company’s inventory aging remains low allowing the Company to sell more full priced products. The comparable store net sales increase of 6.1% was driven by a 7.8% increase in average dollar per transaction, partially offset by a 1.8% decline in store traffic and a 0.2% decrease in store conversion.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Cost of sales (including occupancy costs)	$201,301	$203,364	$389,729	$386,085
Gross profit	$99,769	$95,369	$193,739	$171,744
Gross profit as a percentage of net sales	33.1%	31.9%	33.2%	30.8%

The 1.2% increase in gross profit, as a percentage of net sales, for the thirteen weeks ended August 28, 2010 as compared to the thirteen weeks ended August 29, 2009 was due to a 0.6% increase in product margin as a percentage of net sales and a 0.6% decrease in occupancy costs as a percentage of net sales. The 0.6% increase in product margin is primarily attributable to selling more full priced product as a result of having low levels of aged inventory. The 0.6% decrease in occupancy costs as a percentage of net sales is primarily the result of leveraging the 2.0% comparable store net sales increase and continuing to work with our landlords to negotiate mutually acceptable terms.

The 2.4% increase in gross profit, as a percentage of net sales, for the twenty-six weeks ended August 28, 2010 as compared to the twenty-six weeks ended August 29, 2009 was due to a 1.2% increase in product margin as a percentage of net sales and a 1.2% decrease in occupancy costs as a percentage of net sales. The 1.2% increase in product margin is primarily attributable to selling more full priced product as a result of having low levels of aged inventory. The 1.2% decrease in occupancy costs as a percentage of net sales is primarily the result of leveraging the 6.1% comparable store net sales increase and continuing to work with our landlords to negotiate mutually acceptable terms.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Selling, general and administrative expenses	$72,778	$75,260	$144,557	$148,414
Selling, general and administrative expenses as a percentage of net sales	24.2%	25.2%	24.8%	26.6%

The $2.5 million decrease in selling, general and administrative expenses for the thirteen weeks ended August 28, 2010 as compared to the thirteen weeks ended August 29, 2009 was primarily due to a decrease in depreciation, advertising, repairs and maintenance and supplies due to targeted cost reductions and reduced store levels.

The $3.9 million decrease in selling, general and administrative expenses for the twenty-six weeks ended August 28, 2010 as compared to the twenty-six weeks ended August 29, 2009 was primarily due to a decrease in depreciation, advertising, repairs and maintenance and supplies due to targeted cost reductions and reduced store levels. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to expense leveraging with the 6.1% increase in comparable store net sales as well as a continued focus on controlling expenses.

Store Closing Costs

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Store closing costs	$—	$1,381	$—	$1,612
Store closing costs as a percentage of net sales	—%	0.4%	—%	0.3%

Store closing costs represent the non-cash write-off of any property and equipment upon a store closing. There were no store closing costs in the twenty-six weeks ended August 28, 2010 as all stores closed during that period had no remaining net book value upon closing.

Interest Income, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Interest income, net	$155	$108	$219	$211
Interest income, net as a percentage of net sales	0.1%	—%	—%	—%

The increase of $47,000 was due to higher invested balances and higher earned interest rates during the thirteen weeks ended August 28, 2010 compared to the thirteen weeks ended August 29, 2009.

The increase of $7,000 was due to higher invested balances during the twenty-six weeks ended August 28, 2010 compared to the twenty-six weeks ended August 29, 2009.

Income Taxes

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Income tax expense	$10,342	$7,088	$18,928	$8,422
Income tax expense as a percentage of net sales	3.4%	2.4%	3.2%	1.5%
Effective income tax rate	38.1%	37.6%	38.3%	38.4%

The increase in income tax expense of $3.3 million for the thirteen weeks ended August 28, 2010 compared to the thirteen weeks ended August 29, 2009 is due primarily to income from continuing operations before income taxes increasing to $27.1 million for the thirteen weeks ended August 28, 2010 from $18.8 million for the thirteen weeks ended August 29, 2009. The increase in effective tax rate is due to a decrease in tax-exempt interest income and an increase in state tax rates.

The increase in income tax expense of $10.5 million for the twenty-six weeks ended August 28, 2010 compared to the twenty-six weeks ended August 29, 2009 is due to income from continuing operations before income taxes increasing to $49.4 million for the twenty-six weeks ended August 28, 2010 from $21.9 million for the twenty-six weeks ended August 29, 2009.

Income from Continuing Operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Income from continuing operations	$16,804	$11,748	$30,473	$13,507
Income from continuing operations as a percentage of net sales	5.6%	3.9%	5.2%	2.4%
Income from continuing operations per diluted share	$0.31	$0.21	$0.56	$0.24

The $5.1 million increase in income from continuing operations for the thirteen weeks ended August 28, 2010 compared to the thirteen weeks ended August 29, 2009 is attributable to the net sales improvement, maximizing product margins and managing expenses as discussed above.

The $17.0 million increase in income from continuing operations for the twenty-six weeks ended August 28, 2010 compared to the twenty-six weeks ended August 29, 2009 is attributable to the 4.6% net sales improvement, maximizing product margins and managing expenses as discussed above.

Discontinued Operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Income (loss) from discontinued operations, net of income taxes	$10	$(12,622)	$(13)	$(14,989)
Income (loss) from discontinued operations, net of income taxes as a percentage of net sales	—%	(4.2)%	—%	(2.7)%

For the thirteen weeks ended August 29, 2009, the $12.6 million loss from discontinued operations of Man Alive included operating losses of $1.7 million as well as $18.4 million related to the loss on the sale of Man Alive and $7.5 million of income tax benefit. The $18.4 million was made up of the $7.7 million Purchase Price Rebate, $7.6 million inventory write-off, $6.7 million property and equipment write-off, and $2.3 million in other charges, partially offset by the reversal of “Deferred credits from landlords” of $5.9 million.

For the twenty-six weeks ended August 29, 2009, the $15.0 million loss from discontinued operations of Man Alive included operating losses of $5.6 million, a $18.4 million related to the loss on sale of Man Alive, and $9.0 million of income tax benefit.

Man Alive was sold effective July 4, 2009, and therefore, the financial results of Man Alive have been classified in discontinued operations for all periods presented. See Note 2 to the Company’s unaudited financial statements in this document for a further discussion of the Company’s discontinued operations.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (dollars in thousands):

	August 28, 2010	August 29, 2009	February 27, 2010
	(unaudited)	(unaudited)
Cash and cash equivalents	$253,703	$142,926	$234,508
Merchandise inventories, net	$217,040	$221,365	$190,894
Interest-bearing debt	$—	$—	$—
Working capital	$350,740	$295,360	$328,664

Operating Activities

The Company had cash flows provided by operating activities during the twenty-six weeks ended August 28, 2010 of $42.3 million compared to $41.4 million provided by operating activities during the twenty-six weeks ended August 29, 2009. Cash equivalents consist of short-term money market funds invested primarily in high-quality, tax-exempt, municipal instruments with daily liquidity.

On a comparable per square foot basis, merchandise inventories increased 0.6% at August 28, 2010 compared to August 29, 2009, and were 14.0% higher than at February 27, 2010.

Investing Activities

The Company had cash flows used in investing activities for the twenty-six weeks ended August 28, 2010 of $6.7 million compared to net cash provided by investing activities of $3.0 million for the twenty-six weeks ended August 29, 2009. The $6.7 million used in the twenty-six weeks ended August 28, 2010 was a result of $6.0 million used primarily for the construction of new stores, the remodeling of existing stores and merchandise system enhancements, along with $0.7 million in payments related to the sale of Man Alive. The $3.0 million provided in the twenty-six weeks ended August 29, 2009 was from $14.9 million in proceeds from the sale of marketable securities, partially offset by $7.6 million in payments related to the sale of Man Alive and $4.3 million of capital expenditures.

For the year ending February 26, 2011, the Company anticipates opening 8 to 10 new stores (7 opened during the twenty-six weeks ended August 28, 2010), remodeling 7 to 10 existing stores (4 remodeled during the twenty-six weeks ended August 28, 2010), and closing 10 to 15 stores (6 closed during the twenty-six weeks ended August 28, 2010). The Company will also continue the initial rollout of Nike Track Club to approximately half of the Company’s existing stores with formats varying in size depending on store size and sales volume. In addition, the Company has various other capital and technology projects that will require capital expenditures. The Company expects capital expenditures for the current fiscal year to approximate $20.0 to $25.0 million.

Financing Activities

The Company had cash flows used in financing activities for the twenty-six weeks ended August 28, 2010 of $16.5 million compared to net cash used in financing activities of $2.4 million for the twenty-six weeks ended August 29, 2009. The $14.1 million change is due to $15.8 million used for repurchase of shares under the stock repurchase program and a $1.0 million increase in dividends paid, partially offset by a $1.8 million increase in proceeds received from the issuance of common stock in connection with employee stock programs and a $0.9 million increase in excess tax benefits from share-based compensation.

On July 17, 2008, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 5.0 million shares of the Company’s Class A common stock outstanding through December 31, 2011. The Company purchased 1.2 million shares under the stock repurchase program at an average price of $13.42 per share for an aggregate amount of $15.8 million during the twenty-six weeks ended August 28, 2010. The remaining shares available for repurchase under the stock repurchase program are 2.4 million shares as of August 28, 2010. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On January 21, 2010, the Company’s Board of Directors increased its quarterly cash dividend from $0.03 per share to $0.04 per share of its Class A and Class B common stock. The Company declared dividends of $4.3 million during the twenty-six weeks ended August 28, 2010. A cash dividend of $2.1 million was paid on September 13, 2010 to shareholders of record on August 27, 2010 and was accrued as of August 28, 2010 in “Other liabilities and accrued expenses.” Further declarations of dividends, if any, remain at the discretion of the Company’s Board of Directors. The Company’s Board of Directors plan to review the dividend rate annually for possible changes and will take into consideration the Company’s cash flows, business conditions and other relevant factors.

Other – Uses of Cash

The Company is committed to investing in opportunities that will result in continued long-term growth and value for its shareholders including the continued rollout of the new running concept Nike Track Club. The Company is rolling out several different size formats of Nike Track Club featuring an expanded selection of shoes and apparel and the largest format will include a t-shirt customization station. The Company is also creating a new store design which the Company believes will create distinction for Finish Line and align with its premium brand. This new store design will include Nike Track Club and construction has begun on an existing Finish Line store for this pilot. Additionally, the Company continues to invest in technology to support the growth of its cross-channel strategy, including in-store, online and mobile commerce. This dedication of resources is demonstrated by the recent launch of an improved Finishline.com. The Company is also continuing to invest in infrastructure technology to support business growth.

In addition to developing growth within its core Finish Line business, the Company is also dedicated to assessing growth opportunities outside its existing business model. The Company is committed to taking a disciplined approach in pursuing these potential growth opportunities.

Contractual Obligations

The Company’s contractual obligations primarily consist of long-term debt, operating leases and purchase orders for merchandise inventory. For the twenty-six weeks ended August 28, 2010, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and reduction of operating leases due to store closings).

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

For a discussion of the Company’s market risk associated with interest rates as of February 27, 2010 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010. For the twenty-six weeks ended August 28, 2010, there has been no significant change in related market risk factors.

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010. There has been no significant change to identified risk factors for the twenty-six weeks ended August 28, 2010.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on the shares repurchased under the program during the second quarter of fiscal 2011 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
June (5/30/10 – 7/3/10)	372,012	$13.98	372,012	3,238,275
July (7/4/10 – 7/31/10)	151,118	$13.93	151,118	3,087,157
August (8/1/10 – 8/28/10)	653,799	$12.95	653,799	2,433,358

	1,176,929	$13.42	1,176,929

(1)	– The average price paid per share includes any brokerage commissions.
(2)	– All remaining shares that can be purchased are included in the Company’s stock repurchase program which was publicly announced on July 17, 2008 and expires on December 31, 2011. The plan originally authorized repurchase of up to 5.0 million shares of the Company’s outstanding Class A common stock.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	REMOVED AND RESERVED

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: September 23, 2010	By:	/S/ EDWARD W. WILHELM
Edward W. Wilhelm Executive Vice President-Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.