Form 10-Q
period 2010-11-27
FINISH LINE INC /IN/
filed 2010-12-22
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at December 17, 2010:

Class A	51,542,732
Class B	1,863,505

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	November 27, 2010	November 28, 2009	February 27, 2010
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222,030	$149,184	$234,508
Accounts receivable, net	11,338	3,995	3,767
Merchandise inventories, net	262,160	237,459	190,894
Income taxes receivable	13,417	24,272	—
Other	4,959	8,045	14,438

Total current assets	513,904	422,955	443,607

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,652	41,620	41,620
Leasehold improvements	226,259	237,472	225,718
Furniture, fixtures and equipment	113,360	108,246	104,295
Construction in progress	2,270	1,194	2,635

	385,098	390,089	375,825
Less accumulated depreciation	255,007	243,552	239,882

	130,091	146,537	135,943

Deferred income taxes	27,670	23,282	27,357
Other assets, net	4,427	1,708	3,361

Total assets	$676,092	$594,482	$610,268

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	November 27, 2010	November 28, 2009	February 27, 2010
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$114,918	$65,056	$60,301
Employee compensation	18,527	15,552	16,258
Accrued property and sales tax	7,002	6,957	7,637
Income taxes payable	—	—	10,119
Deferred income taxes	5,750	5,325	4,370
Other liabilities and accrued expenses	16,838	18,993	16,258

Total current liabilities	163,035	111,883	114,943

Deferred credits from landlords	36,583	42,407	40,006
Other long-term liabilities	14,194	11,505	13,169

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized – 100,000
Shares issued – (November 27, 2010 – 57,856; November 28, 2009 – 57,257; February 27, 2010 – 57,256)
Shares outstanding – (November 27, 2010 – 51,128; November 28, 2009 – 52,452; February 27, 2010 – 51,085)	579	572	572
Class B:
Shares authorized – 10,000
Shares issued and outstanding – (November 27, 2010 – 1,494; November 28, 2009 – 2,053; February 27, 2010 – 2,053)	15	21	21
Additional paid-in capital	195,095	188,772	189,664
Retained earnings	340,448	283,903	312,305
Treasury stock – (November 27, 2010 – 6,728; November 28, 2009 – 4,805; February 27, 2010 – 6,171)	(73,857)	(44,581)	(60,412)

Total shareholders’ equity	462,280	428,687	442,150

Total liabilities and shareholders’ equity	$676,092	$594,482	$610,268

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Net sales	$260,935	$240,056	$844,403	$797,885
Cost of sales (including occupancy costs)	179,056	169,144	568,785	555,230

Gross profit	81,879	70,912	275,618	242,655
Selling, general and administrative expenses	75,278	70,351	219,835	218,765
Store closing costs	87	535	87	2,147

Operating income	6,514	26	55,696	21,743
Interest income, net	151	66	370	278

Income from continuing operations before income taxes	6,665	92	56,066	22,021
Income tax expense (benefit)	2,531	(6,439)	21,459	1,983

Income from continuing operations	4,134	6,531	34,607	20,038
(Loss) income from discontinued operations, net of income taxes	(12)	62	(25)	(14,927)

Net income	$4,122	$6,593	$34,582	$5,111

Income (loss) per basic share:
Income from continuing operations	$0.08	$0.12	$0.64	$0.36
Loss from discontinued operations	—	—	—	(0.27)

Net income	$0.08	$0.12	$0.64	$0.09

Basic weighted average shares	52,587	54,433	53,109	54,286

Income (loss) per diluted share:
Income from continuing operations	$0.08	$0.12	$0.63	$0.36
Loss from discontinued operations	—	—	—	(0.27)

Net income	$0.08	$0.12	$0.63	$0.09

Diluted weighted average shares	53,351	54,877	53,878	54,615

Dividends declared per share	$0.04	$0.03	$0.12	$0.09

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - (Unaudited)

	Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009
OPERATING ACTIVITIES:
Net income	$34,582	$5,111
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations	—	18,281
Depreciation and amortization	19,779	23,311
Deferred income taxes	1,067	12,120
Share-based compensation	2,857	2,558
Loss on disposal of property and equipment	51	2,475
Excess tax benefits from share-based compensation	(1,142)	(386)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,571)	935
Merchandise inventories, net	(71,266)	(4,491)
Other assets	10,040	10,240
Accounts payable	54,617	575
Employee compensation	2,269	2,743
Income taxes receivable/payable	(22,277)	(19,468)
Other liabilities and accrued expenses	673	760
Deferred credits from landlords	(3,423)	(3,656)

Net cash provided by operating activities	20,256	51,108

INVESTING ACTIVITIES:
Payments for sale of discontinued operations	(667)	(9,129)
Additions to property and equipment	(14,082)	(5,907)
Proceeds from disposals of property and equipment	118	99
Proceeds from sale of marketable securities	—	14,913

Net cash used in investing activities	(14,631)	(24)

FINANCING ACTIVITIES:
Dividends paid to shareholders	(6,465)	(4,949)
Proceeds from issuance of common stock	3,145	1,701
Excess tax benefits from share-based compensation	1,142	386
Purchase of treasury stock	(15,925)	—

Net cash used in financing activities	(18,103)	(2,862)

Net (decrease) increase in cash and cash equivalents	(12,478)	48,222
Cash and cash equivalents at beginning of period	234,508	100,962

Cash and cash equivalents at end of period	$222,030	$149,184

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

The financial results of the Man Alive operations, which are included in discontinued operations in the accompanying Consolidated Statements of Income, were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(unaudited)		(unaudited)
Net sales	$—	$—	$—	$10,925

(Loss) income from discontinued operations	$(19)	$83	$(46)	$(23,908)
Income tax (benefit) expense	(7)	21	(17)	(8,983)

(Loss) income from discontinued operations, net of income tax	$(12)	$62	$(29)	$(14,925)

Based on the Purchase Agreement with the Buyer, all cash outlays related to deferred payments to Man Alive were made by July 2010. The balance and net activity for the $2.0 million installment payment to the Buyer were as follows (in thousands):

Installment Payment
(unaudited)
Balance at February 28, 2009	$—
Provision (Fiscal 2010)	2,000
Cash payments (Fiscal 2010)	(1,333)

Balance at February 27, 2010	667
Cash payments (Fiscal 2011)	(667)

Balance at November 27, 2010	$—

3. Income Taxes

During the thirteen weeks ended November 28, 2009, the Company recorded a one-time tax benefit of $6.5 million related to the Company finalizing a favorable agreement (“Tax Agreement”) with the Internal Revenue Service (“IRS”) regarding the income tax treatment of the merger and litigation expenses related to the termination of the Company’s previously disclosed merger transaction with Genesco Inc. The Tax Agreement allowed the Company to treat all of the terminated merger and litigation expenses as an ordinary deduction instead of a portion as an ordinary deduction and another portion as a capital loss. The Company had recorded a deferred tax asset for a portion of the terminated merger and litigation expenses that it had characterized as a capital loss when the terminated merger and litigation expenses were incurred. Since the Company did not have a history of significant capital gains, and did not hold any investments with significant unrealized built-in gains, the Company had determined at the time of recording these expenses (fiscal 2008) that it was more likely than not that the capital losses would expire unutilized and therefore a corresponding valuation allowance in the amount of $6.5 million was recorded in fiscal 2008. Since the Tax Agreement between the Company and the IRS allowed the Company to deduct all of the terminated merger and litigation expenses as an ordinary deduction, the Company determined the loss would be recovered through operating income and the valuation allowance was no longer necessary as of November 28, 2009. The valuation allowance associated with the capital loss deferred tax asset equaling $6.5 million was reversed resulting in the recognition of the one-time income tax benefit. Of the $6.5 million reversal of the valuation allowance, $3.5 million related to a deferred tax asset established in conjunction with a reserve for unrecognized tax benefits. The $3.5 million deferred tax asset was reversed as discussed below.

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

4. Fair Value Measurements

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

As of November 27, 2010, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

5. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, which amends Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures,” and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 is effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.

Other recent ASU’s issued by the FASB and guidance issued by the SEC did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

6. Common Stock

On January 21, 2010, the Company’s Board of Directors increased its quarterly cash dividend from $0.03 per share to $0.04 per share of its Class A and Class B common stock. The Company declared dividends of $6.4 million during the thirty-nine weeks ended November 27, 2010. A cash dividend of $2.1 million was paid on December 13, 2010 to shareholders of record on November 26, 2010 and was accrued as of November 27, 2010 in “Other liabilities and accrued expenses.” Further declaration of dividends, if any, remain at the discretion of the Company’s Board of Directors.

On July 17, 2008, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 5.0 million shares of the Company’s Class A common stock outstanding through December 31, 2011. The Company purchased 1.2 million shares under the stock repurchase program at an average price of $13.42 per share for an aggregate amount of $15.9 million during the thirty-nine weeks ended November 27, 2010. The remaining shares available for repurchase under the stock repurchase program are 2.4 million shares as of November 27, 2010. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); the availability and timely receipt of products; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs; product demand and market acceptance risks; further deterioration of economic and business condition; the inability to locate and obtain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing; the loss of key employees; management of strategic growth initiatives; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended February 27, 2010 (“fiscal 2010”). Unless otherwise noted, all amounts reflect the results of the Company’s continuing operations and therefore Man Alive store information and results have been excluded from the following information.

The following table sets forth store and square feet information of the Company for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Number of Stores:
Beginning of period	667	681	666	689
Opened	4	4	11	5
Closed	(2)	(4)	(8)	(13)

End of period	669	681	669	681

			November 27, 2010	November 28, 2009
Square feet information as of:
Square feet			3,586,387	3,671,926
Average store size			5,361	5,392

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended (Unaudited)
Category	November 27, 2010		November 28, 2009
Footwear	$217,071	83%	$198,408	83%
Softgoods	43,864	17%	41,648	17%

Total	$260,935	100%	$240,056	100%

	Thirty-Nine Weeks Ended (Unaudited)
Category	November 27, 2010		November 28, 2009
Footwear	$729,007	86%	$685,265	86%
Softgoods	115,396	14%	112,620	14%

Total	$844,403	100%	$797,885	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	68.6	70.5	67.4	69.6

Gross profit	31.4	29.5	32.6	30.4
Selling, general and administrative expenses	28.9	29.3	26.0	27.4
Store closing costs	—	0.2	—	0.3

Operating income	2.5	—	6.6	2.7
Interest income, net	0.1	—	—	—

Income from continuing operations before income taxes	2.6	—	6.6	2.7
Income tax expense (benefit)	1.0	(2.7)	2.5	0.2

Income from continuing operations	1.6	2.7	4.1	2.5
Loss from discontinued operations, net of income taxes	—	—	—	(1.9)

Net income	1.6%	2.7%	4.1%	0.6%

THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 27, 2010 COMPARED TO THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 28, 2009

Net Sales

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Net sales	$260,935	$240,056	$844,403	$797,885
Comparable store net sales increase (decrease)	10.1%	1.7%	7.3%	(4.7)%

Net sales increased 8.7% for the thirteen weeks ended November 27, 2010 compared to the thirteen weeks ended November 28, 2009. The increase was attributable to a comparable store net sales increase of 10.1% for the thirteen weeks ended November 27, 2010, partially offset by reduced sales of closed stores along with down time and reduced square footage related to remodeled/relocated stores. Comparable footwear net sales for the thirteen weeks ended November 27, 2010 increased 10.8% while comparable softgoods net sales increased 6.9% for the comparable period. The comparable store net sales increase of 10.1% was driven by a 6.0% increase in average dollar per transaction, a 2.1% increase in store conversion and a 0.8% increase in store traffic.

Net sales increased 5.8% for the thirty-nine weeks ended November 27, 2010 compared to the thirty-nine weeks ended November 28, 2009. The increase was attributable to a comparable store net sales increase of 7.3% for the thirty-nine weeks ended November 27, 2010, a $4.7 million increase from 11 new stores opened subsequent to November 28, 2009 and a $3.4 million increase in net sales from existing stores that were open for only part of the thirty-nine weeks ended November 28, 2009, partially offset by reduced sales of $14.0 million from 23 closed stores along with down time and reduced square footage related to remodeled/relocated stores. Comparable footwear net sales for the thirty-nine weeks ended November 27, 2010 increased 7.8% while comparable softgoods net sales increased 4.2% for the comparable period. The increase in comparable footwear net sales is attributable to a 6.3% increase in footwear average selling price as the Company’s inventory aging remains low allowing the Company to sell more full priced products. The 7.3% comparable store net sales increase was driven by a 7.2% increase in average dollar per transaction and a 0.5% increase in store conversion, partially offset by a 1.0% decline in store traffic.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Cost of sales (including occupancy costs)	$179,056	$169,144	$568,785	$555,230
Gross profit	$81,879	$70,912	$275,618	$242,655
Gross profit as a percentage of net sales	31.4%	29.5%	32.6%	30.4%

The 1.9% increase in gross profit, as a percentage of net sales, for the thirteen weeks ended November 27, 2010 as compared to the thirteen weeks ended November 28, 2009 was due to a 1.9% decrease in occupancy costs as a percentage of net sales while product margin was flat. The 1.9% decrease in occupancy costs as a percentage of net sales is primarily the result of leveraging the 10.1% comparable store net sales increase and continuing to work with our landlords to negotiate mutually acceptable terms which resulted in lower occupancy costs on store lease renewals.

The 2.2% increase in gross profit, as a percentage of net sales, for the thirty-nine weeks ended November 27, 2010 as compared to the thirty-nine weeks ended November 28, 2009 was due to a 1.4% decrease in occupancy costs and a 0.8% increase in product margin. The 1.4% decrease in occupancy costs as a percentage of net sales is primarily the result of leveraging the 7.3% comparable store net sales increase and continuing to work with our landlords to negotiate mutually acceptable terms. The 0.8% increase in product margin is primarily attributable to selling more full priced product as a result of having low levels of aged inventory.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Selling, general and administrative expenses	$75,278	$70,351	$219,835	$218,765
Selling, general and administrative expenses as a percentage of net sales	28.9%	29.3%	26.0%	27.4%

The $4.9 million increase in selling, general and administrative expenses for the thirteen weeks ended November 27, 2010 as compared to the thirteen weeks ended November 28, 2009 was primarily due to an increase in variable selling costs due to the 8.7% increase in net sales, higher incentive compensation costs and planned increases in advertising expenses designed to drive store and e-commerce traffic. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to expense leveraging with the 10.1% increase in comparable store net sales.

The $1.1 million increase in selling, general and administrative expenses for the thirty-nine weeks ended November 27, 2010 as compared to the thirty-nine weeks ended November 28, 2009 was primarily due to an increase in variable selling costs due to the 5.8% increase in net sales and higher incentive compensation costs, partially offset by a decrease in depreciation, repairs and maintenance, supplies and other areas due to targeted cost reductions and reduced store levels. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to expense leveraging with the 7.3% increase in comparable store net sales as well as a continued focus on controlling expenses.

Store Closing Costs

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Store closing costs	$87	$535	$87	$2,147
Store closing costs as a percentage of net sales	—%	0.2%	—%	0.3%

Store closing costs represent the non-cash write-off of any property and equipment upon a store closing. The decrease in store closing costs is a function of less stores closed in the thirteen and thirty-nine week periods ended November 27, 2010 as compared to the same periods ended November 28, 2009 as well as the stores closed during the thirteen and thirty-nine weeks ended November 27, 2010 had little remaining book value.

Interest Income, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Interest income, net	$151	$66	$370	$278
Interest income, net as a percentage of net sales	0.1%	—%	—%	—%

The increase of $85,000 was due to higher invested balances and higher earned interest rates during the thirteen weeks ended November 27, 2010 compared to the thirteen weeks ended November 28, 2009.

The increase of $92,000 was due to higher invested balances and higher earned interest rates during the thirty-nine weeks ended November 27, 2010 compared to the thirty-nine weeks ended November 28, 2009.

Income Taxes

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Income tax expense (benefit)	$2,531	$(6,439)	$21,459	$1,983
Income tax expense (benefit) as a percentage of net sales	1.0%	(2.7)%	2.5%	0.2%
Effective income tax rate	38.0%	(6,998.9)%	38.3%	9.0%

The change in income tax of $9.0 million for the thirteen weeks ended November 27, 2010 compared to the thirteen weeks ended November 28, 2009 is due primarily to the $6.6 million increase in pre-tax income from continuing operations and a one-time tax benefit of $6.5 million for the thirteen weeks ended November 28, 2009. The $6.5 million benefit recorded in the thirteen weeks ended November 28, 2009 related to the Company finalizing a favorable agreement with the Internal Revenue Service (“IRS”) regarding the income tax treatment of the merger and litigation expenses related to the Company’s previously announced terminated merger with Genesco Inc. (See Note 3 to the Company’s unaudited financial statements in this document for further discussion of this one-time tax benefit and the Company’s agreement with the IRS.)

The increase in income tax expense of $19.5 million for the thirty-nine weeks ended November 27, 2010 compared to the thirty-nine weeks ended November 28, 2009 is due primarily to the $34.0 million increase in pre-tax income from continuing operations and the one-time tax benefit of $6.5 million recorded in the thirty-nine weeks ended November 28, 2009 discussed above. The effective income tax rate for the thirty-nine weeks ended November 28, 2009, excluding the one-time tax benefit of $6.5 million, was 38.6%.

Income from Continuing Operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Income from continuing operations	$4,134	$6,531	$34,607	$20,038
Income from continuing operations as a percentage of net sales	1.6%	2.7%	4.1%	2.5%
Income from continuing operations per diluted share	$0.08	$0.12	$0.63	$0.36

The $2.4 million decrease in income from continuing operations for the thirteen weeks ended November 27, 2010 compared to the thirteen weeks ended November 28, 2009 is attributable to the one-time tax benefit of $6.5 million for the thirteen weeks ended November 28, 2009 discussed above, partially offset by the $6.6 million increase in pre-tax income from continuing operations for the thirteen weeks ended November 27, 2010 driven by the 8.7% net sales improvement.

The $14.6 million increase in income from continuing operations for the thirty-nine weeks ended November 27, 2010 compared to the thirty-nine weeks ended November 28, 2009 is attributable to the 5.8% net sales improvement, maximizing product margins and managing expenses as discussed above, offset partially by the one-time tax benefit of $6.5 million recorded in the thirty-nine weeks ended November 28, 2009 as discussed above.

Discontinued Operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
(Loss) income from discontinued operations, net of income taxes	$(12)	$62	$(25)	$(14,927)
Loss from discontinued operations, net of income taxes as a percentage of net sales	—%	—%	—%	(1.9)%

For the thirty-nine weeks ended November 28, 2009, the $14.9 million loss from discontinued operations of Man Alive included operating losses of $5.6 million as well as $18.3 million related to the loss on the sale of Man Alive. This $18.3 million loss was made up of the $7.7 million Purchase Price Rebate, $7.4 million inventory write-off, $6.7 million property and equipment write-off, and $2.4 million in other charges, partially offset by the reversal of “Deferred credits from landlords” of $5.9 million. The $23.9 million of loss from discontinued operations was offset partially by an income tax benefit of $9.0 million.

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

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (dollars in thousands):

	November 27, 2010	November 28, 2009	February 27, 2010
	(unaudited)	(unaudited)
Cash and cash equivalents	$222,030	$149,184	$234,508
Merchandise inventories, net	$262,160	$237,459	$190,894
Interest-bearing debt	$—	$—	$—
Working capital	$350,869	$311,072	$328,664

Operating Activities

The Company had cash flows provided by operating activities during the thirty-nine weeks ended November 27, 2010 of $20.3 million compared to $51.1 million provided by operating activities during the thirty-nine weeks ended November 28, 2009. Cash equivalents consist of short-term money market funds invested primarily in high-quality, tax-exempt, municipal instruments with daily liquidity.

Merchandise inventories increased 10.4% at November 27, 2010 compared to November 28, 2009. On a comparable per square foot basis, merchandise inventories increased 13.0% at November 27, 2010 compared to November 28, 2009, and were 37.5% higher than at February 27, 2010. The 37.5% increase per square foot from February 27, 2010 is a result of the normal build-up of inventory for the holiday season. The 13.0% increase from November 28, 2009 is due to the positive sales trends (comparable store net sales of 7.3% for the thirty-nine weeks ended November 27, 2010) as well as accelerating the receipt of certain key product into November, which was previously expected to be received in the fourth quarter, to ensure that this product would be in stores for the critical holiday season. The Company estimates this impact of product receipts in November to be approximately $10.0 million.

Investing Activities

The Company had cash flows used in investing activities for the thirty-nine weeks ended November 27, 2010 of $14.6 million compared to net cash used in investing activities of $24,000 for the thirty-nine weeks ended November 28, 2009. The $14.6 million used in the thirty-nine weeks ended November 27, 2010 was a result of $14.1 million used primarily for the remodeling of existing stores, construction of new stores and merchandise system enhancements, along with $0.7 million in payments related to the sale of Man Alive. The $24,000 used in the thirty-nine weeks ended November 28, 2009 was primarily the result of $9.1 million in payments related to the sale of Man Alive along with $5.9 million of capital expenditures, partially offset by $14.9 million in proceeds from the sale of marketable securities.

For the thirty-nine weeks ended November 27, 2010, the Company has opened 11 new stores and does not plan to open any additional stores for the remainder of this fiscal year. The Company plans to remodel 9 to 10 existing stores (6 remodeled during the thirty-nine weeks ended November 27, 2010), and close 10 to 15 stores (8 closed during the thirty-nine weeks ended November 27, 2010) during the fiscal year. The Company will also continue the initial rollout of Nike Track Club to approximately half of the Company’s existing stores with formats varying in size depending on store size and sales volume. In addition, the Company has various other capital and technology projects that will require capital expenditures. The Company expects capital expenditures for the current fiscal year to approximate $20.0 million.

Financing Activities

The Company had cash flows used in financing activities for the thirty-nine weeks ended November 27, 2010 of $18.1 million compared to $2.9 million for the thirty-nine weeks ended November 28, 2009. The $15.2 million change is due to $15.9 million used for repurchase of shares under the stock repurchase program and a $1.5 million increase in dividends paid, partially offset by a $1.4 million increase in proceeds received from the issuance of common stock in connection with employee stock programs and a $0.8 million increase in excess tax benefits from share-based compensation.

On July 17, 2008, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 5.0 million shares of the Company’s Class A common stock outstanding through December 31, 2011. The Company purchased 1.2 million shares under the stock repurchase program at an average price of $13.42 per share for an aggregate amount of $15.9 million during the thirty-nine weeks ended November 27, 2010. The remaining shares available for repurchase under the stock repurchase program are 2.4 million shares as of November 27, 2010. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases, if any, will occur from time to time, as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On January 21, 2010, the Company’s Board of Directors increased its quarterly cash dividend from $0.03 per share to $0.04 per share of its Class A and Class B common stock. The Company declared dividends of $6.4 million during the thirty-nine weeks ended November 27, 2010. A cash dividend of $2.1 million in the aggregate was paid on December 13, 2010 to shareholders of record on November 26, 2010 and was accrued as of November 27, 2010 in “Other liabilities and accrued expenses.” Further declaration of dividends, if any, remain at the discretion of the Company’s Board of Directors. The Company’s Board of Directors plans to review the dividend rate annually for possible changes and will take into consideration the Company’s cash flows, business conditions and other relevant factors.

Other – Uses of Cash

The Company is committed to investing in opportunities that will result in continued long-term growth and value for its shareholders including its first priority, which is to invest in the core Finish Line business. In that regard, the Company has continued rollout of the new running concept Nike Track Club. The Company is rolling out several different size formats of Nike Track Club featuring an expanded selection of shoes and apparel and the largest format will include a t-shirt customization station. The Company is also creating a new store design, which the Company believes will create distinction for Finish Line and align with its premium brand. This new store design will include Nike Track Club. The first existing store under this new design opened during the thirteen weeks ended November 27, 2010 and the Company will access results and develop a plan for the stores of the future over the next year. Additionally, the Company continues to invest in technology to support the growth of its cross-channel strategy, including in-store, online and mobile commerce. This dedication of resources is demonstrated by the launch of an improved Finishline.com earlier this year. The Company is also continuing to invest in infrastructure technology to support business growth.

In addition to developing growth within its core Finish Line business, the Company is also dedicated to assessing growth opportunities outside its existing business model, which could take the form of organic growth and/or merger and acquisition activity. The Company is committed to taking a disciplined approach in pursuing these potential growth opportunities and will expect to leverage its fundamental strengths as a Company.

Contractual Obligations

The Company’s contractual obligations primarily consist of long-term debt, operating leases, and purchase orders for merchandise inventory. For the thirty-nine weeks ended November 27, 2010, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and reduction of operating leases due to store closings).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long-lived assets and contingencies. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk associated with interest rates as of February 27, 2010 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010. For the thirty-nine weeks ended November 27, 2010, there has been no significant change in related market risk factors.

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010. There has been no significant change to identified risk factors for the thirty-nine weeks ended November 27, 2010.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on the shares repurchased under the program during the third quarter of fiscal 2011 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
September (8/29/10 – 10/2/10)	9,645	$12.99	9,645	2,423,713
October (10/3/10 – 10/30/10)	—	$—	—	2,423,713
November (10/31/10 – 11/27/10)	—	$—	—	2,423,713

	9,645	$12.99	9,645

(1)	– The average price paid per share includes any brokerage commissions.
(2)	– All remaining shares that can be purchased are included in the Company’s stock repurchase program which was publicly announced on July 17, 2008 and expires on December 31, 2011. The plan originally authorized repurchase of up to 5.0 million shares of the Company’s outstanding Class A common stock.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	REMOVED AND RESERVED

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: December 21, 2010	By:	/S/ EDWARD W. WILHELM
Edward W. Wilhelm Executive Vice President-Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.