Form 10-K
period 2011-02-26
FINISH LINE INC /IN/
filed 2011-05-06
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 26, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 27, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $685,958,000, which was based on the last sale price reported for such date by NASDAQ.

The number of shares of the Registrant’s Common Stock outstanding on April 15, 2011 was:

Class A Common Stock: 52,571,691

Class B Common Stock: 1,361,680

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement (to be filed within 120 days after February 26, 2011) for the Annual Meeting of Shareholders to be held on July 21, 2011 (hereinafter referred to as the “2011 Proxy Statement”) are incorporated into Part III.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, and the documents incorporated by reference, contain statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the matters discussed in this Form 10-K and the documents incorporated by reference are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions and adverse factors impacting the retail footwear industry; depressed demand in the housing market; changing consumer preferences; the inability of The Finish Line, Inc. and its consolidated subsidiaries (collectively, the “Company”) to successfully market its footwear, apparel, accessories and other merchandise; price, product and competition from other retailers (including internet and direct manufacturer sales); fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs; the unavailability of products; the inability to locate and obtain acceptable lease terms for the Company’s stores; the loss of key employees; management of strategic growth initiatives including potential mergers and acquisitions and other components of our capital allocation strategy; changes in financial condition or results of operations; litigation and the other risks detailed in the Company’s Securities and Exchange Commission filings. In this Annual Report on Form 10-K, words such as “anticipates,” “believes,” “expects,” “will continue,” “future,” “intends,” “plans,” “estimates,” “projects,” “budgets,” “may,” “will,” “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1—Business

General

Throughout this Annual Report on Form 10-K, the fiscal years ended February 26, 2011, February 27, 2010 and February 28, 2009 are referred to as fiscal 2011, 2010 and 2009, respectively.

The Finish Line, Inc. (“Finish Line”) together with its subsidiaries (collectively, the “Company”), is one of the nation’s largest mall-based specialty retailers.

Finish Line. Finish Line is a premium retailer of athletic shoes, apparel and accessories. As of April 15, 2011, the Company operated 660 Finish Line stores averaging approximately 5,400 square feet in 47 states. In addition, the Company operates an e-commerce site, www.finishline.com, as well as mobile commerce via m.finishline.com. Finish Line stores generally carry a large selection of men’s, women’s and kids’ performance and athletic casual shoes, as well as an assortment of apparel and accessories. Brand names offered by Finish Line include Nike, Brand Jordan, Reebok, Puma, adidas, Under Armour, Asics, Brooks, New Balance, Mizuno, Lacoste, The North Face and many others. Finish Line’s goal is to be the premium athletic footwear retailer, which is defined by offering the most relevant products from the best brands in an engaging and exciting shopping environment (in stores and online) with knowledgeable staff trained to deliver outstanding customer service.

Man Alive. The Company operated Man Alive stores, which was a street fashion retailer offering men’s and women’s name brand fashions from the industry’s leading designers, until July 4, 2009. On June 21, 2009, the Company entered into a definitive asset purchase agreement with an unaffiliated buyer, Man Alive Acquisitions, LLC (“the Buyer”), under which the Buyer assumed certain assets and liabilities of Man Alive, effective July 4, 2009. Results of Man Alive are included in discontinued operations.

The Company’s principal executive offices are located at 3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235, and its telephone number is (317) 899-1022.

Operating Strategies

The Company seeks to be the premium athletic footwear retailer in the markets it serves. To achieve this, the Company has developed the following elements to its business strategy:

Emphasis on Customer Service and Convenience. The Company is committed to providing a premium shopping experience that is relevant and rewarding for customers both in stores and online.

Finish Line seeks to achieve this objective in stores by providing convenient mall-based locations that feature a compelling store design and a differentiated customer experience as well as a vast selection of fashion-forward and innovative products. Finish Line also works to maintain optimal in-stock levels of merchandise and employs knowledgeable and courteous sales associates. In the year ending March 3, 2012 (“fiscal 2012”), Finish Line plans to roll out nationally a commission program to incentivize sales associates. This program was piloted in three markets in fiscal 2011 with improved sales results in those selected locations.

Online, Finish Line seeks to provide an easy shopping experience, robust product selection and outstanding service as well as new solutions to providing access for customers to the Company’s products, such as mobile commerce.

Inventory Management. The Company stresses effective replenishment and distribution to each store. The Company’s advanced information and distribution systems enable it to track inventory in each store by stockkeeping unit (SKU) on a daily basis, giving the Company flexibility to merchandise its products effectively. Also, store associates are able to use the wide area network (“WAN”) and perpetual inventory system to locate and sell merchandise that can then be fulfilled from another store. Finish Line recently deployed a new merchandise planning and allocation program to strengthen its ability to have the right merchandise in the right stores at the right time. These systems allow the Company to respond promptly to changing customer preferences and to maintain optimal inventory levels in each store. The Company’s inventory management system features automatic replenishment driven by point-of-sale (POS) data capture and a highly automated distribution center, which enables the Company to ship merchandise to each store every third day.

Product Diversity; Target Customer Appeal. The Company stocks its stores with a combination of the leading and newest brand name merchandise, including in-line offerings and unique products manufactured exclusively for the Company. The focus is on Finish Line maintaining its status as a leader in the running category; however, several product categories are represented. Product diversity, in combination with the Company’s store formats and commitment to customer service, is intended to attract a core customer (typically male, age 18-24) as well as other key demographics. The Company is focused on premium product, meaning the best brands, trend-right styles and most relevant selection, not necessarily dictated by price.

Brand Strategies

Finish Line Store Strategy. Since the Company’s initial public offering in June 1992, Finish Line has expanded from 104 stores to 660 stores at April 15, 2011. The Company opened 11 new Finish Line stores and closed 13 stores in fiscal 2011. Total square footage decreased 0.7% in fiscal 2011 due to closings offset partially by an increase from new stores. The 11 new stores in fiscal 2011 averaged approximately 4,500 square feet.

In fiscal 2012, the Company intends to open approximately five to 10 new Finish Line stores and close 10-15 stores. The Company expects Finish Line’s square footage to decrease by less than 1% due to more store closings anticipated than new store openings. The actual closings in fiscal 2012 will depend on the outcome of landlord negotiations on an individual store by store basis. The new Finish Line stores in fiscal 2012 will consist of stores averaging approximately 5,000 square feet.

Commitment to Continually Strengthen Infrastructure. Over the last several years, the Company has made a number of strategic infrastructure investments, including enhancements to its management, payroll, store operations, distribution and information systems. The Company has also invested in material handling equipment that includes a high speed shipping sorter and a tilt-tray sortation system. This equipment enables the Company to process merchandise through the distribution center in a more efficient and accurate manner. This equipment has increased the Company’s throughput capacity and allows it to increase its in-stock position at the stores.

The Company intends to commit significant resources over the next couple of years to make the necessary changes to the Company’s system infrastructure to accommodate multiple store formats. The Company intends to establish a system infrastructure that is capable of handling other potential acquisitions or new concepts that may arise in the future.

In fiscal 2012, the Company will continue to invest capital to enhance its merchandising and allocation systems, improve technology in information systems at both the stores and back office, along with upgrades to its e-commerce site.

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

	Year Ended
Category	February 26, 2011		February 27, 2010		February 28, 2009
	(in thousands)
Footwear	$1,056,586	86%	$1,005,166	86%	$1,023,009	86%
Softgoods	172,416	14%	167,249	14%	171,648	14%

Total	$1,229,002	100%	$1,172,415	100%	$1,194,657	100%

All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the Company’s corporate headquarters. The store manager and district sales manager, along with management at the Company’s headquarters, review the merchandise mix to adapt to permanent or temporary changes or trends in the marketplace.

Footwear

Finish Line’s distinctive shoe walls are stocked with the latest in performance, athletic casual and seasonal footwear that the industry has to offer, including Nike, Brand Jordan, Reebok, Puma, adidas, Under Armour, Asics, Brooks, New Balance, Mizuno, Lacoste and others. To make shopping easier for customers, footwear is categorized into sections including: running, basketball, athletic casual, fitness and seasonal. Most categories are available in men’s, women’s and kid’s styles.

Softgoods (Apparel and Accessories)

Many of the same companies that supply Finish Line with quality footwear also supply softgoods, including products made by Brand Jordan, Nike, Under Armour, and The North Face. Additional suppliers within the accessories business include New Era, Oakley, Implus, Power Balance, Lance Armstrong Foundation, along with many others. Categories of softgoods consist of tops, pants, shorts, outer wear, running wear, fleece, fitness wear and sport-casual wear. In addition, the Company carries licensed apparel, socks, athletic bags, backpacks, sunglasses, watches and shoe-care products.

Finish Line has its own private label, which focuses on basics such as t-shirts, shorts and socks.

The Company also works closely with the branded apparel vendors to continue developing new exclusive product offerings.

Direct-to-Consumer

The Company continues its focus on increasing the direct-to-consumer business and enhancing a cross-channel customer experience in-line with its strategic direction. The Company continues to redesign and update its e-commerce site to enhance the quality and functionality of the site. The Company has an established and dedicated team focused exclusively on its growing e-commerce channel, which includes the e-commerce advertising, design and content team, along with the technology and operations team. In addition, the Company has developed a mobile commerce site and is expanding its presence on social media to stay in-step with the evolving lifestyles of its target consumers. Finishline.com is the Company’s most visible store with approximately 180,000 visitors per day.

Marketing

The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes its store windows, direct mail, e-mail, viral media, outdoor and the internet in its marketing efforts.

The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense was 1.6% of net sales after deducting co-op reimbursements in fiscal 2011 compared to 1.4% in fiscal 2010. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multi-million dollar advertising campaigns of its key suppliers, such as Nike, adidas and Reebok.

The Company also uses in-store contests, promotions and event sponsorships to further market the brand.

The Company also has a customer loyalty program called “Winner’s Circle.” Customers earn a $20 reward certificate for every $200 they spend at Finish Line within a 12 month period, in addition to receiving special member offers and discounts on footwear and apparel. The Company maintains a database with the Winner’s Circle information that it uses to communicate to members regarding key initiatives and promotions as well as to mail members other pertinent information. The Company continues to put an emphasis on growing the membership base of the Winner’s Circle program, which increased 18% in fiscal 2011 and improving the marketing effectiveness of the Winner’s Circle program to drive sales. In fiscal 2012, the Company will be enhancing the Winner’s Circle program to drive sales and move the model from its main reliance on discounts to include other member benefits as well.

Purchasing and Distribution

A footwear and softgoods buying department performs the Company’s merchandise purchasing. These departments consist of vice-presidents and divisional merchandise managers, multiple buyers and associate buyers. These centralized merchandising departments are under the direction of a President, Chief Merchandising Officer. The buying department is supported by a planning and merchandising department.

The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 100 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 61% and 65% of total purchases in fiscal 2011 and 2010, respectively. The Company purchased approximately 82% of total merchandise in fiscal 2011 and 2010 from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

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

Nearly all of the Company’s merchandise is shipped directly from suppliers to the distribution center, where the Company processes and ships it by contract and common carriers to its stores. Each day shipments are made to one-third of the Company’s stores. In any three-week period, each store will receive five shipments. A shipment is normally received by the store one to four days from the date that the order is filled depending on the store’s distance from the distribution center.

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

The Company has also made significant investments in its Human Capital Management systems over the past several years by purchasing and implementing a new HR and Payroll system for processing efficiencies, a new Time, Labor and Scheduling system for better store labor management and new Performance Management software applications to assist the corporate office with talent management, recruiting and staff evaluations.

Store Operations

The Company’s Corporate Vice Presidents, Regional Vice Presidents and District Sales Managers visit the stores regularly to review the implementation of Company plans and policies, monitor operations, and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at corporate headquarters. Each store has a store manager or co-managers that are responsible for supervision and overall operations, one or more assistant managers, and additional full and part-time sales associates.

Regional, district and store managers receive a fixed salary (except store managers in California) and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All store managers in California, assistant store managers and sales associates are paid on an hourly basis. In fiscal 2012, the Company plans to roll out nationally a commission program to incentivize sales associates. This program was piloted in three markets in fiscal 2011 with improved sales results in those selected locations.

Real Estate

As of April 15, 2011, the Company operated 660 stores averaging approximately 5,400 square feet in 47 states. The Company’s stores are primarily located in enclosed shopping malls. The typical Finish Line store format has a sales floor, which includes a try-on area, and a display area where each style of footwear carried in the store is displayed by category (e.g., running, basketball, athletic casual), and adjacent stock room where the footwear inventory is maintained. Sales floors in Finish Line stores represent approximately 65% to 75% of the total space.

The Company believes that its ability to obtain attractive, high traffic store locations, such as in enclosed malls, and maintaining and or improving productivity in its existing store base are critical elements of its business and a key factor in its future growth and profitability. In determining new store locations, management evaluates market areas, in-mall locations, “anchor” stores, consumer traffic, mall sales per square foot, competition and occupancy, construction and other costs associated with opening a store.

The Company leases all of its stores. Initial lease terms of the stores are generally 10 years in duration without renewal options, although some of the stores are subject to leases for five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus a percentage of sales in excess of a specified amount and contain a clause (kick-out) that allows the Company to terminate the lease if specific sales thresholds are not achieved. These kick-outs generally apply 3-5 years into the initial lease term. As of April 15, 2011, the Company has approximately 30% of its store base that will be up for either renewal or kick-out over the next 12 months. To date, the Company has been successful in improving the productivity of its existing store base that allows a majority of the stores to remain open in these situations.

The Company estimates its cash requirement to open a new Finish Line store (averaging 4,000 – 5,000 square feet) to be approximately $700,000. This requirement includes approximately $500,000 for fixtures, equipment, leasehold improvements and pre-opening expenses and approximately $300,000 ($200,000 net of payables) in new store inventory.

Competition

The athletic footwear business is highly competitive. Many of the products Finish Line sells are sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores, mass merchandisers and internet e-tailers. Some of Finish Line’s primary competitors are large national and/or regional chains that have substantially greater financial and other resources than the Company. Among Finish Line’s competition are stores that are owned by major suppliers to the Company. To a lesser extent, Finish Line competes with local sporting goods and athletic specialty stores. The majority of Finish Line’s stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases that Finish Line enters into do not restrict the opening of stores by competitors.

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

Seasonal Business

The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the back-to-school (mid July through early September) and holiday (Thanksgiving through Christmas) periods. During each of the fiscal years ended February 26, 2011 and February 27, 2010, these periods accounted for approximately 33% of the Company’s annual sales.

Employees

As of February 26, 2011, the Company employed approximately 11,500 persons, 3,200 of whom were full-time and 8,300 of whom were part-time. Of this total, 643 were employed at the Company’s Indianapolis, Indiana corporate headquarters and distribution center and 45 were employed as Regional Vice Presidents and District Sales Managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union, and employee relations are generally considered good.

Retirement Plan

In fiscal 2011, the Company contributed cash in the amount of $300,000 (net of forfeitures) to the Company’s Profit Sharing Plan.

The Company’s Profit Sharing Plan also includes a 401(k) feature whereby the Company matches 50 percent of employee contributions to the plan up to six percent of the employee’s wages. The Company contributed matching funds of approximately $962,000 in fiscal 2011 and $1,757,000 in fiscal 2010.

Intellectual Property

The Company has registered in the United States and other countries, trademarks and service marks relating to its business. The Company believes its trademark and service mark registrations are valid, and it intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks and service marks.

Available Information

The Company’s Internet address is www.finishline.com. The Company makes available free of charge through its Internet website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Company’s Code of Ethics is available on its Investor Relations page under “Corporate Governance.”

Item 1A—Risk Factors

The current economic and financial conditions have caused and may continue to cause a decline in consumer spending and may adversely affect the Company’s business, operations, liquidity, financial results and stock price.

The Company’s operating results are affected by the relative condition of the U.S. economy. Business and financial performance may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession. Additionally, the Company may experience difficulties in operating and growing its operations to react to economic pressures in the U.S.

As a business that depends on consumer discretionary spending, our customers may reduce their purchases due to job losses or fear of job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices and lower consumer confidence. Decreases in comparable store net sales, customer traffic or average dollar per transaction negatively affect the Company’s financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products could affect profitability and margins. Customer traffic is difficult to forecast. As a consequence, sales, operating and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast results to be expected in future periods. Any of the foregoing could have a material adverse effect on the business, results of operations, and financial condition and could adversely affect the Company’s stock price.

Additionally, many of the effects and consequences of the U.S. and global financial and economic conditions could potentially have a material adverse effect on the Company’s liquidity and capital resources, including the ability to raise additional capital if needed, and the ability of banks to honor draws on the

Company’s credit facility, or could otherwise negatively affect the Company’s business and financial results. Although the Company normally generates funds from operations to pay operating expenses and fund capital expenditures, the ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including capital and credit markets, and continuing market volatility, the impact of government intervention in financial markets and general economic conditions may adversely affect the ability of the Company to access capital and credit markets.

The global economic conditions may also adversely affect suppliers’ access to capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect the Company’s supply chain. In addition, suppliers might reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. Market instability could make it more difficult for the Company and its suppliers to accurately forecast future product demand trends, which could cause the Company to carry too much or too little merchandise in various product categories. The current financial and economic conditions may also adversely affect landlords and real estate developers of retail space, which may limit the availability of attractive leased store locations. The current conditions may also adversely affect the Company’s product liquidation efforts.

The Company’s business faces a great deal of competitive pressure.

The athletic footwear business is highly competitive. The Company competes for customers, associates, locations, merchandise, services and other important aspects of its business with many other local, regional, national and branded vendor operated retailers. Those competitors, some of whom have a greater market presence than the Company, include traditional store-based retailers, Internet businesses and other forms of retail commerce. Unanticipated changes in the pricing and other practices of those competitors may adversely affect the Company’s performance.

The Company’s business is dependent on consumer preferences and fashion trends.

The athletic footwear and softgood industry is subject to changing fashion trends and customer preferences. The Company cannot guarantee that its merchandise selection will accurately reflect customer preferences when it is offered for sale or that the Company will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of the Company’s merchandise from vendors. For example, athletic footwear is ordered four to six months prior to delivery to stores. If the Company fails to anticipate accurately either the market for the merchandise in the stores or customers’ purchasing habits, the Company may be forced to rely on markdowns or promotional sales to dispose of excess, slow moving inventory, which may adversely affect performance.

Various risks associated with Internet sales may adversely affect the Company’s business.

The Company sells merchandise over the Internet through its website, www.finishline.com. Although the Internet operations encompass less than 10% of its total sales, the Company anticipates that the percentage will continue to grow and thus the risks associated with these operations could have an impact on the Company’s overall operations. The Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. The Internet operations also involve other risks that could have an impact on the Company’s results of operations including hiring, retention and training of personnel to conduct the Internet operations, diversion of sales from the stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. There can be no assurance that the Internet operations will continue to achieve sales and profitability growth or even remain at its current level.

The Company’s operations are dependent on a single distribution center, and the loss of, or disruption in, the distribution center and other factors affecting the distribution of merchandise, could have a material adverse effect on the Company’s business and operations.

The distribution functions for the Company are handled from a single facility in Indianapolis, Indiana. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair the ability to distribute merchandise to stores and/or fulfill Internet orders, which could cause sales to decline.

The Company depends upon third-party carriers for shipment of a significant amount of merchandise. An interruption in service by these third-party carriers for any reason could cause temporary disruptions in business, a loss of sales and profits, and other material adverse effects.

Freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight costs both on inbound freight from suppliers to the distribution center as well as outbound freight from the distribution center to stores. Increases in fuel prices and surcharges and other factors may increase freight costs.

The Company may experience fluctuations in results of operations due to seasonality of the business.

The Company’s business is subject to seasonal influences, with a major portion of sales and income historically realized during the second and fourth quarters of the fiscal year, which includes the back-to-school and holiday seasons, respectively. This seasonality causes operating results to vary considerably from quarter to quarter and could materially and adversely affect the Company’s stock price.

The Company’s business may be adversely affected by changes in merchandise sourcing.

All of the Company’s vendors must comply with applicable laws and required standards of conduct. The ability to find qualified vendors and access products in a timely and efficient manner can be a challenge, especially with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, and the ability to access suitable merchandise on acceptable terms are beyond the Company’s control and could adversely impact performance.

Changes in labor conditions as well as the Company’s inability to attract and retain the talent required for the business, may negatively affect operating results.

Future performance will depend upon the Company’s ability to attract, retain and motivate qualified employees, including store personnel and field management. Many of those associates are in entry level or part-time positions with historically high rates of turnover. The ability to meet the Company’s labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. If the Company is unable to attract and retain quality associates, the ability to meet growth goals or to sustain expected levels of profitability may be compromised. In addition, a large number of the Company’s retail employees are paid the prevailing minimum wage, which if increased would negatively affect profitability and could, if the increase were material enough, require the Company to adjust its business strategy, which may include the closure of less profitable stores. Although none of the Company’s employees are currently covered under collective bargaining agreements, the Company cannot guarantee that employees will not elect to be represented by labor unions in the future. If some, or all, of the Company’s workforce were to become unionized and collective bargaining agreement terms were significantly different from the Company’s current compensation arrangements or work practices, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in relationships with any of the Company’s key vendors may have an adverse impact on future results.

The Company’s business is dependent to a significant degree upon the ability to purchase premium brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising and markdown allowances from vendors. The Company purchased approximately 82% of its merchandise in fiscal 2011 from its top five vendors and expects to continue to obtain a significant percentage of its product from these vendors in future periods. Approximately 61% was purchased from one vendor (Nike). The inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by suppliers or any disruption in the supply chain could have a material adverse effect on the business, financial condition and results of operations of the Company. Because of the strong dependence on Nike, any adverse development in Nike’s financial condition and results of operations or the inability of Nike to develop and manufacture products that appeal to the Company’s target customers could also have an adverse effect on the business, financial condition and results of operations of the Company.

The Company’s business may be adversely affected by regulatory and litigation developments.

Various aspects of the Company’s operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Sales and results of operations may be adversely affected by new legal requirements, including comprehensive federal health care legislation enacted in 2010 and attendant regulations. For example, new legislation or regulations may result in increased costs directly for compliance or indirectly to the extent that such requirements increase prices of goods and services because of increased compliance costs. Additionally, the Company is regularly involved in various litigation matters that arise in the ordinary course of doing business. Litigation or regulatory developments could adversely affect the business operations and financial performance of the Company.

Health care reform could adversely affect the Company’s business.

In 2010, Congress enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Due to the breadth and complexity of the health reform legislation, the current lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall effect of the statute and related regulations on the business over the coming years. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for the Company to revise ways in which it conducts business.

The Company’s business may be adversely affected by the failure to identify suitable store locations and acceptable lease terms.

To take advantage of customer traffic and the shopping preferences of customers, the Company needs to obtain and retain stores in desirable locations such as in regional and neighborhood malls anchored by major department stores. The Company cannot be certain that desirable mall locations will continue to be available. Several large landlords dominate the ownership of prime malls in the United States and because of the dependence upon these landlords for a substantial number of the Company’s locations, any significant erosion of the relationships with these landlords or their financial condition would negatively affect the ability to obtain and retain store locations. Additionally, further landlord consolidation may negatively affect the ability to obtain and retain store locations at acceptable lease terms. The Company’s average lease term remaining for all stores is relatively short (average remaining term of 3.5 years). Due to the short-term nature, the Company is subject to potential market changes, which could increase occupancy costs and adversely affect profitability.

The Company’s inability to implement its strategic growth initiatives may have an adverse impact on future results.

The Company’s ability to succeed in its strategic growth initiatives could require significant capital investment and management attention, which may result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks including customer acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management. There can be no assurance that the Company will be able to develop and successfully implement its strategic growth initiatives to a point where they will become profitable, or generate positive cash flow. If the Company cannot successfully execute its strategic growth initiatives, the Company’s financial condition and results of operations may be adversely impacted.

A major failure of information systems could adversely affect the Company’s business.

The efficient operation of the Company’s business is dependent on information systems. In particular, the Company relies on information systems to effectively manage sales, distribution, merchandise planning and allocation functions. The Company possesses offsite recovery capabilities for its information systems. The failure of information systems to perform as designed could disrupt the Company’s business and adversely affect sales and profitability.

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of the Company’s computer system or otherwise, could harm the Company’s business.

As part of the normal course of business, the Company collects, processes and retains sensitive and confidential customer information. Despite the security measures that are in place, the Company’s facilities and systems, and those of its third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its third party service providers, could damage the Company’s reputation, expose the Company to the risks of litigation and liability, disrupt operations and harm the Company’s business.

Because the Company’s stock price may be volatile, it could experience substantial declines.

The market price of the Company’s common stock has historically experienced and may continue to experience volatility. The Company’s quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting the Company, its key vendors or competitors, could cause the market price of the Company’s common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies; often for reasons unrelated to their operating performance, and may adversely affect the price of the Company’s common stock.

Anti-takeover provisions under the Indiana Business Corporation Law and the Company’s Restated Articles of Incorporation and Bylaws may render more difficult the accomplishment of mergers or the assumption of control by a principal shareholder, making more difficult the removal of management.

Certain provisions of the Indiana Business Corporation Law (the “IBCL”), specifically the constituent interests provision in Section 23-1-35-1 of the IBCL, the control share acquisitions provisions in Sections 23-1-42-1 to 23-1-42-11 of the IBCL, the business combination provisions in Sections 23-1-43-1 to 23-1-43-24, and certain provisions of the Company’s Restated Articles of Incorporation and Bylaws, specifically the provisions creating high vote common stock (the Class B Common Stock), the provisions regarding preferred stock, the provisions requiring a supermajority vote for certain business combinations and for certain amendments to the Restated Articles of Incorporation, the provisions requiring approval of certain transactions by the continuing directors, the provisions for a staggered board and the provisions limiting removal of directors to removal for cause, may have the effect of discouraging an unsolicited attempt by another person or entity to acquire control of the Company. These provisions may make mergers, tender offers, the removal of management, and certain other transactions more difficult or more costly and could discourage or limit shareholder participation in such types of transactions, whether or not such transactions are favored by the majority of the shareholders. The provisions also could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with the Company. Any of these factors could reduce the price of the Company’s common stock.

Other factors may negatively affect the Company’s business.

The foregoing list of risk factors is not exclusive. Other factors and unanticipated events could adversely affect the Company. The Company does not undertake any obligation to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

Item 1B—Unresolved Staff Comments

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

Store Locations

At April 15, 2011, the Company operated 660 stores in 47 states. The Company’s stores are primarily located in enclosed shopping malls. The following table sets forth information concerning the Company’s stores.

State		State
Alabama	12	Nebraska	6
Arizona	12	Nevada	5
Arkansas	6	New Hampshire	4
California	44	New Jersey	14
Colorado	15	New Mexico	4
Connecticut	8	New York	31
Delaware	1	North Carolina	18
Florida	47	North Dakota	2
Georgia	19	Ohio	38
Idaho	2	Oklahoma	7
Illinois	35	Oregon	2
Indiana	24	Pennsylvania	38
Iowa	9	Rhode Island	1
Kansas	9	South Carolina	10
Kentucky	8	South Dakota	1
Louisiana	10	Tennessee	19
Maine	1	Texas	60
Maryland	17	Utah	2
Massachusetts	15	Virginia	26
Michigan	24	Washington	9
Minnesota	7	West Virginia	7
Mississippi	5	Wisconsin	11
Missouri	13	Wyoming	1
Montana	1

		Total	660

The Company leases all of its stores. Initial lease terms for the Company’s stores are generally 10 years in duration without renewal options, although some of the stores are subject to leases for five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus contingent rent, which is determined as a percentage of gross sales in excess of specified levels.

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

Item 4—(Removed and Reserved)

Item 4.5—Directors and Executive Officers of the Registrant

Name	Age	Position	Officer or Director Since
Glenn S. Lyon	60	Chairman and Chief Executive Officer	2001
Steven J. Schneider	55	President and Chief Operating Officer	1989
Samuel M. Sato(1)	47	President and Chief Merchandising Officer	2007
Edward W. Wilhelm	52	Executive Vice President—Chief Financial Officer	2009
Gary D. Cohen	58	Chief Administrative Officer	1997
Donald E. Courtney(2)	56	President, E-Commerce	1989
George S. Sanders	53	Executive Vice President—Real Estate and Store Development	1994
Michael L. Marchetti	60	Executive Vice President—Store Operations	1995
Stephen Goldsmith(6)(7)	64	Director	1999
Bill Kirkendall(3)(4)(8)	57	Director	2001
William Carmichael(3)(5)(9)	67	Director	2003
Catherine Langham(4)(6)(10)	53	Director	2006
Dolores Kunda(4)(6)(11)	55	Director	2008
Norman Gurwitz(3)(4)(12)	63	Director	2009
Richard Crystal(6)(13)	66	Director	2009
Mark Landau(3)(14)	53	Director	2010

(1)	Mr. Sato has served as President and Chief Marketing Officer since August 2010. Previously he had served as Executive Vice President-Chief Merchandising Officer since joining the Company in March 2007.
(2)	On April 11, 2011, the Company announced the retirement of Donald E. Courtney as President, E-Commerce, following a transition period. Mr. Courtney will remain in his current position throughout the transition period as the Company conducts a search for his successor.
(3)	Member of the Audit Committee.
(4)	Member of the Compensation Committee.
(5)	Member of the Finance Committee.
(6)	Member of the Governance and Nominating Committee.

(7)	Mr. Goldsmith is currently the Deputy Mayor of Operations of New York City and Daniel Paul Professor of Government and Director of the Innovations in American Government Program at Harvard’s Kennedy School of Government.
(8)	Mr. Kirkendall is a Partner in Golf Resources Group.
(9)	Mr. Carmichael currently serves as Chairman of the Board of Trustees of the Columbia Funds Series Trust, Banc of America Funds Trust, Columbia Funds Master Investment Trust, and Columbia Funds Variable Insurance Trust I.
(10)	Ms. Langham is the co-founder, President and Chief Executive Officer of the global logistics firm Langham Logistics, Inc.
(11)	Ms. Kunda is the founder, President and Chief Executive Officer of Lapiz Integrated Hispanic Marketing.
(12)	Mr. Gurwitz is an advisor to Emmis Communications Corporation.
(13)	Mr. Crystal is the former Chairman and Chief Executive Officer of women’s clothing retailer New York & Company.
(14)	Mr. Landau is Managing Director and Head of CRE Banking Americas for Deutsche Bank Securities, Inc.

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

	Fiscal 2011		Fiscal 2010
Quarter Ended	High	Low	High	Low
May	$18.11	$11.37	$8.65	$4.06
August	17.35	11.78	9.15	6.70
November	18.47	12.85	11.72	8.01
February	19.48	14.96	13.07	8.70

As of April 15, 2011, there were approximately 4,369 record holders of Class A Common Stock and 37 record holders of Class B Common Stock. The number of Class A Common Stock record holders excludes the beneficial owners of shares held in “street” names or held through participants in depositories. All shares of Class B Common Stock are held by the founding shareholders, their family members, directors, officers and other key employees.

On January 19, 2011, the Company’s Board of Directors increased its quarterly cash dividend by 25% to $0.05 per share of Class A and Class B Common Stock. The Company declared dividends of $9.1 million and $7.1 million during fiscal 2011 and 2010, respectively. As of February 26, 2011 and February 27, 2010, dividends declared but not paid of $2.7 million and $2.2 million, respectively, were accrued in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets. The Company plans to grow its dividend on an annual basis, funded from cash generated by the Company’s core business. The Company expects to continue to pay dividends on a quarterly basis, however further declarations of dividends remain at the discretion of the Company’s Board of Directors.

On July 17, 2008, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 5.0 million shares of the Company’s Class A Common Stock. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. During the thirteen weeks ended February 26, 2011, the Company repurchased 0.4 million shares of its Class A Common Stock at an average price of $15.62 per share for an aggregate amount of $6.2 million. Information on the shares repurchased under the program during the fourth quarter of fiscal 2011 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
November 28, 2010 – January 1, 2011	—	$—	—	2,423,713
January 2, 2011 – January 29, 2011	—	$—	—	2,423,713
January 30, 2011 – February 26, 2011	399,707	$15.62	399,707	2,024,006

	399,707	$15.62	399,707

(1)	– The average price paid per share includes any brokerage commissions.

Item 6—Selected Financial Data

	Year Ended
	February 26, 2011	February 27, 2010	February 28, 2009	March 1, 2008	March 3, 2007
	(in thousands, except per share and store operating data)
Statement of Operations Data(6):
Net sales	$1,229,002	$1,172,415	$1,194,657	$1,200,863	$1,262,606
Cost of sales (including occupancy costs)	815,073	793,556	828,139	843,288	878,092

Gross profit	413,929	378,859	366,518	357,575	384,514
Selling, general and administrative expenses	302,718	297,323	312,011	318,227	314,763
Store closing costs	350	2,707	492	307	459
Terminated merger-related (income) cost, net	—	—	(1,969)	91,354	—
Impairment charges	1,228	6,771	6,118	4,551	3,559

Operating income (loss)	109,633	72,058	49,866	(56,864)	65,733
Interest income, net	508	322	814	1,380	1,027

Income (loss) from continuing operations before income taxes	110,141	72,380	50,680	(55,484)	66,760
Income tax expense (benefit)(7)	41,277	21,547	20,278	(13,613)	25,230

Income (loss) from continuing operations	$68,864	$50,833	$30,402	$(41,871)	$41,530

Earnings Per Share Data(6):
Basic income (loss) from continuing operations per share	$1.28	$0.92	$0.56	$(0.89)	$0.87

Diluted income (loss) from continuing operations per share	$1.26	$0.92	$0.55	$(0.89)	$0.87

Dividends declared per share	$0.17	$0.13	$0.09	$0.025	$0.10

Share Data:
Basic weighted-average shares	52,979	54,221	53,846	47,196	47,250

Diluted weighted-average shares(1)	53,775	54,597	54,108	47,196	47,757

Selected Store Operating Data(5):
Number of stores
Opened during year	11	5	9	18	40
Closed during year	(13)	(28)	(17)	(11)	(7)
Open at end of year	664	666	689	697	690
Total square feet(2)	3,564,277	3,590,780	3,746,413	3,854,733	3,833,996
Average square feet per store(2)	5,368	5,392	5,437	5,530	5,557
Net sales per square foot for comparable stores(4)	$317	$298	$297	$300	$326
Increase (decrease) in comparable store net sales(3)	6.3%	(0.5)%	0.3%	(4.5)%	(5.9)%
Balance Sheet Data:
Working capital	$383,264	$328,664	$279,237	$234,747	$237,490
Total assets	$664,845	$610,268	$598,733	$643,047	$656,636
Total debt	$—	$—	$—	$—	$—
Shareholders’ equity	$490,245	$442,150	$424,394	$420,866	$449,278

(1)	Consists of weighted-average common and common equivalent shares outstanding for the year.
(2)	Computed as of the end of each fiscal year.
(3)	Calculation includes all stores that are open at the year-end and that have been open more than one year. Accordingly, stores opened and closed during the year are not included. Calculation includes internet sales.
(4)

Calculation includes all stores that are open at the year-end and that have been open more than one year. Accordingly, stores opened and closed during the year are not included. Calculation excludes internet sales. Calculated excluding sales for the 53rd week in fiscal 2007.

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

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Fiscal 2011 was an outstanding year for the Company, punctuated by several highlights discussed below. The Company has continued to execute its strategic plan, which was put in place two years ago to help the Company focus on and deliver results that meet or exceed its goals and key financial targets. By consistently and aggressively executing this strategic plan, the Company is delivering on its mission to drive long-term shareholder value.

The Company’s results have been exceptionally strong, putting the Company at or near historical highs on several key performance metrics: Operating margins, as a percentage of net sales, ended fiscal 2011 at 9%, which is well on the way to achieving the Company’s goal for annual double-digit operating performance. Product margins grew again in fiscal 2011 to a new historical high. The Company achieved its inventory turn goal of three times in fiscal 2011 and expects to maintain this inventory turn. Inventory aging ended the year in the best position it has ever been in the company’s history. Shrink fell to the lowest level ever as a percentage of net sales. Internet sales hit the highest level ever as a percentage of total net sales. The rest of fiscal 2011 highlights from continuing operations were as follows:

•	Net sales increased 4.8% to $1,229.0 million in fiscal 2011 compared to $1,172.4 million in fiscal 2010.

•	Comparable store net sales for fiscal 2011 increased 6.3%.

•	Internet sales (which are included in comparable store net sales) increased by 29.5% and the Company expects similar growth in fiscal 2012.

•	Conversion within the stores increased 1.0% and is expected to be up low single-digit in fiscal 2012.

•	Average dollar per transaction increased 5.7% and is expected to increase by low single-digit in fiscal 2012.

•	Store traffic decreased 1.6% and is expected to decrease low single-digit again in fiscal 2012.

•	Net sales per square foot for comparable stores of $317.

•	Gross profit was $413.9 million (33.7% of net sales) in fiscal 2011 compared to $378.9 million (32.3% of net sales) in fiscal 2010.

•	0.3% increase in product margin as a percentage of net sales.

•	Fiscal 2011 product margin percentage was a historical high and the Company expects modest growth in fiscal 2012.

•	Occupancy costs lowered by 1.1% as a percentage of net sales.

•	Occupancy costs in dollars decreased by 4.1% in fiscal 2011 and is expected to be flat in dollars in fiscal 2012.

•	SG&A expenses were $302.7 million (24.6% of net sales) in fiscal 2011 compared to $297.3 million (25.4% of net sales) in fiscal 2010.

•	0.8% improvement as a percentage of net sales.

•	$5.4 million increase in dollars, or 1.8% on sales increase of 4.8%.

•	Investments in certain strategic areas to drive increased sales productivity are expected to result in a low to mid-single digit percentage increase in SG&A dollars in fiscal 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Operating income was $109.6 million (9.0% of net sales) in fiscal 2011 compared to $72.1 million (6.1% of net sales) in fiscal 2010.

•	$37.5 million improvement over fiscal 2010 or 52.0%.

•	2.9% improvement as a percentage of net sales.

•	Income from continuing operations was $68.9 million (5.6% of net sales) in fiscal 2011 compared to $50.8 million (4.3% of net sales) in fiscal 2010.

•	$18.1 million improvement over fiscal 2010 or 35.6%.

•	Fiscal 2010 included a $6.5 million one-time tax benefit related to the tax treatment of the terminated merger and litigation expenses.

•	Diluted income from continuing operations per share of $1.26 in fiscal 2011 compared to $0.92 in fiscal 2010.

•	Cash and cash equivalents were $299.3 million at February 26, 2011 with no interest bearing debt.

•	Generated cash from operations of $108.6 million in fiscal 2011.

•	Capital expenditures were $19.1 million in fiscal 2011.

•	Paid $8.6 million of dividends to shareholders in fiscal 2011.

•	Repurchased $22.2 million of common stock during fiscal 2011.

•	Opened 11 new stores and closed 13 during fiscal 2011, ending the year with 664 stores.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Income Taxes. The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. These deferred tax assets are reduced by a valuation allowance, which is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In addition, management is required to estimate taxable income for future years by taxing jurisdictions and to consider this when making its judgment to determine whether or not to record a valuation allowance for part or all of a deferred tax asset. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statements of Income in the period that includes the enactment date.

The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company records an accrual for exposures after evaluating the positions associated with its various income tax filings. A number of years may elapse before a particular matter for which the Company has established an accrual is audited and fully resolved or clarified. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Accruals of uncertain tax positions require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Recent Accounting Pronouncements. Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

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

The following table sets forth net sales of the Company by major category for each of the following years (in thousands):

	Year Ended
Category	February 26, 2011		February 27, 2010		February 28, 2009
Footwear	$1,056,586	86%	$1,005,166	86%	$1,023,009	86%
Softgoods	172,416	14%	167,249	14%	171,648	14%

Total	$1,229,002	100%	$1,172,415	100%	$1,194,657	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the years indicated below.

	Year Ended
	February 26, 2011	February 27, 2010	February 28, 2009
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	66.3	67.7	69.3

Gross profit	33.7	32.3	30.7
Selling, general and administrative expenses	24.6	25.4	26.1
Store closing costs	—	0.2	0.1
Terminated merger-related income, net	—	—	(0.2)
Impairment charges	0.1	0.6	0.5

Operating income	9.0	6.1	4.2
Interest income, net	—	—	—

Income from continuing operations before income taxes	9.0	6.1	4.2
Income tax expense	3.4	1.8	1.7

Income from continuing operations	5.6%	4.3%	2.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fiscal 2011 Compared to Fiscal 2010.

Net Sales

	Year Ended
	February 26, 2011	February 27, 2010
	(dollars in thousands)
Net sales	$1,229,002	$1,172,415
Comparable store net sales increase (decrease)	6.3%	(0.5)%

Net sales increased 4.8% for fiscal 2011 compared to fiscal 2010. The increase was primarily a result of a comparable store net sales increase of 6.3% during fiscal 2011 offset partially by a decrease in net sales resulting from a net decrease in store count the past 2 years as the Company has closed more stores than it has opened. Comparable footwear net sales increased 6.5% for fiscal 2011 primarily driven by a 4.9% increase in average selling price and a 1.0% increase in store conversion, offset partially by a decline in store traffic. Comparable softgoods net sales increased by 4.7% for fiscal 2011. The increase was a result of the Company’s efforts over the past couple of years to improve the apparel business by improving inventory turns and moving into more premium brands.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	February 26, 2011	February 27, 2010
	(dollars in thousands)
Cost of sales (including occupancy costs)	$815,073	$793,556
Gross profit	$413,929	$378,859
Gross profit as a percentage of net sales	33.7%	32.3%

The 1.4% increase in gross profit, as a percentage of net sales, was a result of a 1.1% decrease in occupancy costs as a percentage of net sales and a 0.3% increase in product margin as a percentage of net sales. The 1.1% decrease in occupancy costs as a percentage of net sales is primarily the result of leveraging the 6.3% comparable store net sales increase and continuing to work with our landlords to negotiate mutually acceptable terms. The 0.3% increase in product margin as a percentage of net sales is primarily the result of disciplined inventory management which led to being less promotional and improved inventory turns which resulted in improved sell through at full retail on premium product.

Selling, General and Administrative Expenses

	Year Ended
	February 26, 2011	February 27, 2010
	(dollars in thousands)
Selling, general and administrative expenses	$302,718	$297,323
Selling, general and administrative expenses as a percentage of net sales	24.6%	25.4%

The $5.4 million, or 1.8%, increase in selling, general and administrative expenses was primarily due to an increase in variable selling costs due to the 4.8% increase in net sales and higher incentive compensation costs, partially offset by a decrease in depreciation, repairs and maintenance, supplies and other areas due to targeted cost reductions and reduced store levels. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to expense leveraging with the 6.3% increase in comparable store net sales as well as a continued focus on controlling expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Store Closing Costs

	Year Ended
	February 26, 2011	February 27, 2010
	(dollars in thousands)
Store closing costs	$350	$2,707
Store closing costs as a percentage of net sales	—%	0.2%
Number of stores closed	13	28

Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing. The $2.3 million decrease in store closing costs is a function of less stores closed during fiscal 2011 compared to fiscal 2010 as well as that the stores closed during fiscal 2011 had little remaining book value.

Impairment Charges

	Year Ended
	February 26, 2011	February 27, 2010
	(dollars in thousands)
Impairment charges	$1,228	$6,771
Impairment charges as a percentage of net sales	0.1%	0.6%
Number of stores impaired	5	21

These impairment charges represent the non-cash write-off of long-lived assets on underperforming stores. The decrease in impairment charges during fiscal 2011 compared to fiscal 2010 is due to less stores impaired year over year. The Company has closed several underperforming stores in the last 2 years.

Interest Income, Net

	Year Ended
	February 26, 2011	February 27, 2010
	(dollars in thousands)
Interest income, net	$508	$322
Interest income, net as a percentage of net sales	—%	—%

The increase of $0.2 million was due to higher invested balances and higher earned interest rates for fiscal 2011 compared to fiscal 2010.

Income Taxes

	Year Ended
	February 26, 2011	February 27, 2010
	(dollars in thousands)
Income tax expense	$41,277	$21,547
Income tax expense as a percentage of net sales	3.4%	1.8%
Effective income tax rate	37.5%	29.8%

The change in effective tax rate reflects a one-time tax benefit of $6.5 million in fiscal 2010 related to the Company finalizing a favorable agreement with the Internal Revenue Service regarding the income tax treatment of the terminated merger and litigation expenses (see Note 6 to the Company’s Consolidated Financial Statements).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income from Continuing Operations

	Year Ended
	February 26, 2011	February 27, 2010
	(dollars in thousands)
Income from continuing operations	$68,864	$50,833
Income from continuing operations as a percentage of net sales	5.6%	4.3%
Income from continuing operations per diluted share	$1.26	$0.92

The $18.0 million increase in income from continuing operations for fiscal 2011 compared to fiscal 2010 is attributable to the 4.8% net sales improvement, maximizing product margins and managing expenses as discussed earlier, offset partially by the one-time tax benefit of $6.5 million recorded in fiscal 2010 as discussed earlier.

Loss from Discontinued Operations

	Year Ended
	February 26, 2011	February 27, 2010
	(dollars in thousands)
Loss from discontinued operations, net of income taxes	$(30)	$(15,161)

For fiscal 2010, the loss from discontinued operations includes operating losses of $5.6 million as well as $18.3 million related to the loss on the sale of Man Alive. This $18.3 million loss was made up of a $7.7 million purchase price rebate (“Purchase Price Rebate”), $7.4 million inventory write-off, $6.7 million property and equipment write-off, and $2.4 million in other charges, partially offset by the reversal of “Deferred credits from landlords” of $5.9 million. The $23.9 million of loss from discontinued operations was offset partially by an income tax benefit of $8.7 million (see Note 3 to the Company’s Consolidated Financial Statements).

Fiscal 2010 Compared to Fiscal 2009.

Net Sales

	Year Ended
	February 27, 2010	February 28, 2009
	(dollars in thousands)
Net sales	$1,172,415	$1,194,657
Comparable store net sales (decrease) increase	(0.5)%	0.3%

Net sales decreased 1.9% in fiscal 2010 compared to fiscal 2009. The decrease was primarily a result of a comparable store net sales decrease of 0.5% during fiscal 2010 and an additional $8.3 million decrease attributable to a decrease in the total number of stores open during the year from 689 stores at the end of fiscal 2009 to 666 stores at the end of fiscal 2010. This decrease was partially offset by an increase of $3.4 million from the 9 existing stores open for only part of fiscal 2009 and a $2.6 million change in estimate for gift card forfeitures. Comparable footwear net sales decreased 0.4% for fiscal 2010 primarily driven by a decline in store traffic, partially offset by a 4.5% increase in average selling price. Comparable softgoods net sales decreased by 0.8% for fiscal 2010. During the first half of fiscal 2010 comparable softgoods net sales decreased primarily due to the Company’s efforts to improve inventory turns and offerings within softgoods. The Company rebounded in the second half of fiscal 2010 with two straight quarters of positive comparable softgoods net sales. The increase was a result of the Company’s efforts over the past couple of years to improve the apparel business by increasing inventory turns and moving into more premium brands.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	February 27, 2010	February 28, 2009
	(dollars in thousands)
Cost of sales (including occupancy costs)	$793,556	$828,139
Gross profit	$378,859	$366,518
Gross profit as a percentage of net sales	32.3%	30.7%

The 1.6% increase in gross profit, as a percentage of net sales, was a result of a 1.1% increase in product margin as a percentage of net sales, a 0.4% decrease in occupancy costs as a percentage of net sales and a 0.1% decrease in inventory shrink as a percentage of net sales. The 1.1% increase in product margin as a percentage of net sales was primarily the result of disciplined inventory management which led to being less promotional and improved inventory turns, improved sell through at full retail by focusing on premium product and also obtaining vendor support. The 0.4% decrease in occupancy costs as a percentage of net sales was primarily the result of reduced occupancy dollars of 4.8% by improving the productivity of the real estate.

Selling, General and Administrative Expenses

	Year Ended
	February 27, 2010	February 28, 2009
	(dollars in thousands)
Selling, general and administrative expenses	$297,323	$312,011
Selling, general and administrative expenses as a percentage of net sales	25.4%	26.1%

The $14.7 million decrease in selling, general and administrative expenses was primarily attributable to a decrease in payroll, depreciation, freight and supplies due to targeted cost reductions and reduced store levels.

Store Closing Costs

	Year Ended
	February 27, 2010	February 28, 2009
	(dollars in thousands)
Store closing costs	$2,707	$492
Store closing costs as a percentage of net sales	0.2%	0.1%
Number of stores closed	28	17

Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing. The $2.2 million increase in store closing costs was due to the Company getting more aggressive in closing underperforming stores earlier in the leases through co-tenancy violations and sales kick-out provisions.

Terminated Merger-Related Income, Net

	Year Ended
	February 27, 2010	February 28, 2009
	(dollars in thousands)
Terminated merger-related income, net	$—	$(1,969)
Terminated merger-related income, net as a percentage of net sales	—%	0.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Terminated merger-related income in fiscal 2009 related to the final resolution of transaction expenses associated with the terminated merger (see Note 2 to the Company’s Consolidated Financial Statements). The Company does not expect to incur any significant ongoing costs relating to this matter.

Impairment Charges

	Year Ended
	February 27, 2010	February 28, 2009
	(dollars in thousands)
Impairment charges	$6,771	$6,118
Impairment charges as a percentage of net sales	0.6%	0.5%
Number of stores impaired	21	17

These impairment charges represent the non-cash write-off of long-lived assets on underperforming stores.

Interest Income, Net

	Year Ended
	February 27, 2010	February 28, 2009
	(dollars in thousands)
Interest income, net	$322	$814
Interest income, net as a percentage of net sales	—%	—%

The $0.5 million decrease was due to lower interest rates earned, partially offset by higher invested balances for fiscal 2010 compared to fiscal 2009.

Income Taxes

	Year Ended
	February 27, 2010	February 28, 2009
	(dollars in thousands)
Income tax expense	$21,547	$20,278
Income tax expense as a percentage of net sales	1.8%	1.7%
Effective income tax rate	29.8%	40.0%

The change in effective tax rate reflects a one-time tax benefit of $6.5 million in fiscal 2010 related to the Company finalizing a favorable agreement with the Internal Revenue Service regarding the income tax treatment of the terminated merger and litigation expenses (see Note 6 to the Company’s Consolidated Financial Statements).

Income from Continuing Operations

	Year Ended
	February 27, 2010	February 28, 2009
	(dollars in thousands)
Income from continuing operations	$50,833	$30,402
Income from continuing operations as a percentage of net sales	4.3%	2.5%
Income from continuing operations per diluted share	$0.92	$0.55

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The $20.4 million increase in income from continuing operations for fiscal 2010 compared to fiscal 2009 is attributable to maximizing product margins and managing expenses as discussed above, along with the one-time tax benefit of $6.5 million recorded in fiscal 2010 as discussed above offset partially by the decline in net sales.

Loss from Discontinued Operations

	Year Ended
	February 27, 2010	February 28, 2009
	(dollars in thousands)
Loss from discontinued operations, net of income taxes	$(15,161)	$(26,644)

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

Liquidity and Capital Resources. The Company’s primary source of working capital is cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (dollars in thousands):

	February 26, 2011	February 27, 2010
Cash and cash equivalents	$299,323	$234,508
Merchandise inventories, net	$193,505	$190,894
Interest-bearing debt	$—	$—
Working capital	$383,264	$328,664

Operating Activities

Net cash provided by operations was $108.6 million, $157.5 million and $59.4 million for fiscal 2011, 2010 and 2009, respectively. At February 26, 2011, the Company had cash and cash equivalents of $299.3 million. This represents a $64.8 million increase in cash and cash equivalents from the $234.5 million at February 27, 2010. Cash equivalents are invested in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments with daily liquidity. Net cash provided by operating activities decreased by $48.9 million in fiscal 2011 compared to fiscal 2010. This decrease is primarily attributable to a $27.1 million change in income tax payments due primarily to reduced payments in fiscal 2010 due to the utilization of net operating loss carryforwards, working capital improvement of $9.9 million of inventory, net of accounts payable compared to a working capital improvement of $38.0 million of inventory, net of accounts payable in fiscal 2010, offset partially by improved operating results in fiscal 2011 compared to fiscal 2010.

Merchandise inventories were $193.5 million at February 26, 2011 compared to $190.9 million at February 27, 2010. On a comparable per square foot basis, merchandise inventories increased 2.1% at February 26, 2011 compared to February 27, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investing Activities

Capital expenditures were $19.1 million, $8.5 million and $14.7 million for fiscal 2011, 2010 and 2009, respectively. Expenditures in fiscal 2011 were primarily for the construction of 11 new Finish Line stores, the remodeling of 7 existing Finish Line stores, e-commerce website enhancements and various corporate technology upgrades.

The Company anticipates that total capital expenditures for the upcoming fiscal year will be approximately $35.0-$40.0 million. Of this amount, $25.0-$30.0 million is primarily for the construction of approximately 5-10 new Finish Line stores, the remodeling or expanding of 25-30 existing Finish Line stores, technology upgrades within our stores and additional Nike Track Club rollout. The remaining $10.0-$15.0 million is related to capital expenditures primarily at the corporate office, including IT system investments and e-commerce upgrades.

The Company estimates its cash requirement to open a new Finish Line store (averaging 4,000 – 5,000 square feet) to be approximately $0.7 million. This requirement includes approximately $0.5 million for fixtures, equipment, leasehold improvements and pre-opening expenses and approximately $0.3 million ($0.2 million net of payables) in new store inventory.

Financing Activities

The Company has an unsecured $50.0 million Revolving Credit Facility Agreement (the “Credit Agreement”) with certain lenders, which expires on March 1, 2013. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate maximum amount of the credit facility by up to an additional $50.0 million. The Credit Agreement will be used by the Company to issue letters of credit. It is the Company’s intention to support working capital needs and fund capital expenditures from operating cash flows and cash on hand in the foreseeable future.

Approximately $4.0 million in stand-by letters of credit was outstanding as of February 26, 2011 under the Credit Agreement. No advances were outstanding under the Credit Agreement as of February 26, 2011. Accordingly, the total revolving credit availability under the Credit Agreement was $46.0 million as of February 26, 2011.

The Company’s ability to borrow monies in the future under the Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a minimum leverage ratio (as defined in the Credit Agreement) and minimum consolidated tangible net worth (as defined in the Credit Agreement). The Company was in compliance with all such covenants as of February 26, 2011.

To maintain availability of funds under the Credit Agreement, the Company will pay a 0.25% per annum commitment fee on the revolving credit commitments under the Credit Agreement.

The interest rates per annum applicable to amounts outstanding under the Credit Agreement at February 26, 2011 are, at the Company’s option, either (a) the Base Rate as defined in the Credit Agreement (the “Base Rate”) plus a margin of 0.50% per annum, or (b) the LIBOR Rate as defined in the Credit Agreement (the “LIBOR Rate”) plus a margin of 1.50% per annum. The margin over the Base Rate and the LIBOR Rate under the Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum margin over the Base Rate under the Credit Agreement will be 1.0% per annum; the maximum margin over the LIBOR Rate under the Credit Agreement will be 2.0% per annum. Interest payments under the Credit Agreement are due on the interest payment dates specified in the Credit Agreement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The obligations under the Credit Agreement generally are unsecured, except that, upon a Collateralization Event (as defined in the Credit Agreement), the Company will be deemed to have granted a security interest in the Collateral (as defined in the Credit Agreement), subject to certain specified liens. In certain circumstances, such security interest may be released (and may subsequently spring back into effect) depending on whether the Collateralization Event is continuing (or a new Collateralization Event has occurred). No Collateralization Events occurred during fiscal 2011.

Management believes that cash on hand of approximately $299.3 million as of February 26, 2011 and anticipated future operating cash flow will be sufficient to deliver on the Company’s three strategic priorities to drive sales and earnings growth:

•	Continue to grow the core Finish Line business;

•	Expand beyond the core business to create long-term growth; and

•	Drive shareholder returns through dividends and share repurchases.

To support these priorities, the Company has defined a four-part capital allocation strategy. The first part is to fund the growth of the core business from cash generated by operations. Second, the Company anticipates investing over time up to $150 million (or approximately half of the cash balance as of February 26, 2011) toward growth outside of the core business which could be merger and acquisition activity or organic growth and will leverage the Company’s core competencies. Third, the Company plans to return excess cash to shareholders through dividends and share repurchases. The Company plans to grow its dividend on an annual basis, funded from cash generated by the core business. The Company also plans to be more aggressive with opportunistic share repurchases, using up to $75 million of the current cash balance for share repurchases over time. The final part of the capital allocation strategy is to maintain the Company’s strong balance sheet to preserve financial strength, flexibility and security as well as a competitive edge. Although this is the current strategy and intention of management, there can be no assurances that the Company will not vary from this strategy or alter one or more components of this strategy in the event circumstances change or events occur throughout the year which are not currently contemplated. In such an event, the Company may invest or expend more or less monies than currently contemplated.

On July 17, 2008, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. During fiscal 2011, the Company repurchased 1,586,281 shares of its Class A Common Stock at an average price of $13.97 per share for an aggregate amount of $22.2 million. Since the inception of the stock repurchase program, the Company has purchased 2,975,994 shares of its Class A Common Stock at an average price of $12.80 per share for an aggregate amount of $38.1 million, which leaves 2,024,006 shares remaining available to repurchase under the stock repurchase program. As of February 26, 2011, the Company holds as treasury shares 6,963,924 shares of its Class A Common Stock at an average price of $11.41 per share for an aggregate purchase amount of $79.4 million. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On January 19, 2011, the Company’s Board of Directors increased its quarterly cash dividend to $0.05 per share of Class A and Class B common stock. The Company declared dividends of $9.1 million and $7.1 million during fiscal 2011 and 2010, respectively. As of February 26, 2011 and February 27, 2010, dividends declared but not paid were $2.7 million and $2.2 million, respectively. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

The following table summarizes the Company’s long-term contractual obligations as of February 26, 2011 (in thousands):

	Total	Payments Due by Fiscal Year
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
Contractual Obligations
Operating Lease Obligations	$327,681	$74,941	$122,923	$76,964	$52,853	$—
Other Liabilities(1)	13,056	—	—	—	—	13,056

Total Contractual Obligations	$340,737	$74,941	$122,923	$76,964	$52,853	$13,056

(1)	Other Liabilities includes future estimated payments associated with unrecognized tax benefits of $10.4 million. The Company expects to make cash outlays in the future related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. For further information related to unrecognized tax benefits, see Note 6, “Income Taxes,” to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data. Additionally, Other Liabilities includes future payments related to our non-qualified deferred compensation plan of $2.7 million as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled. Total purchase orders outstanding at February 26, 2011 are $356.8 million.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements as that term is defined in Item 303(a)(4) of Regulation S-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates primarily from its investments in Marketable Securities from time to time. The Company did not have any Marketable Securities as of February 26, 2011. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 26, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment it believes that, as of February 26, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 26, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited The Finish Line, Inc.’s internal control over financial reporting as of February 26, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Finish Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Finish Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 26, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Finish Line, Inc. as of February 26, 2011 and February 27, 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 26, 2011 of The Finish Line, Inc., and our report dated May 6, 2011 expressed an unqualified opinion thereon.

Indianapolis, Indiana

May 6, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of February 26, 2011 and February 27, 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 26, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at February 26, 2011 and February 27, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 26, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Finish Line, Inc.’s. internal control over financial reporting as of February 26, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 6, 2011, expressed an unqualified opinion thereon.

Indianapolis, Indiana

May 6, 2011

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 26, 2011	February 27, 2010
Assets
Current Assets
Cash and cash equivalents	$299,323	$234,508
Accounts receivable, net	10,552	3,767
Merchandise inventories, net	193,505	190,894
Other	6,304	14,438

Total current assets	509,684	443,607
Property and Equipment
Land	1,557	1,557
Building	41,653	41,620
Leasehold improvements	223,485	225,718
Furniture, fixtures and equipment	115,054	104,295
Construction in progress	2,820	2,635

	384,569	375,825
Less accumulated depreciation	258,059	239,882

	126,510	135,943

Deferred income taxes	23,795	27,357
Other assets, net	4,856	3,361

Total assets	$664,845	$610,268

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$72,780	$60,301
Employee compensation	18,516	16,258
Accrued property and sales tax	8,188	7,637
Income taxes payable	6,776	10,119
Deferred income taxes	3,170	4,370
Other liabilities and accrued expenses	16,990	16,258

Total current liabilities	126,420	114,943

Commitments and contingencies

Deferred credits from landlords	34,653	40,006
Other long-term liabilities	13,527	13,169

Shareholders’ Equity
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—(2011—58,001; 2010—57,256)
Shares outstanding—(2011—51,037; 2010—51,085)	580	572
Class B:
Shares authorized—10,000
Shares issued and outstanding—(2011—1,351; 2010—2,053)	13	21
Additional paid-in capital	197,036	189,664
Retained earnings	372,047	312,305
Treasury stock (2011—6,964; 2010—6,171)	(79,431)	(60,412)

Total shareholders’ equity	490,245	442,150

Total liabilities and shareholders’ equity	$664,845	$610,268

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended
	February 26, 2011	February 27, 2010	February 28, 2009
Net sales	$1,229,002	$1,172,415	$1,194,657
Cost of sales (including occupancy costs)	815,073	793,556	828,139

Gross profit	413,929	378,859	366,518
Selling, general and administrative expenses	302,718	297,323	312,011
Store closing costs	350	2,707	492
Terminated merger-related income, net	—	—	(1,969)
Impairment charges	1,228	6,771	6,118

Operating income	109,633	72,058	49,866
Interest income, net	508	322	814

Income from continuing operations before income taxes	110,141	72,380	50,680
Income tax expense	41,277	21,547	20,278

Income from continuing operations	68,864	50,833	30,402
Loss from discontinued operations, net of income tax benefit	(30)	(15,161)	(26,644)

Net income	$68,834	$35,672	$3,758

Income (loss) per basic share:
Income from continuing operations	$1.28	$0.92	$0.56
Loss from discontinued operations	—	(0.27)	(0.49)

Net income	$1.28	$0.65	$0.07

Income (loss) per diluted share:
Income from continuing operations	$1.26	$0.92	$0.55
Loss from discontinued operations	—	(0.28)	(0.48)

Net income	$1.26	$0.64	$0.07

Dividends declared per share	$0.17	$0.13	$0.09

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 26, 2011	February 27, 2010	February 28, 2009
Operating activities
Net income	$68,834	$35,672	$3,758
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations	—	18,284	—
Impairment charges	1,228	6,771	32,588
Depreciation and amortization	26,959	29,977	37,496
Deferred income taxes	2,362	7,090	16,607
Loss on disposal of property and equipment	303	3,075	1,063
Share-based compensation	4,209	3,508	4,412
Excess tax benefits from share-based compensation	(1,297)	(433)	(52)
Changes in operating assets and liabilities
Accounts receivable	(6,785)	1,187	2,816
Merchandise inventories	(2,611)	42,074	28,924
Other assets	8,416	1,371	(2,589)
Accounts payable	12,479	(4,055)	647
Employee compensation	2,258	3,535	2,440
Terminated merger-related liabilities	—	—	(47,129)
Income taxes payable/receivable	(10,651)	16,452	(12,143)
Other liabilities and accrued expenses	8,223	(993)	(1,733)
Deferred credits from landlords	(5,353)	(6,057)	(7,703)

Net cash provided by operating activities	108,574	157,458	59,402

Investing activities
Payments for sale of discontinued operations	(667)	(10,195)	—
Additions to property and equipment	(19,088)	(8,454)	(14,734)
Proceeds from disposals of property and equipment	127	103	933
Purchases of marketable securities	—	—	(24,899)
Proceeds from sale of marketable securities	—	14,913	9,986

Net cash used in investing activities	(19,628)	(3,633)	(28,714)

Financing activities
Proceeds from short-term borrowings	—	—	10,000
Repayments on short-term borrowings	—	—	(10,000)
Dividends paid to shareholders	(8,598)	(6,610)	(3,292)
Proceeds from issuance of common stock	5,338	1,834	613
Excess tax benefits from share-based compensation	1,297	433	52
Purchase of treasury stock	(22,168)	(15,936)	—

Net cash used in financing activities	(24,131)	(20,279)	(2,627)

Net increase in cash and cash equivalents	64,815	133,546	28,061
Cash and cash equivalents at beginning of year	234,508	100,962	72,901

Cash and cash equivalents at end of year	$299,323	$234,508	$100,962

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Totals
	Class A	Class B	Treasury	Class A	Class B
Balance at March 1, 2008	42,206	5,141	5,443	$476	$52	$182,756	$284,936	$(47,354)	$420,866
Net income							3,758		3,758
Cash dividends declared ($0.09 per share)							(4,937)		(4,937)
Non-qualified Class A Common Stock options exercised and related tax benefits	39		(39)			(192)		173	(19)
Share-based compensation						4,412			4,412
Restricted shares vested, net of repurchase for taxes	60		(60)			(353)		247	(106)
Shares issued under employee stock purchase plan	73		(73)			97		323	420
Class B Common Stock conversion to Class A Common Stock	1,128	(1,128)		12	(12)				—
Class A Common Stock issued related to terminated merger	6,519			65		(65)			—

Balance at February 28, 2009	50,025	4,013	5,271	553	40	186,655	283,757	(46,611)	424,394
Net income							35,672		35,672
Cash dividends declared ($0.13 per share)							(7,124)		(7,124)
Non-qualified Class A Common Stock options exercised and related tax benefits	327		(327)			246		1,449	1,695
Share-based compensation						3,508			3,508
Restricted shares vested, net of repurchase for taxes	110		(110)			(887)		455	(432)
Shares issued under employee stock purchase plan	53		(53)			142		231	373
Class B Common Stock conversion to Class A Common Stock	1,960	(1,960)		19	(19)				—
Treasury Stock purchased	(1,390)		1,390					(15,936)	(15,936)

Balance at February 27, 2010	51,085	2,053	6,171	572	21	189,664	312,305	(60,412)	442,150
Net income							68,834		68,834
Cash dividends declared ($0.17 per share)							(9,092)		(9,092)
Non-qualified Class A Common Stock options exercised and related tax benefits	542		(542)			4,011		2,250	6,261
Share-based compensation						4,209			4,209
Restricted shares vested, net of repurchase for taxes	223	43	(223)			(1,091)		783	(308)
Shares issued under employee stock purchase plan	28		(28)			243		116	359
Class B Common Stock conversion to Class A Common Stock	745	(745)		8	(8)				—
Treasury Stock purchased	(1,586)		1,586					(22,168)	(22,168)

Balance at February 26, 2011	51,037	1,351	6,964	$580	$13	$197,036	$372,047	$(79,431)	$490,245

See accompanying notes

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Presentation. The consolidated financial statements include the accounts of The Finish Line, Inc. (“Finish Line”) and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated. Throughout these notes to the consolidated financial statements, the fiscal years ended February 26, 2011, February 27, 2010 and February 28, 2009 are referred to as 2011, 2010 and 2009, respectively.

The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in 2011, 2010 and 2009.

Nature of Operations. Finish Line is a premium athletic footwear retailer offering a large selection of performance and athletic casual footwear, apparel and accessories for men, women and kids.

The Company manages its business on the basis of one reportable segment. Finish Line stores are primarily located in enclosed malls throughout most of the United States.

In 2011, Finish Line purchased approximately 82% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 61%, 65% and 64% of merchandise purchases in 2011, 2010 and 2009, respectively.

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

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings and 3 to 10 years for furniture, fixtures and equipment. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred. Depreciation expense charged to continuing operations for 2011, 2010 and 2009 was $26,940,000, $29,398,000 and $33,358,000, respectively.

Impairment of Long-Lived Assets. In accordance with Accounting Standards Codification “ASC” 360, the Company reviews long-lived assets for impairment related to all stores open for at least two years with negative contribution and cash flows as well as stores opened less then two years whenever other events or changes in circumstances indicate the store’s assets may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets. Intangible assets that are deemed to have finite lives are amortized over their estimated useful lives. Intangible assets with finite lives relate to lease acquisition costs and are amortized over the lease term. There were no intangible assets with finite lives remaining as of February 26, 2011. The gross cost of the intangible assets with finite lives was $255,000 and accumulated amortization was $159,000 as of February 27, 2010. Lease acquisition costs of $77,000, $860,000 and $231,000, net were written off during 2011, 2010 and 2009, respectively, related to store level impairment charges, as discussed in Note 11. Amortization expense for 2011, 2010 and 2009 was $19,000, $162,000 and $243,000, respectively.

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

The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determined the gift card breakage rate based on historical redemption patterns. During the 4th quarter of 2011 and 2010, the Company recorded $434,000 and $2,622,000, respectively, of revenue related to gift card breakage. There were no amounts recorded for gift card breakage in 2009 as the Company did not recognize gift card breakage income until 2010. Gift card breakage is included in Net Sales in the Company’s Consolidated Statements of Income, however is not included in the comparable store net sales.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll and related payroll benefits, store operating expenses, advertising, cooperative advertising allowances,

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs associated with operating the distribution facility and freight, including moving merchandise from the distribution center to stores, share-based compensation and other corporate related expenses.

Advertising. The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred. Advertising expense charged to continuing operations was as follows (in thousands):

	Year ended February 26, 2011	Year ended February 27, 2010	Year ended February 28, 2009
Advertising expense	$25,099	$21,129	$22,190
Cooperative advertising credits	(5,530)	(4,393)	(4,398)

Net advertising expense	$19,569	$16,736	$17,792

Store Pre-opening Costs. Store pre-opening costs and other non-capitalized expenditures, including payroll, training costs and straight-line rent expense, are expensed as incurred.

Store Closing Costs. Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing. In the event a store is closed before its lease has expired, any estimated post-closing lease obligations, less sublease rental income, is provided for when the leased space is no longer in use. The Company closed 13, 28 and 17 stores in 2011, 2010 and 2009, respectively.

Income Taxes. The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statements of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

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

The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company records an accrual for exposures after evaluating the positions associated with its various income tax filings. A number of years may elapse before a particular matter for which the Company has established an accrual is audited and fully resolved or clarified. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

becomes available. The Company includes its accrual for uncertain tax positions, including accrued penalties and interest, in “Other long-term liabilities” on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the accrual for uncertain tax positions, including accrued penalties and interest, are included in “Income tax expense” on the Consolidated Statements of Income.

Earnings Per Share. Basic earnings per share is calculated by dividing net income associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in ASC 260-10, “Earnings Per Share”.

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

Financial Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

As of February 26, 2011 and February 27, 2010, the Company had not invested in, nor did it have, any derivative financial instruments.

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

Share-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applies an estimated forfeiture rate based on historical data to determine the amount of compensation expense.

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

Recent Accounting Pronouncements. Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

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

In 2009, the Company recorded terminated merger-related income of $1,969,000 related to the final resolution of transaction expenses associated with the terminated merger. There was no activity in 2011 and 2010. The Company does not expect to incur any further costs relating to this matter.

3.	Discontinued Operations

On June 21, 2009, The Finish Line, Inc. and its wholly owned subsidiary The Finish Line Man Alive, Inc. (“Man Alive”) entered into a definitive asset purchase agreement (the “Purchase Agreement”) with an unaffiliated buyer, Man Alive Acquisitions, LLC (“the Buyer”), under which the Buyer assumed certain assets and liabilities of Man Alive. The transaction closed on July 3, 2009 with an effective date of July 4, 2009.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Purchase Price Rebate was paid in three components. The Company paid the Buyer $1,562,000 at closing which was the Purchase Price Rebate less (A) the $4,143,000 Escrow Amount (as hereafter defined) and (B) a $2,000,000 installment payment. The $4,143,000 Escrow Amount was paid by the Company to a third party escrow agent at closing. The $2,000,000 installment payment was payable by the Company in 12 equal monthly installments beginning August 2009.

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

The results of operations of Man Alive have been classified in discontinued operations for all periods presented. The financial results of the Man Alive operations, which are included in discontinued operations in the accompanying Consolidated Statements of Income, were as follows (in thousands):

	Year Ended
	February 26, 2011	February 27, 2010	February 28, 2009
Net sales	$—	$10,925	$67,606

Loss from discontinued operations	$(55)	$(23,911)	$(39,684)
Income tax benefit	22	8,672	13,319

Loss from discontinued operations, net of income tax benefit	$(33)	$(15,239)	$(26,365)

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

For 2009, the loss from discontinued operations of Man Alive included operating losses and $26,470,000 of pre-tax, non-cash impairment charges related to long-lived and intangible assets.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance and net activity for the $2,000,000 installment payment to the Buyer was as follows (in thousands):

Installment Payment
Balance at February 28, 2009	$—
Provision	2,000
Cash payments	(1,333)

Balance at February 27, 2010	667
Cash payments	(667)

Balance at February 26, 2011	$—

4.	Debt Agreement

On February 18, 2010, the Company entered into an unsecured $50,000,000 Revolving Credit Facility Agreement (the “Credit Agreement”) with certain lenders, which expires on March 1, 2013. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate maximum amount of the credit facility by up to an additional $50,000,000. The Credit Agreement will be used by the Company to issue letters of credit and could be used, among other things, to support working capital needs, fund capital expenditures and other general corporate purposes.

Approximately $4,045,000 in stand-by letters of credit was outstanding as of February 26, 2011 under the Credit Agreement. No advances were outstanding under the Credit Agreement as of February 26, 2011. Accordingly, the total revolving credit availability under the Credit Agreement was $45,955,000 as of February 26, 2011.

The Company’s ability to borrow monies in the future under the Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a minimum leverage ratio (as defined in the Credit Agreement) and minimum consolidated tangible net worth (as defined in the Credit Agreement). The Company was in compliance with all such covenants as of February 26, 2011.

To maintain availability of funds under the Credit Agreement, the Company will pay a 0.25% per annum commitment fee on the revolving credit commitments under the Credit Agreement.

The interest rates per annum applicable to amounts outstanding under the Credit Agreement at February 26, 2011 are, at the Company’s option, either (a) the Base Rate as defined in the Credit Agreement (the “Base Rate”) plus a margin of 0.50% per annum, or (b) the LIBOR Rate as defined in the Credit Agreement (the “LIBOR Rate”) plus a margin of 1.50% per annum. The margin over the Base Rate and the LIBOR Rate under the Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum margin over the Base Rate under the Credit Agreement will be 1.00% per annum; the maximum margin over the LIBOR Rate under the Credit Agreement will be 2.00% per annum. Interest payments under the Credit Agreement are due on the interest payment dates specified in the Credit Agreement.

The obligations under the Credit Agreement generally are unsecured, except that, upon a Collateralization Event (as defined in the Credit Agreement), the Company will be deemed to have granted a security interest in

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Collateral (as defined in the Credit Agreement), subject to certain specified liens. In certain circumstances, such security interest may be released (and may subsequently spring back into effect) depending on whether the Collateralization Event is continuing (or a new Collateralization Event has occurred). No Collateralization Events occurred during 2011.

5.	Leases

The Company leases retail stores under non-cancelable operating leases, which generally have lease terms ranging from five to 10 years. Most of these lease arrangements do not provide for renewal periods. Many leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. In addition to rent payments, these leases generally require the Company to pay real estate taxes, insurance, maintenance and other costs. The components of rent expense from continuing operations incurred under these leases are as follows (in thousands):

	2011	2010	2009
Base rent, net of landlord deferred credits	$80,951	$82,136	$83,880
Step rent	(1,192)	(1,105)	(653)
Contingent rent	2,849	1,555	1,774

Rent expense	$82,608	$82,586	$85,001

A schedule of future base rent payments by fiscal year for signed operating leases at February 26, 2011 with initial or remaining non-cancelable terms of one year or more is as follows (in thousands):

2012	$74,941
2013	65,671
2014	57,252
2015	45,449
2016	31,515
Thereafter	52,853

$327,681

This schedule of future base rent payments includes lease commitments for one new store and three remodeled stores that were not open as of February 26, 2011.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes

The components of income taxes from continuing operations are as follows (in thousands):

	2011	2010	2009
Currently payable:
Federal	$35,047	$19,440	$(4,682)
State	3,746	2,680	(192)

	38,793	22,120	(4,874)
Deferred:
Federal	2,294	(1,281)	21,485
State	190	708	3,667

	2,484	(573)	25,152

Total income tax expense from continuing operations	$41,277	$21,547	$20,278

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2011	2010
Deferred tax assets:
Deferred credits from landlords	$13,488	$16,249
Share-based compensation	4,979	5,298
Compensation accrual	3,820	3,282
Deferred Compensation	1,035	308
Other	5,494	6,944

Total gross deferred tax assets	28,816	32,081
Deferred tax liabilities:
Inventories	(6,540)	(6,334)
Property and equipment	(954)	(1,489)
Other	(697)	(1,271)

Total deferred tax liabilities	(8,191)	(9,094)

Net deferred tax asset	$20,625	$22,987

The effective income tax rate related to continuing operations varies from the statutory federal income tax rate for 2011, 2010 and 2009 due to the following:

	2011	2010	2009
Tax at statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	1.9	4.1
Tax-exempt interest	—	(0.1)	(0.1)
Valuation allowance	—	(8.1)	—
Tax contingencies	(0.3)	0.7	0.3
Other	0.1	0.4	0.7

	37.5%	29.8%	40.0%

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2010, the Company finalized a favorable agreement with the Internal Revenue Service regarding the income tax treatment of the terminated merger and litigation expenses which allowed the Company to treat all of the terminated merger and litigation expenses as an ordinary deduction instead of a portion as an ordinary deduction and another portion as a capital loss. The Company determined that its previously classified capital loss carryforward would be recovered through operating income and the valuation allowance of $6,546,000 attributable to the capital loss was no longer necessary and was reversed in 2010.

As of February 26, 2011, the Company had approximately $15,719,000 of net operating loss carryforwards for state tax purposes. If not used, these carryforwards will expire between 2012 and 2032.

Payments (refunds) of income taxes for 2011, 2010 and 2009, equaled $42,428,000, ($10,993,000) and $2,374,000, respectively.

The Company is subject to U.S. federal income tax as well as income tax by multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through fiscal 2006 and all state and local income tax matters through fiscal 2001. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities.

Uncertain Tax Positions

As of February 26, 2011 and February 27, 2010, the Company had $10,395,000 and $12,087,000 of unrecognized tax benefits respectively, $4,398,000 and $4,781,000 respectively, of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits as of February 26, 2011, it is reasonably possible that the total unrecognized tax benefits could decrease by up to $2,400,000 during the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the Consolidated Balance Sheets in the period in which such the matter is effectively settled with the tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. In 2011, 2010 and 2009, $76,000, $398,000 and $245,000, respectively, of interest and penalties were included in “Income tax expense” on the Consolidated Statements of Income. The Company has accrued $2,865,000 and $2,832,000 for the payment of interest and penalties as of February 26, 2011 and February 27, 2010, respectively.

The following table summarizes the activity related to its unrecognized tax benefits for U.S. federal and state tax jurisdictions and excludes accrued interest and penalties (in thousands):

	2011	2010	2009
Unrecognized Tax Benefits at Beginning of Year	$9,255	$11,843	$13,466
Increases in Tax Positions for Prior Years	26	3,163	181
Decreases in Tax Positions for Prior Years	(1,166)	(4,106)	(749)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	106	489	136
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(113)	(1,452)	(794)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(578)	(682)	(397)

Unrecognized Tax Benefits at End of Year	$7,530	$9,255	$11,843

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Retirement Plan

The Company sponsors a defined contribution profit sharing plan, which covers substantially all employees who have completed one year of service and met other eligibility criteria. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan also has a 401(k) feature whereby the Company matches employee contributions to the plan. Effective October 1, 2009, the Company changed its matching contribution from 100 percent of employee contributions to the plan up to three percent of an employee’s wages to 50 percent of employee contributions to the plan up to six percent of an employee’s wages. The Company’s total expense charged to continuing operations for the plan in 2011, 2010 and 2009 amounted to $844,000, $2,250,000 and $2,029,000, respectively.

The Company has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under the qualified defined contribution plan. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $2,661,000 and $788,000 at February 26, 2011 and February 27, 2010, respectively, and is included in “Other long-term liabilities”. Total expense from continuing operations recorded under these plans was $164,000, $84,000 and $39,000 for 2011, 2010 and 2009, respectively.

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

Total share-based compensation expense charged to continuing operations in 2011, 2010 and 2009 was $4,209,000, $3,508,000 and $4,412,000, respectively.

Stock Option Activity

Stock options have been granted to non-employee Directors, officers and other key employees. Generally, options outstanding under the plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years and expire ten years after the date of grant.

The estimated weighted-average fair value of the individual options granted during 2011, 2010 and 2009 was $6.00, $2.49 and $1.91, respectively on the date of the grant. The fair values for all years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010	2009
Dividend yield	1.02%	2.18%	—
Volatility	57.6%	54.5%	47.9%
Risk-free interest rate	2.18%	1.69%	2.31%
Expected life	4.6 years	4.5 years	4.6 years

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

A reconciliation of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 27, 2010	3,667,627	$9.98
Granted	433,234	13.18
Exercised	(541,802)	9.19		$4,154,945
Forfeited	(85,658)	8.20
Expired	(76,728)	16.42

Outstanding at February 26, 2011	3,396,673	$10.41	5.8	$23,700,527

Exercisable at February 26, 2011	1,906,503	$12.14	4.1	$9,937,327

As of February 26, 2011, there was $2,783,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.8 years.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $4,155,000, $1,585,000 and $144,000, respectively.

The following table summarizes information concerning outstanding and exercisable options at February 26, 2011:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 1-$ 5	483,250	6.7	$4.48	234,750	$4.45
$ 5-$10	1,220,926	6.1	6.47	464,313	6.72
$10-$15	921,943	6.9	13.06	445,600	13.14
$15-$25	770,554	3.6	17.20	761,840	17.22

	3,396,673	5.8	$10.41	1,906,503	$12.14

The Company recorded compensation expense related to stock options within continuing operations of $1,772,000, $1,268,000 and $1,865,000 in 2011, 2010 and 2009, respectively.

Restricted Stock Activity

The Company has granted shares of the Company’s stock to non-employee Directors, officers and other key employees that are subject to restrictions. The restricted stock granted to employees under the 2002 and 2009 Incentive Plans either vest upon the achievement of specified levels of net income growth over a three-year

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period or were granted such that they cliff-vest after a three-year period. For the performance-based awards, should the net income criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee Directors cliff-vest after a one-year period from grant date. The Company recorded compensation expense related to restricted stock within continuing operations of $2,372,000, $2,174,000 and $2,474,000 in 2011, 2010 and 2009, respectively.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at February 27, 2010	848,543	$7.66
Granted	220,808	13.50
Vested	(288,295)	11.44
Forfeited	(33,815)	7.26

Unvested at February 26, 2011	747,241	$7.95

As of February 26, 2011, there was $2,224,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 1.7 years. The total value of awards for which restrictions lapsed (vested) during 2011 was $4,064,000.

Employee Stock Purchase Plan

In 2005, the Company adopted The Finish Line, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees are able to contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85 percent of the market price on a specified date each offering period. As of February 26, 2011, 2,400,000 shares of common stock were authorized for purchase under the ESPP, of which, 28,000, 53,000 and 73,000 shares were purchased during 2011, 2010 and 2009, respectively. The Company recognizes compensation expense based on the 15% discount at purchase. The Company recorded compensation expense related to the ESPP within continuing operations of $65,000, $66,000 and $73,000 in 2011, 2010 and 2009, respectively.

9.	Earnings Per Share

Basic earnings from continuing operations per share is calculated by dividing income from continuing operations associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in ASC 260-10, “Earnings Per Share”.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	2011	2010	2009
Income from continuing operations	$68,864	$50,833	$30,402
Income from continuing operations attributable to participating securities	981	739	507

Income from continuing operations available to common shareholders	$67,883	$50,094	$29,895

Basic earnings from continuing operations per share:
Weighted-average number of common shares outstanding	52,979	54,221	53,846
Basic earnings from continuing operations per share	$1.28	$0.92	$0.56
Diluted earnings from continuing operations per share:
Weighted-average number of common shares outstanding	52,979	54,221	53,846
Stock options(a)	796	376	262

Diluted weighted-average number of common shares outstanding	53,775	54,597	54,108

Diluted earnings from continuing operations per share	$1.26	$0.92	$0.55

(a)	The computation of diluted earnings from continuing operations per share excludes options to purchase approximately 1.2 million, 1.8 million and 2.1 million shares of common stock in 2011, 2010 and 2009, respectively, because the impact of such options would have been antidilutive.

10.	Common Stock

At February 26, 2011, shares of the Company’s stock outstanding consisted of Class A and Class B Common Stock. Class A and Class B Common Stock have identical rights with respect to dividends and liquidation preference. However, Class A and Class B Common Stock differ with respect to voting rights, convertibility and transferability.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 17, 2008, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. During 2011, the Company repurchased 1,586,281 shares of its Class A Common Stock at an average price of $13.97 per share for an aggregate amount of $22,168,000. Since the inception of the stock repurchase program, the Company has purchased 2,975,994 shares of its Class A Common Stock at an average price of $12.80 per share for an aggregate amount of $38,104,000, which leaves 2,024,006 shares remaining available to repurchase under the stock repurchase program. As of February 26, 2011, the Company holds as treasury shares 6,963,924 shares of its Class A Common Stock at an average price of $11.41 per share for an aggregate purchase amount of $79,431,000. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the ESPP, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On January 19, 2011, the Company’s Board of Directors increased its quarterly cash dividend to $0.05 per share from $0.04 per share of Class A and Class B common stock. The Company declared dividends of $9,092,000, $7,124,000 and $4,937,000 during 2011, 2010 and 2009, respectively. As of February 26, 2011 and February 27, 2010, dividends declared but not paid were $2,653,000 and $2,159,000, respectively. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

11.	Impairment Charges

In the fourth quarter of 2011, 2010 and 2009, the Company recorded asset impairment charges from continuing operations of $1,228,000 for five identified under-performing stores, $6,771,000 for 21 identified under-performing stores and $6,118,000 for 17 identified under-performing stores, respectively. The asset impairment review encompassed all stores open for at least two years with negative contribution and cash flows as well as stores opened less than two years which had other events or changes in circumstances that indicated

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the store’s assets may not be recoverable. The asset impairment charge was calculated as the difference between the carrying amount of the impaired assets and each impaired store’s estimated future discounted cash flows.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Quarterly Financial Information (Unaudited)

	Quarter Ended
	May 29, 2010		August 28, 2010		November 27, 2010		February 26, 2011
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$282,398	100.0%	$301,070	100.0%	$260,935	100.0%	$384,599	100.0%
Cost of sales (including occupancy costs)	188,428	66.7	201,301	66.9	179,056	68.6	246,288	64.0

Gross profit	93,970	33.3	99,769	33.1	81,879	31.4	138,311	36.0
Selling, general and administrative expenses	71,779	25.4	72,778	24.2	75,278	28.9	82,883	21.6
Store closing costs	—	—	—	—	87	—	263	0.1
Impairment charges	—	—	—	—	—	—	1,228	0.3

Operating income	22,191	7.9	26,991	8.9	6,514	2.5	53,937	14.0
Interest income, net	64	—	155	0.1	151	0.1	138	—

Income from continuing operations before income taxes	22,255	7.9	27,146	9.0	6,665	2.6	54,075	14.0
Income tax expense	8,586	3.1	10,342	3.4	2,531	1.0	19,818	5.1

Income from continuing operations	13,669	4.8	16,804	5.6	4,134	1.6	34,257	8.9
(Loss) income from discontinued operations, net of income tax	(23)	—	10	—	(12)	—	(5)	—

Net income	$13,646	4.8%	$16,814	5.6%	$4,122	1.6%	$34,252	8.9%

Income (loss) per basic share(a):
Income from continuing operations	0.25		$0.31		$0.08		$0.64
Loss from discontinued operations	—		—		—		—

Net income	$0.25		$0.31		$0.08		$0.64

Income (loss) per diluted share(a):
Income from continuing operations	0.25		$0.31		$0.08		$0.63
Loss from discontinued operations	—		—		—		—

Net income	$0.25		$0.31		$0.08		$0.63

Dividends declared per share	$0.04		$0.04		$0.04		$0.05

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	May 30, 2009		August 29, 2009		November 28, 2009		February 27, 2010
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales(b)	$259,096	100.0%	$298,733	100.0%	$240,056	100.0%	$374,530	100.0%
Cost of sales (including occupancy costs)	182,722	70.5	203,364	68.1	169,144	70.5	238,326	63.6

Gross profit	76,374	29.5	95,369	31.9	70,912	29.5	136,204	36.4
Selling, general and administrative expenses	73,154	28.2	75,260	25.2	70,351	29.3	78,558	21.0
Store closing costs	231	0.1	1,381	0.4	535	0.2	560	0.2
Impairment charges	—	—	—	—	—	—	6,771	1.8

Operating income	2,989	1.2	18,728	6.3	26	—	50,315	13.4
Interest income, net	104	—	108	—	66	—	44	—

Income from continuing operations before income taxes	3,093	1.2	18,836	6.3	92	—	50,359	13.4
Income tax expense (benefit)(c)	1,334	0.5	7,088	2.4	(6,439)	(2.7)	19,564	5.2

Income from continuing operations	1,759	0.7	11,748	3.9	6,531	2.7	30,795	8.2
(Loss) income from discontinued operations, net of income tax	(2,367)	(0.9)	(12,622)	(4.2)	62	—	(234)	—

Net (loss) income	$(608)	(0.2)%	$(874)	(0.3)%	$6,593	2.7%	$30,561	8.2%

Income (loss) per basic share(a):
Income from continuing operations	$0.03		$0.21		$0.12		$0.56
Loss from discontinued operations	(0.04)		(0.23)		—		—

Net (loss) income	$(0.01)		$(0.02)		$0.12		$0.56

Income (loss) per diluted share(a):
Income from continuing operations	$0.03		$0.21		$0.12		$0.56
Loss from discontinued operations	(0.04)		(0.23)		—		(0.01)

Net (loss) income	$(0.01)		$(0.02)		$0.12		$0.55

Dividends declared per share	$0.03		$0.03		$0.03		$0.04

(a)	Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total for the fiscal year.
(b)	In the fourth quarter of 2010, the Company recorded revenue of $2,622,000 relating to a change in estimate for gift card forfeitures.
(c)	In the third quarter of 2010, the Company recorded a $6,546,000 tax benefit regarding the tax treatment of the terminated merger and litigation expenses.

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

The table above sets forth quarterly operating data of the Company, including such data as a percentage of net sales, for 2011 and 2010. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments, other than those noted, necessary for a fair presentation of the information for the periods presented.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

(b) Management’s Report on Internal Control Over Financial Reporting. The report of management of the Company regarding internal control over financial reporting appears under the caption “Management’s Report On Internal Control Over Financial Reporting” in Item 8 preceding the Company’s financial statements of this Annual Report on Form 10-K and is incorporated by reference herein.

(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Attestation Report of Independent Registered Public Accounting Firm. The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting appears under the caption “Report of Independent Registered Public Accounting Firm” in Item 8 preceding the Company’s financial statements of this Annual Report on Form 10-K.

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Except for information disclosed in Part I, Item 4.5, under the heading “Directors and Executive Officers of the Registrant,” the information required by this Item is incorporated by reference to the information contained under the captions “Management—Executive Officers and Directors,” “Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors, Committees and Meetings—Meetings and Committees of the Board of Directors—The Audit Committee” in the Company’s Proxy Statement for its Annual Shareholders Meeting (the “2011 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of February 26, 2011, the Company’s most recent fiscal year-end. The Company has a Code of Ethics policy that applies to all officers, employees and directors of the Company. It is available at the Company’s website at www.finishline.com.

Item 11—Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained under the caption “Executive Compensation” in the 2011 Proxy Statement to be filed within 120 days of February 26, 2011, the Company’s most recent fiscal year-end.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement to be filed within 120 days of February 26, 2011, the Company’s most recent fiscal year-end.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of February 26, 2011:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	3,396,673	$10.41	8,350,067	(2)
Equity compensation plans not approved by shareholders	—	—	—

(1)	These shares are subject to awards made or to be made under the Company’s 1992 Employee Stock Incentive Plan, 2002 Stock Incentive Plan, 2009 Stock Incentive Plan, Non-Employee Director Stock Option Plan and Employee Stock Purchase Plan.
(2)	Includes the following shares which remain available for future issuance under the referenced plan as of February 26, 2011: (i) 627,942 shares under the 2002 Stock Incentive Plan; (ii) 5,653,953 shares under the 2009 Stock Incentive Plan; and (iii) 2,068,172 shares under the Employee Stock Purchase Plan. No shares remain available for future issuance under the Non-Employee Director Stock Option Plan or the 1992 Employee Stock Incentive Plan. From and after July 23, 2009, the only shares issuable under the 2002 Stock Incentive Plan (other than shares issuable upon the exercise of outstanding options, as disclosed in column (a)) include 258,942 shares eligible for issuance in respect of shares returned to the plan by forfeiture after July 23, 2009, and 369,000 Class B common shares of the Company eligible for issuance in exchange for outstanding Class A common shares subject to unvested incentive stock awards.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained under the captions “Executive Compensation—Related Party Transactions” and “Board of Directors, Committees and Meetings—Independence of Directors” in the 2011 Proxy Statement to be filed within 120 days of February 26, 2011, the Company’s most recent fiscal year-end.

Item 14—Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information contained under the captions “Audit Committee Report—Independent Auditor Fee Information” and “Audit Committee Report—Pre-Approval Policies and Proceedings” in the 2011 Proxy Statement to be filed within 120 days of February 26, 2011, the Company’s most recent fiscal year-end.

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

(c) Exhibits

Exhibit Number	Description

2.1	Definitive Merger Agreement with Genesco dated June 17, 2007.(5)

2.2	Amended Commitment Letter.(6)

2.3	Asset Purchase Agreement, dated June 21, 2009 by and among The Finish Line Man Alive, Inc., The Finish Line, Inc., Man Alive Acquisitions, LLC, and the other entities listed therein.(16)

3.1	Restated Articles of Incorporation of The Finish Line, Inc., amended and restated as of July 23, 2009.(17)

3.2	Bylaws of The Finish Line, Inc., amended as of July 23, 2009.(18)

4.1	1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.(1)*

4.2	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

4.3	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(4)*

4.4	Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(9)*

4.5	Amendment No. 3 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(19)*

4.6	The Finish Line, Inc. 2009 Incentive Plan.(22)*

10.1	Form of Incentive Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(2)*

10.2	Form of Non-Qualified Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(3)*

Exhibit Number	Description

10.3	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.*

10.4	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.*

10.5	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.*

10.6	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.*

10.7	Form of Incentive Stock Award Letter pursuant to the 2002 Employee Stock Incentive Plan.*

10.8	Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(29)

10.9	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(30)*

10.10	The Finish Line, Inc. Employee Stock Purchase Plan.(31)*

10.11	Settlement Agreement among The Finish Line, Inc., Genesco Inc., UBS Securities LLC and UBS Loan Finance LLD dated March 3, 2008.(8)

10.12	The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.(7)*

10.13	Retirement Agreement between The Finish Line, Inc. and Alan H. Cohen.(10)*

10.14	Amended and Restated Employment Agreement of Glenn S. Lyon, dated as of December 31, 2008.(11)*

10.15	Amended and Restated Employment Agreement of Steven J. Schneider, dated as of December 31, 2008.(12)*

10.16	Amended and Restated Employment Agreement of Gary D. Cohen, dated as of December 31, 2008.(13)*

10.17	Employment Agreement of Edward W. Wilhelm, dated as of March 30, 2009.(14)*

10.18	Amendment No. 1 to the Amended and Restated Employment Agreement of Edward W. Wilhelm.(39)*

10.19	Amendment No. 1 to The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.(15)*

10.20	Form of The Finish Line, Inc. 2009 Incentive Plan Non-Qualified Stock Option Award Agreement.(20)*

10.21	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement.(21)*

10.22	Revolving Credit Facility Credit Agreement, dated as of February 18, 2010, among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holding, LLC as borrowers, The Finish Line MA, Inc. and Paiva, LLC as guarantors, certain lenders and PNC Bank, National Association, as Administrative Agent.

10.23	Continuing Agreement of Guaranty And Suretyship—Subsidiaries, dated as of February 18, 2010, by The Finish Line MA, Inc. and Paiva, LLC in favor of the lenders named therein.(23)

10.24	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Steven Schneider.(24)*

10.25	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Steven Schneider.(36)*

Exhibit Number	Description

10.26	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon.(25)*

10.27	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon.(37)*

10.28	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Gary Cohen.(26)*

10.29	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Gary Cohen.(38)*

10.30	Form of Restricted Stock Award Agreement for Time Based Vesting.(27)*

10.31	Form of Restricted Stock Award Agreement for Performance Based Vesting.(28)*

10.32	Amendment No. 1 to The Finish Line, Inc. 2009 Incentive Plan.(32)*

10.33	Amended and Restated Employment Agreement of George S. Sanders, dated as of December 31, 2008.(34)*

10.34	Amendment No. 1 to the Amended and Restated Employment Agreement of George S. Sanders.(35)*

10.35	Retirement Agreement, effective April 8, 2011, between Donald E. Courtney and The Finish Line, Inc.(40)*

21	Subsidiaries of The Finish Line, Inc.(33)

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form S-8 (File No. 333-62063) and incorporated herein by reference.
(2)	Previously filed as Exhibit 10.6.2 to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.6.3 to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(4)	Previously filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended March 3, 2007 and incorporated herein by reference.
(5)	Previously filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007 and incorporated herein by reference.
(6)	Previously filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.
(7)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2007 and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008 and incorporated herein by reference.
(9)	Previously filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 17, 2008 and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2008 and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 31, 2008 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 31, 2008 and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 14, 2009 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2009 and incorporated herein by reference.
(16)	Previously filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009 and incorporated herein by reference.
(17)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(18)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(21)	Previously filed as Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(23)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2010 and incorporated herein by reference.
(24)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010 and incorporated herein by reference.
(25)	Previously filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010 and incorporated herein by reference.
(26)	Previously filed as Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010 and incorporated herein by reference.
(27)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011 and incorporated herein by reference.
(28)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011 and incorporated herein by reference.
(29)	Previously filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.
(30)	Previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.
(31)	Previously filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.
(32)	Previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.
(33)	Previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.
(34)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011 and incorporated herein by reference.
(35)	Previously filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011 and incorporated herein by reference.
(36)	Previously filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 and incorporated herein by reference.
(37)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 and incorporated herein by reference.

(38)	Previously filed as Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 and incorporated herein by reference.
(39)	Previously filed as Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 and incorporated herein by reference.
(40)	Previously filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2011 and incorporated herein by reference.

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date: May 6, 2011	By:	/s/ EDWARD W. WILHELM
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

Date: May 6, 2011	/S/ GLENN S. LYON
Glenn S. Lyon, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2011	/S/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2011	/S/ BEAU J. SWENSON
Beau J. Swenson, Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 6, 2011	/S/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date: May 6, 2011	/S/ BILL KIRKENDALL
Bill Kirkendall, Director

Date: May 6, 2011	/S/ WILLIAM CARMICHAEL
William Carmichael, Director

Date: May 6, 2011	/S/ CATHERINE LANGHAM
Catherine Langham, Director

Date: May 6, 2011	/S/ DOLORES KUNDA
Dolores Kunda, Director

Date: May 6, 2011	/S/ NORMAN GURWITZ
Norman Gurwitz, Director

Date: May 6, 2011	/S/ RICHARD CRYSTAL
Richard Crystal, Director

Date: May 6, 2011	/S/ MARK LANDAU
Mark Landau, Director

Exhibit Index

Exhibit Number	Description

4.2	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

10.3	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.*

10.4	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.*

10.5	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Employee Stock Incentive Plan.*

10.6	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Employee Stock Incentive Plan.*

10.7	Form of Incentive Stock Award Letter pursuant to the 2002 Employee Stock Incentive Plan.*

10.22	Revolving Credit Facility Credit Agreement, dated as of February 18, 2010, among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holding, LLC as borrowers, The Finish Line MA, Inc. and Paiva, LLC as guarantors, certain lenders and PNC Bank, National Association, as Administrative Agent.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.