Form 10-Q
period 2011-05-28
FINISH LINE INC /IN/
filed 2011-06-24
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at June 17, 2011:

Class A	52,653,420
Class B	1,158,228

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 28, 2011	May 29, 2010	February 26, 2011
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$287,045	$248,090	$299,323
Accounts receivable, net	7,118	2,338	10,552
Merchandise inventories, net	206,501	197,750	193,505
Other	6,116	5,473	6,304

Total current assets	506,780	453,651	509,684

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,659	41,620	41,653
Leasehold improvements	223,456	226,578	223,485
Furniture, fixtures and equipment	116,392	105,582	115,054
Construction in progress	4,482	1,834	2,820

	387,546	377,171	384,569
Less accumulated depreciation	263,525	245,130	258,059

	124,021	132,041	126,510

Deferred income taxes	22,438	26,726	23,795
Other assets, net	5,393	4,403	4,856

Total assets	$658,632	$616,821	$664,845

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 28, 2011	May 29, 2010	February 26, 2011
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,034	$66,533	$72,780
Employee compensation	12,504	12,003	18,516
Accrued property and sales tax	5,860	6,082	8,188
Income taxes payable	595	1,452	6,776
Deferred income taxes	4,294	4,023	3,170
Other liabilities and accrued expenses	16,061	14,799	16,990

Total current liabilities	103,348	104,892	126,420

Deferred credits from landlords	32,877	38,863	34,653
Other long-term liabilities	14,450	14,705	13,527

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized – 100,000
Shares issued – (May 28, 2011 – 58,737; May 29, 2010 – 57,532; February 26, 2011 – 58,001)
Shares outstanding – (May 28, 2011 – 52,614; May 29, 2010 – 51,869; February 26, 2011 – 51,037)	587	575	580
Class B:
Shares authorized – 10,000
Shares issued and outstanding – (May 28, 2011 – 631; May 29, 2010 – 1,778; February 26, 2011 – 1,351)	6	18	13
Additional paid-in capital	206,325	192,421	197,036
Retained earnings	385,779	323,776	372,047
Treasury stock – (May 28, 2011 – 6,123; May 29, 2010 – 5,663; February 26, 2011 – 6,964)	(84,740)	(58,429)	(79,431)

Total shareholders’ equity	507,957	458,361	490,245

Total liabilities and shareholders’ equity	$658,632	$616,821	$664,845

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 28, 2011	May 29, 2010
Net sales	$299,474	$282,398
Cost of sales (including occupancy costs)	196,211	188,428

Gross profit	103,263	93,970
Selling, general and administrative expenses	76,692	71,779

Operating income	26,571	22,191
Interest income, net	142	64

Income from continuing operations before income taxes	26,713	22,255
Income tax expense	10,297	8,586

Income from continuing operations	16,416	13,669
Loss from discontinued operations, net of income taxes	—	(23)

Net income	$16,416	$13,646

Income per basic share:
Income from continuing operations	$0.31	$0.25
Loss from discontinued operations	—	—

Net income	$0.31	$0.25

Basic weighted average shares	53,107	53,475

Income per diluted share:
Income from continuing operations	$0.30	$0.25
Loss from discontinued operations	—	—

Net income	$0.30	$0.25

Diluted weighted average shares	53,973	54,297

Dividends declared per share	$0.05	$0.04

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - (Unaudited)

	Thirteen Weeks Ended
	May 28, 2011	May 29, 2010
OPERATING ACTIVITIES:
Net income	$16,416	$13,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,612	6,431
Deferred income taxes	2,481	284
Loss (gain) on disposal of property and equipment	40	(22)
Share-based compensation	1,043	939
Excess tax benefits from share-based compensation	(4,716)	(841)
Changes in operating assets and liabilities:
Accounts receivable, net	3,434	1,430
Merchandise inventories, net	(12,996)	(6,856)
Other assets	449	9,151
Accounts payable	(8,746)	6,231
Employee compensation	(6,012)	(4,255)
Accrued income taxes payable	(3,405)	(6,840)
Other liabilities and accrued expenses	(3,293)	(2,464)
Deferred credits from landlords	(1,776)	(1,143)

Net cash (used in) provided by operating activities	(10,469)	15,691

INVESTING ACTIVITIES:
Payments for sale of discontinued operations	—	(500)
Additions to property and equipment	(4,178)	(2,538)
Proceeds from disposals of property and equipment	15	36

Net cash used in investing activities	(4,163)	(3,002)

FINANCING ACTIVITIES:
Dividends paid to shareholders	(2,653)	(2,160)
Proceeds from issuance of common stock	9,901	2,212
Purchase of treasury stock	(9,610)	—
Excess tax benefits from share-based compensation	4,716	841

Net cash provided by financing activities	2,354	893
Net (decrease) increase in cash and cash equivalents	(12,278)	13,582
Cash and cash equivalents at beginning of period	299,323	234,508
Cash and cash equivalents at end of period	$287,045	$248,090

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

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 26, 2011 (“fiscal 2011”).

2. Fair Value Measurements

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

As of May 28, 2011, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

3. Share-Based Compensation

Stock Option Activity

Stock options have been granted to directors, officers and other key employees. Generally, options outstanding under the plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years and expire ten years after the date of grant.

The estimated weighted-average fair value of the individual options granted during the thirteen weeks ended May 28, 2011 was $8.96 on the date of the grant. The fair values for the thirteen weeks ended May 28, 2011 were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	1.13%
Volatility	57.7%
Risk-free interest rate	2.11%
Expected life	4.8 years

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

A reconciliation of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 26, 2011	3,396,673	$10.41
Granted	441,207	19.51
Exercised	(1,000,787)	9.78		$10,254,517
Forfeited	(6,884)	7.79
Expired	—	—

Outstanding at May 28, 2011	2,830,209	$12.06	6.6	$30,211,345

Exercisable at May 28, 2011	1,348,386	$12.39	4.4	$13,938,445

4. Earnings Per Share

Basic earnings from continuing operations per share is calculated by dividing income from continuing operations associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method discussed in Accounting Standards Codification (“ASC”) 260-10, “Earnings Per Share”.

On March 1, 2009, the Company adopted amendments to ASC 260-10, which impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of net income.

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 28, 2011	May 29, 2010
Income from continuing operations	$16,416	$13,669
Income from continuing operations attributable to participating securities	164	201

Income from continuing operations available to common shareholders	$16,252	$13,468

Basic earnings from continuing operations per share:
Weighted-average number of common shares outstanding	53,107	53,475
Basic earnings from continuing operations per share	$0.31	$0.25
Diluted earnings from continuing operations per share:
Weighted-average number of common shares outstanding	53,107	53,475
Stock options(a)	866	822

Diluted weighted-average number of common shares outstanding	53,973	54,297

Diluted earnings from continuing operations per share	$0.30	$0.25

(a)	The computation of diluted earnings from continuing operations per share excludes options to purchase approximately 0.3 million and 1.3 million shares of common stock in the thirteen weeks ended May 28, 2011 and May 29, 2010, respectively, because the impact of such options would have been antidilutive.

5. Common Stock

On January 19, 2011, the Company’s Board of Directors increased its quarterly cash dividend from $0.04 per share to $0.05 per share of its Class A and Class B common stock. The Company declared dividends of $2,684,000 during the thirteen weeks ended May 28, 2011. The cash dividends of $2,684,000 were paid on June 13, 2011 to shareholders of record on May 27, 2011 and was included as of May 28, 2011 in “Other liabilities and accrued expenses.” Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

On July 17, 2008, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2011. The Company purchased 448,699 shares under the stock repurchase program at an average price of $21.42 per share for an aggregate amount of $9,610,000 during the thirteen weeks ended May 28, 2011. The remaining shares available for repurchase under the stock repurchase program are 1,575,307 shares as of May 28, 2011. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

6. Recent Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “future”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending and utility and product costs; product demand and market acceptance risks; further deterioration of economic and business conditions; the inability to locate and obtain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing; the availability of products; loss of key employees; management of strategic growth initiatives including potential mergers and acquisitions and other components of our capital allocation strategy; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended February 26, 2011 (“fiscal 2011”). Unless otherwise noted, all amounts reflect the results of the Company’s continuing operations.

The following table sets forth store and square feet information for each of the following periods:

	Thirteen Weeks Ended
	May 28, 2011	May 29, 2010
Number of Stores:
Beginning of period	664	666
Opened	—	4
Closed	(7)	(3)

End of period	657	667

	May 28, 2011	May 29, 2010
Square feet information as of:
Square feet	3,533,930	3,579,976
Average store size	5,379	5,367

Results of Operations

The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	May 28, 2011		May 29, 2010
	(Unaudited)		(Unaudited)
Footwear	$266,054	89%	$249,883	88%
Softgoods	33,420	11%	32,515	12%

Total	$299,474	100%	$282,398	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended
	May 28, 2011	May 29, 2010
	(Unaudited)
Net sales	100.0%	100.0%
Cost of sales (including occupancy costs)	65.5	66.7

Gross profit	34.5	33.3
Selling, general and administrative expenses	25.6	25.4

Operating income	8.9	7.9
Interest income, net	—	—

Income from continuing operations before income taxes	8.9	7.9
Income tax expense	3.4	3.1

Income from continuing operations	5.5	4.8
Loss from discontinued operations, net of income taxes	—	—

Net income	5.5%	4.8%

THIRTEEN WEEKS ENDED MAY 28, 2011 COMPARED TO THIRTEEN WEEKS ENDED MAY 29, 2010

Net Sales

	Thirteen Weeks Ended
	May 28, 2011	May 29, 2010
	(dollars in thousands)
	(unaudited)
Net sales	$299,474	$282,398
Comparable store sales increase	6.5%	10.9%

Net sales increased 6.0% for the thirteen weeks ended May 28, 2011 compared to the thirteen weeks ended May 29, 2010. The increase was attributable to a comparable store sales increase of 6.5% for the thirteen weeks ended May 28, 2011 resulting primarily from a 2.1% increase in average dollar per store transaction, a 1.5% increase in store traffic, a 0.2% increase in store conversion and a 55.0% increase in internet sales. In addition, there was a $2.4 million increase in net sales from stores that were opened after May 29, 2010, offset by reduced sales of $3.1 million from 17 closed stores since May 29, 2010. Comparable store footwear sales for the thirteen weeks ended May 28, 2011 increased 6.9% while comparable store softgoods sales increased 3.3% for the period. The increase in comparable store footwear sales is attributable to strong product sales in running and basketball categories offset partially by a decline in the women’s toning category.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended
	May 28, 2011	May 29, 2010
	(dollars in thousands)
	(unaudited)
Cost of sales (including occupancy costs)	$196,211	$188,428
Gross profit	$103,263	$93,970
Gross profit as a percentage of net sales	34.5%	33.3%

The 1.2% increase in gross profit, as a percentage of net sales, for the thirteen weeks ended May 28, 2011 as compared to the thirteen weeks ended May 29, 2010 was due to a 0.2% increase in product margin as a percentage of net sales and a 1.0% decrease in occupancy costs as a percentage of net sales. The 0.2% increase in product margin is primarily attributable to more full price sales as a percentage of total sales due to premium product offerings and the success of the Company’s strategy to appropriately position inventory levels. The 1.0% decrease in occupancy costs as a percentage of net sales is primarily the result of leveraging the 6.5% comparable store sales increase, operating 10 net fewer stores at May 28, 2011 compared to May 29, 2010, obtaining favorable lease renewals as well as receiving $1.1 million in landlord audit settlements.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended
	May 28, 2011	May 29, 2010
	(dollars in thousands)
	(unaudited)
Selling, general and administrative expenses	$76,692	$71,779
Selling, general and administrative expenses as a percentage of net sales	25.6%	25.4%

The $4.9 million increase in selling, general and administrative expenses for the thirteen weeks ended May 28, 2011 as compared to the thirteen weeks ended May 29, 2010 was primarily due to strategic spending in marketing initiatives to drive traffic to our website and our stores. In addition variable costs in fulfillment and freight increased in conjunction with the 55% increase in internet sales as well as the increase in store sales.

Interest Income, Net

	Thirteen Weeks Ended
	May 28, 2011	May 29, 2010
	(dollars in thousands)
	(unaudited)
Interest income, net	$142	$64
Interest income, net as a percentage of net sales	—%	—%

The increase of $78,000 was due to higher earned interest rates along with higher invested balances during the thirteen weeks ended May 28, 2011 compared to the thirteen weeks ended May 29, 2010.

Income Taxes

	Thirteen Weeks Ended
	May 28, 2011	May 29, 2010
	(dollars in thousands)
	(unaudited)
Income tax expense	$10,297	$8,586
Income tax expense as a percentage of net sales	3.4%	3.1%
Effective income tax rate	38.5%	38.6%

The increase in income tax expense of $1.7 million is due to income from continuing operations before income taxes increasing to $26.7 million for the thirteen weeks ended May 28, 2011 from $22.3 million for the thirteen weeks ended May 29, 2010.

Income from Continuing Operations

	Thirteen Weeks Ended
	May 28, 2011	May 29, 2010
	(dollars in thousands)
	(unaudited)
Income from continuing operations	$16,416	$13,669
Income from continuing operations as a percentage of net sales	5.5%	4.8%
Income from continuing operations per diluted share	$0.30	$0.25

The $2.7 million increase in income from continuing operations is attributable to the net sales improvement and maximizing product margins offset partially by strategic investments which increased selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash-on-hand and cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (dollars in thousands):

	May 28, 2011	May 29, 2010	February 26, 2011
	(unaudited)	(unaudited)
Cash and cash equivalents	$287,045	$248,090	$299,323
Merchandise inventories, net	$206,501	$197,750	$193,505
Interest-bearing debt	$—	$—	$—
Working capital	$403,432	$348,759	$383,264

Operating Activities

The Company had cash flows used in operating activities during the thirteen weeks ended May 28, 2011 of $10.5 million compared to $15.7 million provided by operating activities during the thirteen weeks ended May 29, 2010. The change of $26.2 million was primarily the result of an increase of inventories to support increased sales and a decrease in accounts payable due to timing. Cash equivalents are invested in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments with daily liquidity.

On a comparable per square foot basis, merchandise inventories increased 5.8% at May 28, 2011 compared to May 29, 2010, and were 7.6% higher than at February 26, 2011. The 5.8% increase per square foot compared to May 29, 2010 is a result of supporting the increase in sales.

Investing Activities

The Company had cash flows used in investing activities for the thirteen weeks ended May 28, 2011 of $4.2 million compared to $3.0 million for the thirteen weeks ended May 29, 2010. The $4.2 million used in the thirteen weeks ended May 28, 2011 was a result of the remodeling of existing stores, continued Nike Track Club rollout, e-commerce investments, merchandise system enhancements and IT system investments.

For the year ending March 3, 2012, the Company anticipates opening 5 to 10 new stores (none were opened during the thirteen weeks ended May 28, 2011), remodeling 30 to 35 existing stores (3 remodeled during the thirteen weeks ended May 28, 2011), and closing 10 to 15 stores (7 closed during the thirteen weeks ended May 28, 2011). In addition, the Company has various other corporate capital and technology projects that will require capital expenditures. The Company expects capital expenditures for the current fiscal year to approximate $35 to $40 million. The source of funds for these capital expenditures is expected to be the Company’s cash-on-hand.

Financing Activities

The Company had cash flows provided by financing activities for the thirteen weeks ended May 28, 2011 of $2.4 million compared to $0.9 million for the thirteen weeks ended May 29, 2010. The $1.5 million change is due to a $7.7 million increase in proceeds received from the issuance of common stock in connection with employee stock programs and a $3.9 million increase in excess tax benefits from share-based compensation, partially offset by $9.6 million in purchases of common stock under the Company’s stock repurchase program and a $0.5 million increase in dividends paid.

On January 19, 2011, the Company’s Board of Directors increased its quarterly cash dividend from $0.04 per share to $0.05 per share of its Class A and Class B common stock. The Company declared dividends of $2.7 million during the thirteen weeks ended May 28, 2011. The cash dividends of $2.7 million were paid on June 13, 2011 to shareholders of record on May 27, 2011 and was included as of May 28, 2011 in “Other liabilities and accrued expenses.” Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

On July 17, 2008, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 5.0 million shares of the Company’s Class A common stock outstanding through December 31, 2011. The Company purchased 0.4 million shares under the stock repurchase program at an average price of $21.42 per share for an aggregate amount of $9.6 million during the thirteen weeks ended May 28, 2011. The remaining shares available for repurchase under the stock repurchase program are 1.6 million shares as of May 28, 2011. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

Contractual Obligations

The Company’s contractual obligations primarily consist of long-term debt, operating leases and purchase orders for merchandise inventory. For the thirteen weeks ended May 28, 2011, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and reduction of operating leases due to store closings).

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

There have been no material changes to the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk associated with interest rates as of February 26, 2011 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011. For the thirteen weeks ended May 28, 2011, there has been no significant change in related market risk factors.

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011. There has been no significant change to identified risk factors for the thirteen weeks ended May 28, 2011.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 17, 2008, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 5.0 million shares of the Company’s Class A Common Stock. Under the stock repurchase program, the Company may purchase shares through December 31, 2011. Information on the shares repurchased under the program during the thirteen weeks ended May 28, 2011 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
March (2/27/11 – 4/2/11)	—	$—	—	2,024,006
April (4/3/11 – 4/30/11)	141,899	$21.21	141,899	1,882,107
May (5/1/11 – 5/28/11)	306,800	$21.51	306,800	1,575,307

	448,699	$21.42	448,699

(1)	– The average price paid per share includes any brokerage commissions.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	REMOVED AND RESERVED

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

(a)	Exhibits

10.1	Amendment No. 1 to the Amended and Restated Employment Agreement of George S. Sanders (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011).

10.2	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011).

10.3	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Steven Schneider (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011).

10.4	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Gary Cohen (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011).

10.5	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Edward W. Wilhelm (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011).

10.6	Retirement Agreement, effective April 8, 2011, between Donald E. Courtney and The Finish Line, Inc. (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: June 24, 2011	By:	/S/ EDWARD W. WILHELM
Edward W. Wilhelm
Executive Vice President-Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 1 to the Amended and Restated Employment Agreement of George S. Sanders (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011).

10.2	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011).

10.3	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Steven Schneider (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011).

10.4	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Gary Cohen (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011).

10.5	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Edward W. Wilhelm (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011).

10.6	Retirement Agreement, effective April 8, 2011, between Donald E. Courtney and The Finish Line, Inc. (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.