Form 10-Q
period 2011-08-27
FINISH LINE INC /IN/
filed 2011-09-23
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at September 9, 2011:

Class A	50,647,912
Class B	1,183,759

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 27, 2011	August 28, 2010	February 26, 2011
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$289,625	$253,703	$299,323
Accounts receivable, net	6,575	4,961	10,552
Merchandise inventories, net	229,836	217,040	193,505
Income taxes receivable	—	6,648	—
Other	6,255	5,080	6,304

Total current assets	532,291	487,432	509,684

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,676	41,620	41,653
Leasehold improvements	223,256	226,682	223,485
Furniture, fixtures and equipment	118,969	107,845	115,054
Construction in progress	4,540	1,760	2,820

	389,998	379,464	384,569
Less accumulated depreciation	267,798	250,752	258,059

	122,200	128,712	126,510

Deferred income taxes	26,431	26,710	23,795
Other assets	5,510	4,329	4,856

Total assets	$686,432	$647,183	$664,845

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 27, 2011	August 28, 2010	February 26, 2011
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$104,075	$97,159	$72,780
Employee compensation	12,899	11,672	18,516
Accrued property and sales tax	8,296	7,682	8,188
Income taxes payable	8,910	—	6,776
Deferred income taxes	5,233	4,908	3,170
Other liabilities and accrued expenses	16,446	15,271	16,990

Total current liabilities	155,859	136,692	126,420

Deferred credits from landlords	31,330	37,937	34,653
Other long-term liabilities	14,276	13,820	13,527

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—(August 27, 2011 – 58,739; August 28, 2010 – 57,597; February 26, 2011 – 58,001)
Shares outstanding—(August 27, 2011 – 50,608; August 28, 2010 – 50,816; February 26, 2011 – 51,037)	587	576	580
Class B:
Shares authorized—10,000
Shares issued and outstanding—(August 27, 2011 – 671; August 28, 2010 – 1,750; February 26, 2011 – 1,351)	7	18	13
Additional paid-in capital	207,906	193,669	197,036
Retained earnings	404,114	338,460	372,047
Treasury stock—(August 27, 2011 – 8,131; August 28, 2010 – 6,781; February 26, 2011 – 6,964)	(127,647)	(73,989)	(79,431)

Total shareholders’ equity	484,967	458,734	490,245

Total liabilities and shareholders’ equity	$686,432	$647,183	$664,845

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Net sales	$331,514	$301,070	$630,988	$583,468
Cost of sales (including occupancy costs)	215,180	201,301	411,391	389,729

Gross profit	116,334	99,769	219,597	193,739
Selling, general and administrative expenses	82,076	72,778	158,751	144,557
Store closing costs	580	—	597	—

Operating income	33,678	26,991	60,249	49,182
Interest income, net	139	155	281	219

Income from continuing operations before income taxes	33,817	27,146	60,530	49,401
Income tax expense	12,897	10,342	23,194	18,928

Income from continuing operations	20,920	16,804	37,336	30,473
Income (loss) from discontinued operations, net of income taxes	—	10	—	(13)

Net income	$20,920	$16,814	$37,336	$30,460

Income per basic share:
Income from continuing operations	$0.40	$0.31	$0.70	$0.56
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.40	$0.31	$0.70	$0.56

Basic weighted average shares	52,357	53,266	52,732	53,370

Income per diluted share:
Income from continuing operations	$0.39	$0.31	$0.69	$0.56
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.39	$0.31	$0.69	$0.56

Diluted weighted average shares	53,143	53,986	53,573	54,141

Dividends declared per share	$0.05	$0.04	$0.10	$0.08

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)—(Unaudited)

	Twenty-Six Weeks Ended
	August 27, 2011	August 28, 2010
OPERATING ACTIVITIES:
Net income	$37,336	$30,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,384	13,255
Deferred income taxes	(573)	1,185
Share-based compensation	2,406	1,860
(Gain) loss on disposal of property and equipment	628	(32)
Excess tax benefits from share-based compensation	(5,119)	(1,032)
Changes in operating assets and liabilities:
Accounts receivable, net	3,977	(1,194)
Merchandise inventories, net	(36,331)	(26,146)
Other assets	(51)	9,732
Accounts payable	31,295	36,858
Employee compensation	(5,617)	(4,586)
Income taxes payable	5,472	(15,807)
Other liabilities and accrued expenses	(470)	(176)
Deferred credits from landlords	(3,323)	(2,069)

Net cash provided by operating activities	43,014	42,308

INVESTING ACTIVITIES:
Payments for sale of discontinued operations	—	(667)
Additions to property and equipment	(9,719)	(6,035)
Proceeds from disposals of property and equipment	17	52

Net cash used in investing activities	(9,702)	(6,650)

FINANCING ACTIVITIES:
Dividends paid to shareholders	(5,337)	(4,334)
Proceeds from issuance of common stock	11,662	2,639
Excess tax benefits from share-based compensation	5,119	1,032
Purchase of treasury stock	(54,454)	(15,800)

Net cash used in financing activities	(43,010)	(16,463)

Net (decrease) increase in cash and cash equivalents	(9,698)	19,195
Cash and cash equivalents at beginning of period	299,323	234,508

Cash and cash equivalents at end of period	$289,625	$253,703

See accompanying notes.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of The Finish Line, Inc., along with its wholly-owned subsidiaries (individually and collectively referred to as the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Intercompany accounts and transactions have been eliminated in consolidation.

The Company has experienced, and expects to continue to experience, significant variability in sales and net income from reporting period to reporting period. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 26, 2011 (“fiscal 2011”), as filed with the Securities and Exchange Commission (“SEC”) on May 6, 2011.

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

As of August 27, 2011, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

3. Recent Accounting Pronouncements

Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

4. Earnings Per Share

Basic earnings from continuing operations per share is calculated by dividing income from continuing operations associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method or two class method (whichever is more dilutive) discussed in Accounting Standards Codification (“ASC”) 260-10, “Earnings Per Share”.

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

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen weeks ended		Twenty-six weeks ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Income from continuing operations	$20,920	$16,804	$37,336	$30,473
Income from continuing operations attributable to participating securities	169	235	298	436

Income from continuing operations available to common shareholders	$20,751	$16,569	$37,038	$30,037

Basic earnings from continuing operations per share:
Weighted-average number of common shares outstanding	52,357	53,266	52,732	53,370
Basic earnings from continuing operations per share	$0.40	$0.31	$0.70	$0.56
Diluted earnings from continuing operations per share:
Weighted-average number of common shares outstanding	52,357	53,266	52,732	53,370
Stock options(a)	786	720	841	771

Diluted weighted-average number of common shares outstanding	53,143	53,986	53,573	54,141

Diluted earnings from continuing operations per share	$0.39	$0.31	$0.69	$0.56

(a)	The computation of diluted earnings from continuing operations per share excludes options to purchase approximately 0.4 million and 1.3 million shares of common stock in the thirteen weeks ended August 27, 2011 and August 28, 2010, respectively, and 0.4 million and 1.3 million shares of common stock in the twenty-six weeks ended August 27, 2011 and August 28, 2011, respectively, because the impact of such options would have been antidilutive.

5. Common Stock

On July 17, 2008, the Company’s Board of Directors authorized a stock repurchase program (the “2008 stock repurchase program”) to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2011. The Company purchased 1,236,004 shares under the 2008 stock repurchase program at an average price of $21.94 per share for an aggregate amount of $27.1 million during the thirteen weeks ended August 27, 2011. Throughout the term of the 2008 stock repurchase program, the Company purchased 4,660,697 shares at an average price of $16.06 per share for an aggregate amount of $74.8 million. The 2008 stock repurchase program was terminated on July 21, 2011 and superseded by a new stock repurchase program which became effective as of the same date (the “2011 stock repurchase program”).

Under the 2011 stock repurchase program, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. The Company purchased 899,900 shares under the 2011 stock repurchase program at an average price of $19.70 per share for an aggregate amount of $17.7 million during the thirteen weeks ended August 27, 2011.

Under both the 2008 and 2011 stock repurchase programs, the Company purchased 2,135,904 shares at an average price of $21.00 per share for an aggregate amount of $44.8 million during the thirteen weeks ended August 27, 2011 and 2,584,603 shares at an average price of $21.07 for an aggregate amount of $54.5 million for the twenty-six weeks ended August 27, 2011.

The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On July 21, 2011, the Company announced a quarterly cash dividend of $0.05 per share of the Company’s Class A and Class B common shares. The Company declared dividends of $2.6 million during the thirteen weeks ended August 27, 2011. The cash dividends of $2.6 million were paid on September 12, 2011 to shareholders of record on August 26, 2011 and was included as of August 27, 2011 in “Other liabilities and accrued expenses.” Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

6. Subsequent Events

On September 1, 2011, the Company completed the acquisition of substantially all the assets and assumed certain liabilities of The Running Company, an 18-store chain of specialty running shops with locations in Connecticut, District of Columbia, Florida, Maryland, Massachusetts, New Jersey, New York, and Texas for a purchase price of $8.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “future”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “should”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor);the availability and timely receipt of products; the ability to timely fulfill and ship products to customers; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending as well as increases in utility, freight, and product costs; product demand and market acceptance risks; deterioration of macro-economic and business conditions; the inability to locate and obtain or retain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing; the availability of products; loss of key employees; execution of strategic growth initiatives(including actual and potential mergers and acquisitions and other components of our capital allocation strategy); and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

The following table sets forth store and square feet information of the Company for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Number of Stores:	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Beginning of period	657	667	664	666
Opened	—	3	—	7
Closed	(10)	(3)	(17)	(6)

End of period	647	667	647	667

	August 27, 2011	August 28, 2010
Square feet information as of:
Square feet	3,487,044	3,580,313
Average store size	5,390	5,368

Results of Operations

The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended (Unaudited)
Category	August 27, 2011		August 28, 2010
Footwear	$289,786	87%	$262,054	87%
Softgoods	41,728	13%	39,016	13%

Total	$331,514	100%	$301,070	100%

	Twenty-Six Weeks Ended (Unaudited)
Category	August 27, 2011		August 28, 2010
Footwear	$555,839	88%	$511,936	88%
Softgoods	75,149	12%	71,532	12%

Total	$630,988	100%	$583,468	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	64.9	66.9	65.2	66.8

Gross profit	35.1	33.1	34.8	33.2
Selling, general and administrative expenses	24.7	24.2	25.1	24.8
Store closing costs	0.2	—	0.1	—

Operating income	10.2	8.9	9.6	8.4
Interest income, net	—	0.1	—	—

Income from continuing operations before income taxes	10.2	9.0	9.6	8.4
Income tax expense	3.9	3.4	3.7	3.2

Income from continuing operations	6.3	5.6	5.9	5.2
Income (loss) from discontinued operations, net of income taxes	—	—	—	—

Net income	6.3%	5.6%	5.9%	5.2%

THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 27, 2011 COMPARED TO THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 28, 2010

Net Sales

	Thirteen weeks ended		Twenty-Six Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Net sales	$331,514	$301,070	$630,988	$583,468
Comparable store sales increase	11.0%	2.0%	8.8%	6.1%

Net sales increased 10.1% for the thirteen weeks ended August 27, 2011 compared to the thirteen weeks ended August 28, 2010. The increase was attributable to a comparable store sales increase of 11.0% for the thirteen weeks ended August 27, 2011 resulting primarily from a 4.0% increase in average dollar per transaction, a 3.3% increase in store conversion, and a 60.6% increase in internet sales, partially offset by a 0.2% decrease in store traffic and reduced sales of closed stores. Comparable store footwear sales for the thirteen weeks ended August 27, 2011 increased 11.4% while comparable store softgoods sales increased 8.2%.

Net sales increased 8.1% for the twenty-six weeks ended August 27, 2011 compared to the twenty-six weeks ended August 28, 2010. The increase was attributable to a comparable store sales increase of 8.8% for the twenty-six weeks ended August 27, 2011 resulting primarily from a 3.1% increase in average dollar per transaction, a 0.6% increase in store traffic, a 1.8% increase in store conversion, and a 57.7% increase in internet sales, partially offset by reduced sales from 20 fewer stores since August 28, 2010. Comparable store footwear sales for the twenty-six weeks ended August 27, 2011 increased 9.2% while comparable store softgoods sales increased 6.0%.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen weeks ended		Twenty-Six Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Cost of sales (including occupancy costs)	$215,180	$201,301	$411,391	$389,729
Gross profit	$116,334	$99,769	$219,597	$193,739
Gross profit as a percentage of net sales	35.1%	33.1%	34.8%	33.2%

The 200 basis point increase in gross profit, as a percentage of net sales, for the thirteen weeks ended August 27, 2011 as compared to the thirteen weeks ended August 28, 2010 was due to a 140 basis point decrease in occupancy costs as a percentage of net sales, a 50 basis point increase in product margin as a percentage of net sales, along with a 10 basis point decrease in inventory shrink as a percentage of net sales. The occupancy costs decrease of 140 basis points as a percentage of net sales was primarily the result of leveraging the 11.0% comparable store sales increase, operating 20 net fewer stores at August 27, 2011 compared to August 28, 2010, and receiving $0.9 million in landlord audit settlements. The 50 basis point increase in product margin was the result of increased sell-throughs at full retail prices.

The 160 basis point increase in gross profit, as a percentage of net sales, for the twenty-six weeks ended August 27, 2011 as compared to the twenty-six weeks ended August 28, 2010 was due to a 120 basis point decrease in occupancy costs as a percentage of net sales, a 30 basis point increase in product margin as a percentage of net sales, along with a 10 basis point decrease in inventory shrink as a percentage of net sales. The occupancy costs decrease of 120 basis points as a percentage of net sales was primarily the result of leveraging the 8.8% comparable store sales increase, operating 20 net fewer stores at August 27, 2011 compared to August 28, 2010, and receiving $2.0 million in landlord audit settlements. The 30 basis point increase in product margin was the result of increase sell-throughs at full retail prices.

Selling, General and Administrative Expenses

	Thirteen weeks ended		Twenty-Six Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Selling, general and administrative expenses	$82,076	$72,778	$158,751	$144,557
Selling, general and administrative expenses as a percentage of net sales	24.7%	24.2%	25.1%	24.8%

The $9.3 million increase in selling, general and administrative expenses for the thirteen weeks ended August 27, 2011 as compared to the thirteen weeks ended August 28, 2010 was primarily due to strategic spending in marketing initiatives to drive traffic to our website and our stores. In addition, variable costs in fulfillment, freight, and payroll increased in conjunction with the 60.6% increase in internet sales as well as the increase in store sales.

The $14.2 million increase in selling, general and administrative expenses for the twenty-six weeks ended August 27, 2011 as compared to the twenty-six weeks ended August 28, 2010 was primarily due to strategic spending in marketing initiatives to drive traffic to our website and our stores. In addition variable costs in fulfillment, freight, and payroll increased in conjunction with the 57.7% increase in internet sales as well as the increase in store sales.

Store Closing Costs

	Thirteen weeks ended		Twenty-Six Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Store closing costs	$580	$—	$597	$—
Store closing costs as a percentage of net sales	0.2%	—%	0.1%	—%
Number of stores closed	10	3	17	6

Store closing costs represent the non-cash write-off of any property and equipment upon a store closing. The increase in store closing costs was due to multiple closed stores having a net book value remaining upon closing during the thirteen weeks ended August 27, 2011 compared to closed stores with no net book value remaining upon closing during the thirteen weeks ended August 28, 2010.

Store closing costs represent the non-cash write-off of any property and equipment upon a store closing. The increase in store closing costs was due to multiple closed stores having a net book value remaining upon closing during the twenty-six weeks ended August 27, 2011 compared to closed stores with no net book value remaining upon closing during the twenty-six weeks ended August 28, 2010.

Interest Income, Net

	Thirteen weeks ended		Twenty-Six Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Interest income, net	$139	$155	$281	$219
Interest income, net as a percentage of net sales	—%	0.1%	—%	—%

The decrease of $16,000 was due to lower earned interest rates, partially offset by higher invested balances during the thirteen weeks ended August 27, 2011 compared to the thirteen weeks ended August 28, 2010.

The increase of $62,000 was due to higher invested balances, partially offset by lower earned interest rates during the twenty-six weeks ended August 27, 2011 compared to the twenty-six weeks ended August 28, 2010.

Income Taxes

	Thirteen weeks ended		Twenty-Six Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Income tax expense	$12,897	$10,342	$23,194	$18,928
Income tax expense as a percentage of net sales	3.9%	3.4%	3.7%	3.2%
Effective income tax rate	38.1%	38.1%	38.3%	38.3%

The increase in income tax expense of $2.6 million is due primarily to income from continuing operations before income taxes increasing to $33.8 million for the thirteen weeks ended August 27, 2011 from $27.1 million for the thirteen weeks ended August 28, 2010.

The increase in income tax expense of $4.3 million is due to income from continuing operations before income taxes increasing to $60.5 million for the twenty-six weeks ended August 27, 2011 from $49.4 million for the twenty-six weeks ended August 28, 2010.

Income from Continuing Operations

	Thirteen weeks ended		Twenty-Six Weeks Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Income from continuing operations	$20,920	$16,804	$37,336	$30,473
Income from continuing operations as a percentage of net sales	6.3%	5.6%	5.9%	5.2%
Income from continuing operations per diluted share	$0.39	$0.31	$0.69	$0.56

The $4.1 million increase in income from continuing operations for the thirteen weeks ended August 27, 2011 compared to the thirteen weeks ended August 28, 2010 is attributable to the net sales improvement and continuing to maximize product margins, partially offset by strategic investments which increased selling, general, and administrative expenses.

The $6.9 million increase in income from continuing operations for the twenty-six weeks ended August 27, 2011 compared to the twenty-six weeks ended August 28, 2010 is attributable to net sales improvement and continuing to maximize product margins, partially offset by strategic investments which increased selling, general, and administrative expenses.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (dollars in thousands):

	August 27, 2011	August 28, 2010	February 26, 2011
	(unaudited)	(unaudited)
Cash and cash equivalents	$289,625	$253,703	$299,323
Merchandise inventories, net	$229,836	$217,040	$193,505
Interest-bearing debt	$—	$—	$—
Working capital	$376,432	$350,740	$383,264

Operating Activities

The Company had cash flows provided by operating activities during the twenty-six weeks ended August 27, 2011 of $43.0 million compared to $42.3 million for the twenty-six weeks ended August 28, 2010. Cash equivalents are invested in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments with daily liquidity.

Merchandise inventories increased 5.9% at August 27, 2011 compared to August 28, 2010, and were 18.8% higher than at February 26, 2011. The increase over the prior year is to support the positive comparable store sales. The increase from fiscal 2011 year end is due to seasonality around building inventory for the back-to-school season.

Investing Activities

The Company had cash flows used in investing activities for the twenty-six weeks ended August 27, 2011 of $9.7 million compared to $6.7 million for the twenty-six weeks ended August 28, 2010. The increase in cash use was a result of the remodeling of existing stores, continued Nike Track Club rollout, e-commerce investments, merchandise system enhancements and IT system investments.

For the fiscal year ending March 3, 2012, the Company anticipates opening 5 to 10 new stores (none were opened during the twenty-six weeks ended August 27, 2011), remodeling 30 to 35 existing stores (12 were remodeled during the twenty-six weeks ended August 27, 2011), and closing 20 to 30 stores (17 were closed during the twenty-six weeks ended August 27, 2011). In addition, the Company has various other capital and technology projects that will require capital expenditures. The Company expects capital expenditures for the current fiscal year to approximate $35 to $40 million. The source of funds for these capital expenditures is expected to be the Company’s cash-on-hand.

Financing Activities

The Company had cash flows used in financing activities for the twenty-six weeks ended August 27, 2011 of $43.0 million compared to $16.5 million for the twenty-six weeks ended August 28, 2010. The $26.5 million change is due to a $38.6 million increase in purchases of common stock under the Company’s stock repurchase program and a $1.0 million increase in dividends paid, partially offset by a $9.0 million increase in proceeds received from the issuance of common stock in connection with employee stock programs and a $4.1 million increase in excess tax benefits from share-based compensation.

On July 17, 2008, the Company’s Board of Directors authorized a stock repurchase program (the “2008 stock repurchase program”) to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2011. The Company purchased 1,236,004 shares under the 2008 stock repurchase program at an average price of $21.94 per share for an aggregate amount of $27.1 million during the thirteen weeks ended August 27, 2011. Throughout the life of the 2008 stock repurchase program the Company purchased 4,660,697 shares at an average price of $16.06 per share for an aggregate amount of $74.8 million. The 2008 stock repurchase program was terminated on July 21, 2011 and superseded by a new stock repurchase program which became effective as of the same date (the “2011 stock repurchase program”).

Under the 2011 stock repurchase program, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. The Company purchased 899,900 shares under the 2011 stock repurchase program at an average price of $19.70 per share for an aggregate amount of $17.7 million during the thirteen weeks ended August 27, 2011.

Under both the 2008 and 2011 stock repurchase programs, the Company purchased 2,135,904 shares at an average price of $21.00 per share for an aggregate amount of $44.8 million during the thirteen weeks ended August 27, 2011 and 2,584,603 shares at an average price of $21.07 for an aggregate amount of $54.5 million for the twenty-six weeks ended August 27, 2011.

The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On July 21, 2011, the Company announced a quarterly cash dividend of $0.05 per share of the Company’s Class A and Class B common shares. The Company declared dividends of $2.6 million during the thirteen weeks ended August 27, 2011. The cash dividends of $2.6 million were paid on September 12, 2011 to shareholders of record on August 26, 2011 and was included as of August 27, 2011 in “Other liabilities and accrued expenses.” Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

Contractual Obligations

The Company’s contractual obligations primarily consist of operating leases and purchase orders for merchandise inventory. For the twenty-six weeks ended August 27, 2011, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and reduction of operating leases due to store closings).

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

For a discussion of the Company’s market risk associated with interest rates as of February 26, 2011 see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011. For the twenty-six weeks ended August 27, 2011, there has been no significant change in related market risk factors.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011. There has been no significant change to identified risk factors for the twenty-six weeks ended August 27, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on the shares repurchased under the 2008 and 2011 stock repurchase programs during the thirteen weeks ended August 27, 2011 is as follows:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(3)
June (5/29/11 – 7/2/11)	752,708	$21.70	752,708	822,599
July (7/3/11 – 7/30/11)	583,296	$22.17	583,296	4,900,000
August (7/31/11 – 8/27/11)	799,900	$19.47	799,900	4,100,100

	2,135,904	$21.00	2,135,904

(1)	Shares purchased in June are all from the 2008 stock repurchase program. July shares purchased includes 483,296 under the 2008 stock repurchase program and 100,000 under the 2011 stock repurchase program. August shares purchased are all from the 2011 stock repurchase program.
(2)	The average price paid per share includes any brokerage commissions.
(3)	All remaining shares that can be purchased are included in the Company’s 2011 stock repurchase program which was publicly announced on July 21, 2011 and expires on December 31, 2014. The 2008 stock repurchase program originally authorized the repurchase of up to 5.0 million shares of the Company’s outstanding Class A Common Stock. The 2008 stock repurchase program, which was originally announced on July 17, 2008, was terminated on July 21, 2011 and superseded by the 2011 stock repurchase program, which authorizes the repurchase of up to 5.0 million shares of the Company’s Class A Common Stock. There were 339,303 shares remaining for repurchase under the 2008 stock repurchase program when that program was terminated and superseded by the 2011 stock repurchase program. The maximum number of shares that could have been repurchased in June consisted only of those remaining under the 2008 stock repurchase program. The maximum number of shares that could have been repurchased in July and August consisted only of those remaining under the 2011 stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended August 27, 2011, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: September 22, 2011	By:	/s/ EDWARD W. WILHELM
Edward W. Wilhelm

Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended August 27, 2011, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.