Form 10-Q
period 2011-11-26
FINISH LINE INC /IN/
filed 2011-12-22
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 0-20184

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of common stock outstanding at December 09, 2011:

Class A	50,821,750
Class B	1,117,918

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 26, 2011	November 27, 2010	February 26, 2011
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$216,570	$222,030	$299,323
Accounts receivable, net	8,842	11,338	10,552
Merchandise inventories, net	280,409	262,160	193,505
Income taxes receivable	4,097	13,417	—
Other	8,427	4,959	6,304

Total current assets	518,345	513,904	509,684

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,446	41,652	41,653
Leasehold improvements	223,828	226,259	223,485
Furniture, fixtures and equipment	120,199	113,360	115,054
Construction in progress	5,291	2,270	2,820

	392,321	385,098	384,569
Less accumulated depreciation	263,978	255,007	258,059

	128,343	130,091	126,510

Deferred income taxes	23,337	27,670	23,795
Goodwill and intangible assets	8,815	—	—
Other assets	5,585	4,427	4,856

Total assets	$684,425	$676,092	$664,845

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 26, 2011	November 27, 2010	February 26, 2011
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$95,845	$114,918	$72,780
Employee compensation	18,923	18,527	18,516
Accrued property and sales tax	8,186	7,002	8,188
Income taxes payable	—	—	6,776
Deferred income taxes	6,407	5,750	3,170
Other liabilities and accrued expenses	18,622	16,838	16,990

Total current liabilities	147,983	163,035	126,420

Deferred credits from landlords	30,035	36,583	34,653
Other long-term liabilities	15,335	14,194	13,527

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—(November 26, 2011 – 58,811; November 27, 2010 – 57,856; February 26, 2011 – 58,001)
Shares outstanding—(November 26, 2011 – 50,784; November 27, 2010 – 51,128; February 26, 2011 – 51,037)	588	579	580
Class B:
Shares authorized—10,000
Shares issued and outstanding—(November 26, 2011 – 599; November 27, 2010 – 1,494; February 26, 2011 – 1,351)	6	15	13
Additional paid-in capital	209,592	195,095	197,036
Retained earnings	407,071	340,448	372,047
Treasury stock—(November 26, 2011 – 8,027; November 27, 2010 – 6,728; February 26, 2011 – 6,964)	(126,185)	(73,857)	(79,431)

Total shareholders’ equity	491,072	462,280	490,245

Total liabilities and shareholders’ equity	$684,425	$676,092	$664,845

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Net sales	$282,011	$260,935	$912,999	$844,403
Cost of sales (including occupancy costs)	191,002	179,056	602,393	568,785

Gross profit	91,009	81,879	310,606	275,618
Selling, general and administrative expenses	83,067	75,278	241,818	219,835
Store closing costs	368	87	965	87

Operating income	7,574	6,514	67,823	55,696
Interest income, net	109	151	390	370

Income from continuing operations before income taxes	7,683	6,665	68,213	56,066
Income tax expense	2,135	2,531	25,329	21,459

Income from continuing operations	5,548	4,134	42,884	34,607
Loss from discontinued operations, net of income taxes	—	(12)	—	(25)

Net income	$5,548	$4,122	$42,884	$34,582

Income per basic share:
Income from continuing operations	$0.11	$0.08	$0.81	$0.64
Loss from discontinued operations	—	—	—	—

Net income	$0.11	$0.08	$0.81	$0.64

Basic weighted average shares	51,338	52,587	52,267	53,109

Income per diluted share:
Income from continuing operations	$0.11	$0.08	$0.80	$0.63
Loss from discontinued operations	—	—	—	—

Net income	$0.11	$0.08	$0.80	$0.63

Diluted weighted average shares	52,082	53,351	53,076	53,878

Dividends declared per share	$0.05	$0.04	$0.15	$0.12

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)—(Unaudited)

	Thirty-Nine Weeks Ended
	November 26, 2011	November 27, 2010
OPERATING ACTIVITIES:
Net income	$42,884	$34,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,842	19,779
Deferred income taxes	3,696	1,067
Share-based compensation	3,916	2,857
Loss on disposal of property and equipment	1,225	51
Excess tax benefits from share-based compensation	(5,451)	(1,142)
Changes in operating assets and liabilities:
Accounts receivable, net	1,710	(7,571)
Merchandise inventories, net	(83,746)	(71,266)
Other assets	(1,498)	10,040
Accounts payable	21,087	54,617
Employee compensation	407	2,269
Income taxes payable	(8,419)	(22,277)
Other liabilities and accrued expenses	1,399	673
Deferred credits from landlords	(4,617)	(3,423)

Net cash (used in) provided by operating activities	(7,565)	20,256
INVESTING ACTIVITIES:
Payments for sale of discontinued operations	—	(667)
Additions to property and equipment	(21,984)	(14,082)
Payments for intangible assets	(550)	—
Proceeds from disposals of property and equipment	40	118
Acquisition	(8,500)	—

Net cash used in investing activities	(30,994)	(14,631)
FINANCING ACTIVITIES:
Dividends paid to shareholders	(7,922)	(6,465)
Proceeds from issuance of common stock	12,731	3,145
Excess tax benefits from share-based compensation	5,451	1,142
Purchase of treasury stock	(54,454)	(15,925)

Net cash used in financing activities	(44,194)	(18,103)

Net decrease in cash and cash equivalents	(82,753)	(12,478)
Cash and cash equivalents at beginning of period	299,323	234,508

Cash and cash equivalents at end of period	$216,570	$222,030

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

The Company’s fiscal year ends on the Saturday closest to the last day of February each year. The Company’s year ending March 3, 2012 (“fiscal 2012”) will be a 53-week accounting period in which the forth quarter will include 14 weeks.

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

2. Acquisition

On September 1, 2011, the Company acquired substantially all the assets and assumed certain liabilities of the Running Company for a purchase price of $8.5 million which was funded through the Company’s existing cash. As of the acquisition date, the Running Company operated 18 specialty running shops in Connecticut, District of Columbia, Florida, Maryland, Massachusetts, New Jersey, New York, and Texas.

The Company has allocated the purchase price based upon the tangible and intangible assets acquired, net of liabilities, of which may be revised as more definitive facts and evidence become available. The Company’s results of operations included those of the Running Company beginning with the date of acquisition. Pro forma effects of the acquisition have not been presented, as their effects were not significant to the consolidated results of the Company. The allocation of the purchase price is detailed below:

Allocation of Purchase Price
(in thousands)
Net unfavorable lease obligation	$(1,678)
Goodwill	8,265
Tangible assets, net of liabilities	1,913

Total purchase price	$8,500

The Company determined the estimated fair values based on discounted cash flow analyses and estimates made by management.

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

As of November 26, 2011, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value, other than the fair value measurement of the Company’s preliminary purchase price allocation.

4. Recent Accounting Pronouncements

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

ASC 260-10 requires the inclusion of restricted stock as participating securities, as they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of net income.

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Income from continuing operations	$5,548	$4,134	$42,884	$34,607
Income from continuing operations attributable to participating securities	45	58	343	494

Income from continuing operations available to common shareholders	$5,503	$4,076	$42,541	$34,113

Basic earnings from continuing operations per share:
Weighted-average number of common shares outstanding	51,338	52,587	52,267	53,109
Basic earnings from continuing operations per share	$0.11	$0.08	$0.81	$0.64
Diluted earnings from continuing operations per share:
Weighted-average number of common shares outstanding	51,338	52,587	52,267	53,109
Stock options(a)	744	764	809	769

Diluted weighted-average number of common shares outstanding	52,082	53,351	53,076	53,878

Diluted earnings from continuing operations per share	$0.11	$0.08	$0.80	$0.63

(a)	The computation of diluted earnings from continuing operations per share excludes options to purchase approximately 0.5 million and 1.2 million shares of common stock in the thirteen weeks ended November 26, 2011 and November 27, 2010, respectively, and 0.4 million and 1.3 million shares of common stock in the thirty-nine weeks ended November 26, 2011 and November 27, 2010, respectively, because the impact of such options would have been anti-dilutive.

6. Common Stock

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

Under both the 2008 and 2011 stock repurchase programs, the Company purchased 2,584,603 shares at an average price of $21.07 per share for an aggregate amount of $54.5 million for the thirty-nine weeks ended November 26, 2011.

The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On October 19, 2011, the Company announced a quarterly cash dividend of $0.05 per share of the Company’s Class A and Class B common shares. The Company declared dividends of $2.6 million during the thirteen weeks ended November 26, 2011. The cash dividends of $2.6 million were paid on December 12, 2011 to shareholders of record on November 25, 2011 and was included as of November 26, 2011 in “Other liabilities and accrued expenses.” Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “future”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “should”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor);the availability and timely receipt of products; the ability to timely fulfill and ship products to customers; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending as well as increases in utility, freight, and product costs; product demand and market acceptance risks; deterioration of macro-economic and business conditions; the inability to locate and obtain or retain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing; the availability of products; loss of key employees; execution of strategic growth initiatives (including actual and potential mergers and acquisitions and other components of our capital allocation strategy); and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, contained in the Company’s Annual Report on Form 10-K for the year ended February 26, 2011 (“fiscal 2011”). Unless otherwise noted, all amounts reflect the results of the Company’s continuing operations.

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Number of Stores:	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
Finish Line
Beginning of period	647	667	664	666
Opened	4	4	4	11
Closed	(3)	(2)	(20)	(8)

End of period	648	669	648	669
Running Company
Beginning of period	—	—	—	—
Acquired	18	—	18	—
Opened	1	—	1	—
Closed	—	—	—	—

End of period	19	—	19	—
Total
Beginning of period	647	667	664	666
Acquired	18	—	18	—
Opened	5	4	5	11
Closed	(3)	(2)	(20)	(8)

End of period	667	669	667	669

	November 26, 2011	November 27, 2010
Square feet information as of:
Finish Line
Square feet	3,491,396	3,586,387
Average store size	5,388	5,361
Running Company
Square feet	57,302	—
Average store size	3,016	—
Total

Square feet	3,548,698	3,586,387

Results of Operations

The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended (Unaudited)
Category	November 26, 2011		November 27, 2010
Footwear	$232,623	82%	$217,071	83%
Softgoods	49,388	18%	43,864	17%

Total	$282,011	100%	$260,935	100%

	Thirty-Nine Weeks Ended (Unaudited)
Category	November 26, 2011		November 27, 2010
Footwear	$788,463	86%	$729,007	86%
Softgoods	124,536	14%	115,396	14%

Total	$912,999	100%	$844,403	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	67.7	68.6	66.0	67.4

Gross profit	32.3	31.4	34.0	32.6
Selling, general and administrative expenses	29.5	28.9	26.5	26.0
Store closing costs	0.1	—	0.1	—

Operating income	2.7	2.5	7.4	6.6
Interest income, net	—	0.1	0.1	—

Income from continuing operations before income taxes	2.7	2.6	7.5	6.6
Income tax expense	0.7	1.0	2.8	2.5

Income from continuing operations	2.0	1.6	4.7	4.1
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income	2.0%	1.6%	4.7%	4.1%

THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2011 COMPARED TO THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 27, 2010

Net Sales

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Net sales	$282,011	$260,935	$912,999	$844,403
Comparable store sales increase	7.7%	10.1%	8.5%	7.3%

Net sales increased 8.1% for the thirteen weeks ended November 26, 2011 compared to the thirteen weeks ended November 27, 2010. The increase was attributable to a comparable store sales increase of 7.7% for the thirteen weeks ended November 26, 2011 as well as the Running Company stores contributing $5.3 million of net sales. The 7.7% comparable store sales was a result of a 3.2% increase in average dollar per transaction, a 0.5% increase in store conversion, 0.2% increase in store traffic, and a 60.8% increase in internet sales. Comparable store footwear sales for the thirteen weeks ended November 26, 2011 increased 7.4% while comparable store softgoods sales increased 8.8%.

Net sales increased 8.1% for the thirty-nine weeks ended November 26, 2011 compared to the thirty-nine weeks ended November 27, 2010. The increase was attributable to a comparable store sales increase of 8.5% for the thirty-nine weeks ended November 26, 2011 resulting primarily from a 2.9% increase in average dollar per transaction, a 0.5% increase in store traffic, a 1.4% increase in store conversion, and a 58.7% increase in internet sales, partially offset by reduced sales from 21 fewer stores since November 27, 2010 (not including the acquired Running Company stores). Comparable store footwear sales for the thirty-nine weeks ended November 26, 2011 increased 8.7% while comparable store softgoods sales increased 7.1%.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Cost of sales (including occupancy costs)	$191,002	$179,056	$602,393	$568,785
Gross profit	$91,009	$81,879	$310,606	$275,618
Gross profit as a percentage of net sales	32.3%	31.4%	34.0%	32.6%

The 90 basis point increase in gross profit, as a percentage of net sales, for the thirteen weeks ended November 26, 2011 as compared to the thirteen weeks ended November 27, 2010 was due to a 100 basis point decrease in occupancy costs as a percentage of net sales, a 10 basis point decrease in inventory shrink as a percentage of net sales, offset by a 20 basis point decrease in product margin as a percentage of net sales. The occupancy costs decrease of 100 basis points as a percentage of net sales was primarily the result of leveraging the 7.7% comparable store sales increase, and operating 21 net fewer Finish Line stores at November 26, 2011 compared to November 27, 2010, partially offset by the acquired Running Company stores. The 20 basis point decrease in product margin was primarily the result of a reduction in apparel margins resulting from the planned clearance of private label products, as well as a cost increase on licensed fleece products.

The 140 basis point increase in gross profit, as a percentage of net sales, for the thirty-nine weeks ended November 26, 2011 as compared to the thirty-nine weeks ended November 27, 2010 was due to a 120 basis point decrease in occupancy costs as a percentage of net sales along with a 20 basis point increase in product margin as a percentage of net sales. The occupancy costs decrease of 120 basis points as a percentage of net sales was primarily the result of leveraging the 8.5% comparable store sales increase, operating 21 net fewer stores at November 26, 2011 compared to November 27, 2010 (not including the acquired Running Company stores), and receiving $2.0 million in landlord audit settlements. The 20 basis point increase in product margin was the result of increased product sell-throughs at full retail prices.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Selling, general and administrative expenses	$83,067	$75,278	$241,818	$219,835
Selling, general and administrative expenses as a percentage of net sales	29.5%	28.9%	26.5%	26.0%

The $7.8 million increase in selling, general and administrative expenses for the thirteen weeks ended November 26, 2011 as compared to the thirteen weeks ended November 27, 2010 was primarily due to the following: 1.) strategic spending in marketing initiatives to drive traffic to our website and our stores; 2.) variable costs in fulfillment, freight, and payroll increased in conjunction with the 60.8% increase in internet sales as well as the increase in store sales; 3.) severance charge of $1.2 million related to previously announced retirement of a company executive; and 4.) additional expenses associated with the Running Company stores.

The $22.0 million increase in selling, general and administrative expenses for the thirty-nine weeks ended November 26, 2011 as compared to the thirty-nine weeks ended November 27, 2010 was primarily due to the following: 1.) strategic spending in marketing initiatives to drive traffic to our website and our stores; 2.) variable costs in fulfillment, freight, and payroll increased in conjunction with the 58.7% increase in internet sales as well as the increase in store sales; 3.) severance charge of $1.2 million related to previously announced retirement of company executive; and 4.) additional expenses associated with the Running Company stores.

Store Closing Costs

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Store closing costs	$368	$87	$965	$87
Store closing costs as a percentage of net sales	0.1%	—%	0.1%	—%
Number of stores closed	3	2	20	8

Store closing costs represent the non-cash write-off of any property and equipment upon a store closing.

The increase in store closing costs was due to multiple closed stores having a net book value remaining upon closing during the thirteen weeks ended November 26, 2011 compared to closed stores with minimal net book value remaining upon closing during the thirteen weeks ended November 27, 2010.

The increase in store closing costs was due to multiple closed stores having a net book value remaining upon closing during the thirty-nine weeks ended November 26, 2011 compared to closed stores with minimal net book value remaining upon closing during the thirty-nine weeks ended November 27, 2010.

Interest Income, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Interest income, net	$109	$151	$390	$370
Interest income, net as a percentage of net sales	—%	0.1%	0.1%	—%

The decrease of $42,000 was due to lower invested balances during the thirteen weeks ended November 26, 2011 compared to the thirteen weeks ended November 27, 2010.

The increase of $20,000 was due to higher invested balances on average partially offset by lower earned interest rates during the thirty-nine weeks ended November 26, 2011 compared to the thirty-nine weeks ended November 27, 2010.

Income Tax Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Income tax expense	$2,135	$2,531	$25,329	$21,459
Income tax expense as a percentage of net sales	0.7%	1.0%	2.8%	2.5%
Effective income tax rate	27.8%	38.0%	37.1%	38.3%

The decrease in the effective tax rate for the thirteen and thirty-nine weeks ended November 26, 2011 compared to the thirteen and thirty-nine weeks ended November 27, 2010 is the result of the favorable completion of a state income tax audit and the related release of a reserve for uncertain tax positions of approximately $0.9 million.

Income from Continuing Operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2011	November 27, 2010	November 26, 2011	November 27, 2010
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Income from continuing operations	$5,548	$4,134	$42,884	$34,607
Income from continuing operations as a percentage of net sales	2.0%	1.6%	4.7%	4.1%
Income from continuing operations per diluted share	$0.11	$0.08	$0.80	$0.63

The $1.4 million increase in income from continuing operations for the thirteen weeks ended November 26, 2011 compared to the thirteen weeks ended November 27, 2010 is attributable to the net sales improvement and leveraging of occupancy, partially offset by strategic investments and variable expenses which increased selling, general and administrative expenses.

The $8.3 million increase in income from continuing operations for the thirty-nine weeks ended November 26, 2011 compared to the thirty-nine weeks ended November 27, 2010 is attributable to net sales improvement and continuing to maximize product margins, partially offset by strategic investments and variable expenses which increased selling, general and administrative expenses.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash-on-hand and cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (dollars in thousands):

	November 26, 2011	November 27, 2010	February 26, 2011
	(unaudited)	(unaudited)
Cash and cash equivalents	$216,570	$222,030	$299,323
Merchandise inventories, net	$280,409	$262,160	$193,505
Interest-bearing debt	$—	$—	$—
Working capital	$370,362	$350,869	$383,264

Operating Activities

Net cash used in operating activities during the thirty-nine weeks ended November 26, 2011 was $7.6 million compared to cash provided by operating activities of $20.3 million for the thirty-nine weeks ended November 27, 2010. The change in cash from operating activities was primarily the result of an increase in the cash outflow related to inventory, net of accounts payable of $46.0 million compared to the thirty-nine weeks ended November 27, 2010 to support positive comparable store sales, offset partially by a reduction in the cash outflow related to income taxes payable of $13.8 million compared to the thirty-nine weeks ended November 27, 2010. Cash equivalents are invested in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments with daily liquidity.

Consolidated inventories increased 7.0% at November 26, 2011 compared to November 27, 2010, and were 44.9% higher than at February 26, 2011. Finish Line inventories increased 5.5% at November 26, 2011 compared to November 27, 2010 and increased 42.9% from February 26, 2011. The increase over the prior year is to support the positive comparable store sales. The increase from fiscal 2011 year end is due to seasonality around building inventory for the Holiday season and positive comparable store sales.

Investing Activities

Net cash used in investing activities for the thirty-nine weeks ended November 26, 2011 was $31.0 million compared to $14.6 million for the thirty-nine weeks ended November 27, 2010. The increase in cash use was primarily a result of the acquisition of the Running Company stores of $8.5 million and an increase in capital expenditures of $7.9 million related to the remodeling of existing stores, continued Nike Track Club rollout, e-commerce investments, merchandise system enhancements and IT system investments.

For the fiscal year ending March 3, 2012, the Company does not anticipate opening anymore new stores (4 were opened during the thirty-nine weeks ended November 26, 2011), remodeling 28 to 30 existing stores (25 were remodeled during the thirty-nine weeks ended November 26, 2011), and closing 22 to 30 stores (20 were closed during the thirty-nine weeks ended November 26, 2011). In addition, the Company has various other capital and technology projects that will require capital expenditures. The Company expects capital expenditures for the current fiscal year to approximate $35 to $37 million. The source of funds for these capital expenditures is expected to be the Company’s cash-on-hand.

Financing Activities

Net cash used in financing activities for the thirty-nine weeks ended November 26, 2011 was $44.2 million compared to $18.1 million for the thirty-nine weeks ended November 27, 2010. The $26.1 million increase is due to an additional $38.5 million of stock repurchases, and a $1.5 million increase in dividends paid, offset partially by a $9.6 million increase in proceeds received from the issuance of common stock in connection with employee stock programs, and a $4.3 million increase in excess tax benefits from share-based compensation.

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

Under both the 2008 and 2011 stock repurchase programs, the Company purchased 2,584,603 shares at an average price of $21.07 for an aggregate amount of $54.5 million for the thirty-nine weeks ended November 26, 2011.

The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On October 19, 2011, the Company announced a quarterly cash dividend of $0.05 per share of the Company’s Class A and Class B common shares. The Company declared dividends of $2.6 million during the thirteen weeks ended November 26, 2011. The cash dividends of $2.6 million were paid on December 12, 2011 to shareholders of record on November 25, 2011 and was included as of November 26, 2011 in “Other liabilities and accrued expenses.” Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

Contractual Obligations

The Company’s contractual obligations primarily consist of operating leases and purchase orders for merchandise inventory. For the thirty-nine weeks ended November 26, 2011, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and reduction of operating leases due to store closings, offset by the leases acquired as a result of the acquisition of the Running Company stores.)

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

For a discussion of the Company’s market risk associated with interest rates as of February 26, 2011, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011. For the thirty-nine weeks ended November 26, 2011, there has been no significant change in related market risk factors.

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

The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 1A.	RISK FACTORS

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011. There has been no significant change to identified risk factors for the thirty-nine weeks ended November 26, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Resignation and General Release Agreement, effective November 29, 2011, by and between Gary D. Cohen and The Finish Line, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended November 26, 2011, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: December 22, 2011	By:	/S/ EDWARD W. WILHELM
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Resignation and General Release Agreement, effective November 29, 2011, by and between Gary D. Cohen and The Finish Line, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended November 26, 2011, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.