Form 10-K
period 2012-03-03
FINISH LINE INC /IN/
filed 2012-05-02
CIK 886137

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended March 3, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 27, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $968,987,000, which was based on the last sale price reported for such date by NASDAQ.

The number of shares of the Registrant’s Common Stock outstanding on April 13, 2012 was:

Class A Common Stock: 50,762,124

Class B Common Stock: 1,202,317

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement (to be filed within 120 days after March 3, 2012) for the Annual Meeting of Shareholders to be held on July 19, 2012 (hereinafter referred to as the “2012 Proxy Statement”) are incorporated into Part III.

PART I

Item 1—Business

General

Throughout this Annual Report on Form 10-K, the 53 weeks ended March 3, 2012 and 52 weeks ended February 26, 2011 and February 27, 2010 are referred to as fiscal 2012, 2011 and 2010, respectively.

The Finish Line, Inc. together with its subsidiaries (collectively the “Company”), is one of the nation’s largest mall-based specialty retailers in the United States, and operates two retail divisions under the Finish Line brand name (“Finish Line”) and Running Specialty Group (“Running Specialty”).

Finish Line. Finish Line is a premium retailer of athletic shoes, apparel and accessories. As of April 13, 2012, the Company operated 637 Finish Line stores averaging approximately 5,400 square feet in 47 states. In addition, the Company operates an e-commerce site, www.finishline.com, as well as mobile commerce via m.finishline.com. Finish Line stores generally carry a large selection of men’s, women’s and kids’ performance and athletic casual shoes, as well as an assortment of apparel and accessories. Brand names offered by Finish Line include Nike, Brand Jordan, Reebok, adidas, Under Armour, Asics, Brooks, New Balance, Mizuno, Lacoste, The North Face and many others. Footwear accounts for approximately 86% of Finish Line’s net sales. Finish Line’s goal is to be the premium athletic footwear retailer, which is defined by offering the most relevant products from the best brands in an engaging and exciting shopping environment with knowledgeable staff trained to deliver outstanding customer service.

Running Specialty. Running Specialty is a specialty running retailer of precision-fitted running shoes, apparel and accessories. As of April 13, 2012, the Company operated 19 Running Specialty stores in seven states and the District of Columbia. In addition, the Company acquired an internet domain name, www.run.com, which will be used as the Running Specialty’s e-commerce site in fiscal 2013. Running Specialty stores generally carry men’s and women’s performance running shoes, as well as an assortment of performance apparel and accessories. Brand names offered include Nike, Reebok, Mizuno, Saucony, Asics, Brooks, New Balance, adidas and Puma. Footwear accounts for approximately 50% of Running Specialty’s net sales. The Running Specialty stores, which average 3,000 square feet, were acquired by the Company on August 31, 2011 when it was an 18-store chain.

The Company’s principal executive offices are located at 3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235, and its telephone number is (317) 899-1022.

Operating Strategies

The Company seeks to be the premium athletic footwear retailer and specialty running retailer in the markets it serves. To achieve this, the Company has developed the following elements to its operating strategy:

Emphasis on Customer Service and Convenience. The Company is committed to providing a premium shopping experience that is relevant and rewarding for customers.

Finish Line seeks to achieve this objective in stores by providing convenient mall-based locations that feature a compelling store design, which in certain stores includes “store-within-a-store” models that feature Nike Track Club and a differentiated customer experience that includes knowledgeable, trained, and courteous customer service professionals as well as a vast selection of fashion-forward and innovative products.

Running Specialty stores carry a deep assortment of performance running shoes, apparel and accessories. The Running Specialty stores have trained experts to advise everyone from beginner to advanced runners and provide free gait analysis to ensure the proper fit. The stores are tightly connected to their communities, hosting regular neighborhood group runs and sponsoring local races.

Through e-commerce and mobile commerce (“digital”), Finish Line and Running Specialty stores seek to provide an easy shopping experience, robust product selection and outstanding service.

Inventory Management. The Finish Line brand stresses effective replenishment and distribution to each store. Finish Line’s advanced information and distribution systems are highly customized and enable it to track inventory in each store by stockkeeping unit (SKU) on a daily basis, giving Finish Line flexibility to merchandise its products effectively. Also, store customer service professionals are able to use the wide area network (“WAN”) and perpetual inventory system to locate and sell merchandise that can then be fulfilled from another store. Finish Line has an advanced merchandise planning and allocation program to provide the ability to have the right merchandise in the right stores at the right time. These systems allow Finish Line to respond promptly to changing customer preferences and to maintain optimal inventory levels in each store. Finish Line’s inventory management system features automatic replenishment driven by point-of-sale (POS) data capture and a highly automated distribution center, which enables Finish Line to ship merchandise to each store every third day.

Product Diversity; Target Customer Appeal. The Company stocks its stores with a combination of the leading and newest brand name merchandise, including in-line offerings and unique products manufactured exclusively for the Company. The focus is on the Company’s stores maintaining its status as a leader in the running category; however, several product categories are represented. Product diversity, in combination with the Company’s store formats and commitment to customer service, is intended to attract a core customer (typically male, age 18-29 for the Finish Line brand and technical and performance runners for the Running Specialty stores) as well as other key demographics. The Company is focused on premium product, meaning the best brands, trend-right styles and most relevant selection; not necessarily dictated by price.

Merchandise

The following table sets forth net sales along with the percentage of net sales attributable to the categories of footwear and softgoods during the years indicated for the Company. These amounts and percentages fluctuate substantially during the different consumer buying seasons. To take advantage of this seasonality, the Company’s stores have been designed to allow for a shift in emphasis in the merchandise mix between footwear and softgoods items.

Category	2012		2011		2010
	(in thousands)
Footwear	$1,177,114	86%	$1,056,586	86%	$1,005,166	86%
Softgoods	192,145	14%	172,416	14%	167,249	14%

Total	$1,369,259	100%	$1,229,002	100%	$1,172,415	100%

All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the Company’s corporate headquarters. The store sales manager and district sales manager, along with management at the Company’s headquarters, review the merchandise mix to adapt to trends in the marketplace.

Digital

The Company continues to redesign and update its e-commerce site to enhance the quality and functionality of the site. The Company has committed capital and other resources specifically for its growing e-commerce channel, which includes design and content upgrades, mobile and tablet applications, expanded presence on social media, platform enhancements, and the roll out of www.run.com in fiscal 2013 associated with the Running Specialty business. Finishline.com and related mobile sites are the Company’s most visited store with approximately 200,000 visitors per day.

The Company is focused on creating an omni-channel customer experience which will deliver a consistent, seamless brand experience for customers at all touch points – brick and mortar stores, web, mobile, social media, phone, email, and direct mail. The omni-channel strategy is a key initiative and is fundamental to future success.

Marketing

The Company attempts to reach its target audience by using a multifaceted approach to marketing and advertising on national, regional and local levels. The Company utilizes its store windows, direct mail, e-mail, viral media, outdoor and on-line ads in its marketing efforts. Running Specialty also markets through participating in expositions throughout the year at different running events, as well as through local race events.

The Company also takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense was 2.0% of net sales after deducting co-op reimbursements in fiscal 2012 compared to 1.6% in fiscal 2011. These percentages fluctuate substantially during the different consumer buying seasons. The Company also believes that it benefits from the multi-million dollar advertising campaigns of its key suppliers, such as Nike, adidas, Reebok and Under Armour.

The Company also has a customer loyalty program called “Winners Circle.” Customers earn a $20 reward certificate for every $200 they spend with Finish Line within a 12 month period, in addition to receiving special member offers and discounts on footwear and apparel. The Company maintains a Winners Circle database with information that it uses to communicate with members regarding key initiatives and promotions as well as other pertinent information. The Company continues to put an emphasis on growing the membership base of the Winners Circle program, which increased 23% in fiscal 2012 and improving the marketing effectiveness of the Winners Circle program to drive sales.

Purchasing and Distribution

In addition to merchandise procurement for both footwear and softgoods, the buying department is also responsible for determining initial pricing and working with the planning and merchandising department to establish appropriate stock levels and product mix. The buying department is also responsible for communicating with store operations to monitor shifts in customer tastes and market trends.

The planning and merchandising department is responsible for merchandise allocation, inventory movements and the automated replenishment system. The department acts as the central processing intermediary between the buying department and stores and also track the effectiveness of each marketing effort to allow the buying department and marketing department to determine the relative success of each promotional program. In addition, this department also manages the implementation of price changes, creation of vendor purchase orders and determination of inventory levels for each store.

The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 120 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 64% and 61% of total purchases in fiscal 2012 and 2011, respectively. The Company purchased approximately 84% and 82% of total merchandise in fiscal 2012 and fiscal 2011, respectively, from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

Nearly all of the Company’s merchandise is shipped directly from suppliers to the distribution center, where the Company processes and ships it by contract and common carriers to its stores. Each day shipments are made to one-third of the Company’s stores. In any three-week period, each store will receive five shipments. A shipment is normally received by the store one to four days from the date that the order is filled depending on the store’s distance from the distribution center. The Company’s current direct-to-consumer fulfillment systems fulfill 85% from stores and 15% from the distribution center.

Store Operations

The Company’s corporate and regional senior management visit the stores regularly to review the implementation of Company plans and policies, monitor operations, and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at the corporate headquarters. Each store has a sales manager or co-sales managers that are responsible for supervision and overall operations, one or more assistant sales managers, and additional full and part-time sales associates.

Finish Line brand regional, district and store sales managers receive a fixed salary (except store managers in California) and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All store sales managers in California, assistant store sales managers and sales associates are paid on an hourly basis. During fiscal 2012, the Company rolled out a national commission program for its Finish Line stores to motivate employees to provide outstanding customer service and drive sales.

Competition

The athletic footwear business is highly competitive. Many of the products the Company sells are also sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores, mass merchandisers and e-tailers. Some of the Company’s primary competitors are large national chains that have substantially greater financial and other resources than the Company. Among the Company’s competition are stores that are owned by major suppliers to the Company. To a lesser extent, the Company competes with local sporting goods and athletic specialty stores. The majority of the Company’s stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases that the Company enters into do not restrict the opening of stores by competitors.

The Company attempts to differentiate itself from its competition by operating more attractive, well-stocked stores in high retail traffic areas, with competitive prices and knowledgeable and courteous customer service. The Company attempts to keep its prices competitive with athletic specialty and sporting goods stores in each trade area, including competitors that are not necessarily located inside the mall. The Company believes it accomplishes this by effectively assorting its stores with the most relevant premium brands and products in the market.

Seasonal Business

The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the back-to-school (mid July through early September) and holiday (Thanksgiving through Christmas) periods. During fiscal 2012 and 2011, these periods accounted for approximately 31% and 33%, respectively, of the Company’s annual sales.

Employees

As of March 3, 2012, the Company employed approximately 11,800 persons, 3,500 of whom were full-time and 8,300 of whom were part-time. Of this total, approximately 750 were employed at the Company’s Indianapolis, Indiana corporate headquarters and distribution center and approximately 50 were employed as Regional Vice Presidents and District Sales Managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees is represented by a union, and employee relations are generally considered good.

Retirement Plan

The Company’s Profit Sharing Plan includes a 401(k) feature. Effective January 1, 2012, the Company amended its Profit Sharing Plan whereby the Company matches 100 percent of employee contributions to the plan on the first 3 percent of employee’s wages and matches an additional 50 percent of employee contributions to the plan up to an additional 2 percent of their wages. Prior to this amendment, the Company matched 50 percent of employee contributions to the plan up to 6 percent of employee wages. The Company contributed matching funds of approximately $1.4 million in fiscal 2012 and $1.0 million in fiscal 2011.

Intellectual Property

The Company has registered in the United States and other countries, trademarks, service marks and domain names relating to its business. The Company believes its registrations are valid, and it intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks, service marks and domain names.

Available Information

The Company’s Internet address is www.finishline.com. The Company makes available free of charge through its website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Company’s Code of Ethics and other corporate governance documents are available on its Investor Relations page under “Corporate Governance.”

Item 1A. Risk Factors

Forward-Looking Statements

Forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “anticipate”, “expect”, “estimate”, “future”, “forecast”, “predict”, “potential”, “should”, “intend”, “plan”, “project”, “goal”, “will”, “will be”, “will continue”, “could”, “may”, “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, expectations, growth strategies, including plans to open and close stores, projections of future profitability, results of operations, capital expenditures, financial condition or other “forward-looking” information and include statements about net sales, product margin, occupancy costs, selling, general and administrative expenses, operating margins, liquidity, operations and inventory.

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

As a business that depends on consumer discretionary spending, our customers may reduce their purchases due to job losses or fear of job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices and lower consumer confidence. Decreases in comparable store net sales, customer traffic or average dollar per transaction negatively affect the Company’s financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products could affect profitability and margins. Customer traffic is difficult to forecast and mitigate. As a consequence, sales, operating and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast results to be expected in future periods. Any of the foregoing could have a material adverse effect on the business, results of operations, and financial condition and could adversely affect the Company’s stock price.

Additionally, many of the effects and consequences of U.S. and global financial and economic conditions could potentially have a material adverse effect on the Company’s liquidity and capital resources, including the ability to raise additional capital if needed, and the ability of banks to honor draws on the Company’s credit facility, or could otherwise negatively affect the Company’s business and financial results. Although the Company normally generates funds from operations to pay operating expenses and fund capital expenditures, the ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including capital and credit markets, and continuing market volatility, the impact of government intervention in financial markets and general economic conditions may adversely affect the ability of the Company to access capital and credit markets.

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

The athletic footwear business is highly competitive. The Company competes for customers, customer service professionals, locations, merchandise, services and other important aspects of its business with many other local, regional, national and branded vendor operated retailers. Those competitors, some of whom have a greater market presence than the Company, include traditional store-based retailers, Internet businesses and other forms of retail commerce. Unanticipated changes in the pricing and other practices of those competitors may adversely affect the Company’s performance.

The Company’s business is dependent on consumer preferences and fashion trends.

The athletic footwear and softgood industry is subject to changing fashion trends and customer preferences. The Company cannot guarantee that its merchandise selection will accurately reflect customer preferences when it is offered for sale or that the Company will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of the Company’s merchandise from vendors. For example, athletic footwear is ordered four to six months prior to delivery to stores. If the Company fails to anticipate accurately either the market for the merchandise or customers’ purchasing habits, the Company may be forced to rely on markdowns or promotional sales to dispose of excess, slow moving inventory, which may adversely affect performance.

A security breach of the Company’s information technology systems could damage the Company’s reputation and have an adverse effect on operations and results.

The Company accepts electronic payment cards from customers for payment. The Company also receives and maintains certain personal information about customers and employees. A number of retailers have experienced security breaches in which credit and debit card information may have been stolen. While the Company has taken significant steps to prevent the occurrence of security breaches in this respect, including complying with the highest level of Payment Card Industry Security Standards, the Company may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the theft of credit or debit card information, and may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Any such proceeding could be a distraction to the Company and cause significant unplanned losses and expenses. If the Company’s security and information systems are compromised or employees fail to comply with the applicable laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect the Company’s reputation, as well as results of operations, and could result in litigation, the imposition of penalties, or significant expenditures to remediate any damage to persons whose personal information has been compromised.

Various risks associated with Digital sales may adversely affect the Company’s business.

The Company sells merchandise over the Internet through its website, www.finishline.com as well as mobile at m.finishline.com and beginning in fiscal 2013 through www.run.com. The Digital operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. The Digital operations also involve other risks that could have an impact on the Company’s results of operations including hiring, retention and training of personnel to conduct the Digital operations, diversion of sales from the stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. There can be no assurance that the Digital operations will continue to achieve sales and profitability growth or even remain at their current level.

The Company’s operations are dependent on a single distribution center, and the loss of, or disruption in, the distribution center and other factors affecting the distribution of merchandise could have a material adverse effect on the Company’s business and operations.

The distribution functions for the Company are handled from a single facility in Indianapolis, Indiana. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair the ability to distribute merchandise to stores and/or fulfill digital orders, which could cause sales to decline.

The Company depends upon third-party carriers for shipment of a significant amount of merchandise. An interruption in service by these third-party carriers for any reason could cause temporary disruptions in business, a loss of sales and profits, and other material adverse effects.

Freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight costs both on inbound freight from suppliers to the distribution center as well as outbound freight from the distribution center to stores and shipments of product to customers. Increases in fuel prices and surcharges and other factors may increase freight costs.

The Company may experience fluctuations in results of operations due to seasonality of the business.

The Company’s business is subject to seasonal influences, with a major portion of sales and income historically realized during the second and fourth quarters of the fiscal year, which include the back-to-school and holiday seasons, respectively. This seasonality causes operating results to vary considerably from quarter to quarter and could materially and adversely affect the Company’s stock price.

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

Future performance will depend upon the Company’s ability to attract, retain and motivate qualified employees, including store personnel and field management. Many of those sales associates are in entry level or part-time positions with historically high rates of turnover. The ability to meet the Company’s labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. If the Company is unable to attract and retain quality sales associates, the ability to meet growth goals or to sustain expected levels of profitability may be compromised. In addition, a large number of the Company’s retail employees are paid the prevailing minimum wage, which if increased would negatively affect profitability and could, if the increase were material, require the Company to adjust its business strategy, which may include the closure of less profitable stores. Although none of the Company’s employees are currently covered under collective bargaining agreements, the Company cannot guarantee that employees will not elect to be represented by labor unions in the future. If some, or all, of the Company’s workforce were to become unionized and collective bargaining agreement terms were significantly different from the Company’s current compensation arrangements or work practices, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in relationships with any of the Company’s key vendors, may have an adverse impact on future results.

The Company’s business is dependent to a significant degree upon the ability to purchase premium brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising and markdown allowances from vendors. The Company purchased approximately 84% of its merchandise in fiscal 2012 from its top five vendors and expects to continue to obtain a significant percentage of its product from these vendors in future periods. Approximately 64% was purchased from one vendor (Nike). The inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by suppliers or any disruption in the supply chain could have a material adverse effect on the business, financial condition and results of operations of the Company. Because of the strong dependence on Nike, any adverse development in Nike’s financial condition and results of operations or the inability of Nike to develop and manufacture products that appeal to the Company’s target customers could also have an adverse effect on the business, financial condition and results of operations of the Company.

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

In 2010, Congress enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Due to the breadth and complexity of the health reform legislation, the current lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall effect of the legislation and related regulations on the business over the coming years. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for the Company to revise ways in which it conducts business.

The Company’s business may be adversely affected by the failure to identify suitable store locations and acceptable lease terms.

To take advantage of customer traffic and the shopping preferences of customers, the Company needs to obtain and retain stores in desirable locations such as in regional and neighborhood malls anchored by major department stores. The Company cannot be certain that desirable mall locations will continue to be available. Several large landlords dominate the ownership of prime malls in the United States and because of the dependence upon these landlords for a substantial number of the Company’s locations, any significant erosion of the relationships with these landlords or their financial condition would negatively affect the ability to obtain and retain store locations. Additionally, further landlord consolidation may negatively affect the ability to obtain and retain store locations at acceptable lease terms. The Company’s average lease term remaining for all stores is relatively short (average remaining term of approximately 3 years). Due to the short-term nature, the Company is subject to potential market changes, which could increase occupancy costs and adversely affect profitability.

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

The efficient operation of the Company’s business is dependent on information systems. In particular, the Company relies on information systems to effectively manage sales, distribution, merchandise planning and allocation functions. The Company possesses offsite recovery capabilities for its information systems. However, the failure of information systems to perform as designed could disrupt the Company’s business and adversely affect sales and profitability.

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

Certain provisions of the Indiana Business Corporation Law (the “IBCL”), specifically the constituent interests provision in Section 23-1-35-1 of the IBCL, the control share acquisitions provisions in Sections 23-1-42-1 to 23-1-42-11, the business combination provisions in Sections 23-1-43-1 to 23-1-43-24, and certain provisions of the Company’s Restated Articles of Incorporation and Bylaws, specifically the provisions regarding preferred stock, the provisions requiring a supermajority vote for certain business combinations and for certain amendments to the Restated Articles of Incorporation, the provisions requiring approval of certain transactions by the continuing directors, the provisions for a staggered board and the provisions limiting removal of directors to removal for cause, may have the effect of discouraging an unsolicited attempt by another person or entity to acquire control of the Company. These provisions may make mergers, tender offers, the removal of management, and certain other transactions more difficult or more costly and could discourage or limit shareholder participation in such types of transactions, whether or not such transactions are favored by the majority of the shareholders. The provisions also could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with the Company. Any of these factors could reduce the price of the Company’s common stock.

Other factors may negatively affect the Company’s business.

The foregoing list of risk factors is not exclusive. Other factors and unanticipated events could adversely affect the Company. The Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

Item 1B—Unresolved Staff Comments

Not Applicable.

Item 2—Properties

The Company’s corporate headquarters and distribution center are located on 54 acres in Indianapolis, Indiana. The facility consists of 142,000 square feet of office space and 647,000 square feet of warehouse space. The facility, which is owned by the Company, was designed and constructed to the Company’s specifications and includes automated conveyor and storage rack systems, a high speed shipping sorter and a tilt-tray sortation system.

Store Locations

At April 13, 2012, the Company operated 656 stores in 47 states and the District of Columbia. The Finish Line stores are primarily located in enclosed shopping malls and the Running Specialty stores are primarily located on street front locations. The following table sets forth information concerning the Company’s stores.

State	Finish Line	Running Specialty	State	Finish Line	Running Specialty
Alabama	12		Nebraska	6
Arizona	11		Nevada	6
Arkansas	6		New Hampshire	4
California	39		New Jersey	9	5
Colorado	15		New Mexico	4
Connecticut	8	1	New York	28	4
Delaware	1		North Carolina	15
Florida	44	1	North Dakota	2
Georgia	18		Ohio	38
Idaho	2		Oklahoma	6
Illinois	32		Oregon	1
Indiana	23		Pennsylvania	39
Iowa	9		Rhode Island	1
Kansas	9		South Carolina	12
Kentucky	8		South Dakota	1
Louisiana	10		Tennessee	21
Maine	1		Texas	59	3
Maryland	17	1	Utah	2
Massachusetts	15	3	Virginia	24
Michigan	24		Washington	9
Minnesota	7		West Virginia	7
Mississippi	6		Wisconsin	11
Missouri	13		Wyoming	1
Montana	1		District of Columbia		1

			Totals	637	19

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

Item 3—Legal Proceedings

The Company is subject from time to time to certain legal proceedings and claims in the ordinary course of conducting its business. The Company will record a liability related to its legal proceedings and claims when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. The Company believes there are no pending legal proceedings or claims in which the Company is currently involved which will have a material adverse effect on the Company’s financial position, results of operations or cash flow.

Item 4—Mine Safety Disclosures

Not applicable.

Directors and Executive Officers of the Registrant

Name	Age	Position	Officer or Director Since
Glenn S. Lyon	61	Chairman and Chief Executive Officer	2001
Steven J. Schneider	56	President and Chief Operating Officer	1989
Samuel M. Sato	48	Finish Line brand President and Chief Merchandising Officer	2007
Edward W. Wilhelm	53	Executive Vice President, Chief Financial Officer	2009
Mark S. Landau(1)	54	Executive Vice President, Chief Business Development Officer	2010
Christopher S. Ladd(2)	38	Executive Vice President, Chief Digital Officer	2011
George S. Sanders	54	Executive Vice President, Real Estate and Store Development	1994
Michael L. Marchetti	61	Executive Vice President, Store Operations	1995
Stephen Goldsmith(5)(6)(7)	65	Director	1999
Bill Kirkendall(3)(4)(6)(8)	58	Director	2001
William P. Carmichael(3)(9)	68	Director	2003
Catherine A. Langham(5)(10)	54	Director	2006
Dolores A. Kunda(4)(5)(11)	56	Director	2008
Norman H. Gurwitz(3)(4)(12)	64	Director	2009
Richard P. Crystal(4)(5)(6)(13)	67	Director	2009
Torrence Boone(6)(14)	42	Director	2011

(1)	Mr. Landau has served as Executive Vice Present, Chief Business Development Officer of the Company since January 2012. Previously he had served as a member of the Board of Directors since 2010. Prior to joining the Company, Mr. Landau was Managing Director and Head of CRE Banking Americas for Deutsche Bank Securities, Inc.
(2)	Mr. Ladd has served as Executive Vice President, Chief Digital Officer since November 2011. Previously he had served as Senior Vice President of Global Ecommerce for Lululemon.
(3)	Member of the Audit Committee of the Board of Directors of the Company
(4)	Member of the Compensation Committee of the Board of Directors of the Company.
(5)	Member of the Governance and Nominating Committee of the Board of Directors of the Company.
(6)	Member of the Strategy Committee of the Board of Directors of the Company.
(7)	Mr. Goldsmith is currently the Director of the Innovations in American Government Program at Harvard’s Kennedy School of Government. He also serves as a Senior Strategic Advisor and Independent Consultant to the international law firm of McKenna Long and Aldridge LLP.
(8)	Mr. Kirkendall is a Partner in Golf Resources Group.
(9)	Mr. Carmichael currently serves as Chairman of the Board of Trustees of the Columbia Funds Series Trust, Columbia Funds Master Investment Trust, and Columbia Funds Variable Insurance Trust I.
(10)	Ms. Langham is the co-founder, President and Chief Executive Officer of the global logistics firm Langham Logistics, Inc.
(11)	Ms. Kunda is the founder, President and Chief Executive Officer of Lapiz Integrated Hispanic Marketing.
(12)	Mr. Gurwitz is a former advisor to Emmis Communications Corporation.
(13)	Mr. Crystal is the former Chairman and Chief Executive Officer of women’s clothing retailer New York & Company.
(14)	Mr. Boone is Managing Director of Agency Business Development for Google.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A Common Stock is traded on the Nasdaq Global Select Market under the ticker symbol FINL. There is no established public trading market for the Company’s Class B Common Stock. All shares of the Class B Common Stock will be converted into shares of Class A Common Stock as of July 20, 2012, which is the day after the Company’s 2012 Annual Meeting of Shareholders.

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company’s Class A Common Stock as reported by the Nasdaq Stock Market.

	Fiscal 2012		Fiscal 2011
Quarter Ended	High	Low	High	Low
May	$23.27	$16.97	$18.11	$11.37
August	23.64	16.42	17.35	11.78
November	22.31	17.80	18.47	12.85
February	24.48	18.71	19.48	14.96

As of April 13, 2012, there were approximately 4,282 record holders of Class A Common Stock and 30 record holders of Class B Common Stock. The number of Class A Common Stock record holders excludes the beneficial owners of shares held in “street” name or held through participants in depositories. All shares of Class B Common Stock are held by the founding shareholders, their family members, directors, officers and other key employees.

On January 18, 2012, the Company’s Board of Directors increased its quarterly cash dividend by 20% to $0.06 per share of Class A and Class B Common Stock. The Company declared dividends of $11.0 million and $9.1 million during fiscal 2012 and 2011, respectively. As of March 3, 2012 and February 26, 2011, dividends declared but not paid of $3.1 million and $2.7 million, respectively, were accrued in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets. The Company expects to continue to pay dividends on a quarterly basis and review for increases annually; however, further declarations of dividends remain at the discretion of the Company’s Board of Directors.

On July 17, 2008, the Company’s Board of Directors authorized the 2008 stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A Common Stock outstanding through December 31, 2011. Throughout the term of the 2008 stock repurchase program, the Company purchased 4,660,697 shares at an average price of $16.06 per share for an aggregate amount of $74.8 million. The 2008 stock repurchase program was terminated on July 21, 2011 and was superseded by the 2011 stock repurchase program which became effective as of the same date.

Under the 2011 stock repurchase program, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s Class A Common Stock outstanding through December 31, 2014. Under the 2011 stock repurchase program the Company purchased 1,199,900 shares at an average price of $19.70 per share for an aggregate amount of $23.6 million in fiscal 2012. Under both the 2008 and 2011 stock repurchase programs, the Company purchased 2,884,603 shares at an average price of $20.93 per share for an aggregate amount of $60.4 million during fiscal 2012. As of March 3, 2012, there are 3,800,100 shares remaining available to repurchase under the 2011 stock repurchase program.

As of March 3, 2012, the Company holds as treasury shares 8,043,936 shares of its Class A Common Stock at an average price of $15.94 per share for an aggregate amount of $128.2 million. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

Month	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
November 27, 2011 – December 31, 2011	300,000	$19.71	300,000	3,800,100
January 1, 2012 – February 4, 2012	—	$—	—	3,800,100
February 5, 2012 – March 3, 2012	—	$—	—	3,800,100

	300,000	$19.71	300,000

(1)	– The average price paid per share includes any brokerage commissions.

Item 6—Selected Financial Data

	Year Ended
	March 3, 2012	February 26, 2011	February 27, 2010	February 28, 2009	March 1, 2008
	(in thousands, except per share and store operating data)
Statement of Operations Data(6):
Net sales	$1,369,259	$1,229,002	$1,172,415	$1,194,657	$1,200,863
Cost of sales (including occupancy costs)	889,130	815,073	793,556	828,139	843,288

Gross profit	480,129	413,929	378,859	366,518	357,575
Selling, general and administrative expenses	343,629	302,718	297,323	312,011	318,227
Store closing costs	1,191	350	2,707	492	307
Terminated merger-related (income) cost, net	—	—	—	(1,969)	91,354
Impairment charges	974	1,228	6,771	6,118	4,551

Operating income (loss)	134,335	109,633	72,058	49,866	(56,864)
Interest income, net	447	508	322	814	1,380

Income (loss) from continuing operations before income taxes	134,782	110,141	72,380	50,680	(55,484)
Income tax expense (benefit)(7)	49,978	41,277	21,547	20,278	(13,613)

Income (loss) from continuing operations	$84,804	$68,864	$50,833	$30,402	$(41,871)

Earnings Per Share Data(6):
Basic income (loss) from continuing operations per share	$1.62	$1.28	$0.92	$0.56	$(0.89)

Diluted income (loss) from continuing operations per share	$1.59	$1.26	$0.92	$0.55	$(0.89)

Dividends declared per share	$0.21	$0.17	$0.13	$0.09	$0.025

Share Data:
Basic weighted-average shares	52,020	52,979	54,221	53,846	47,196

Diluted weighted-average shares(1)	52,818	53,775	54,597	54,108	47,196

Selected Store Operating Data:
Number of stores
Acquired during year	18	—	—	—	—
Opened during year	5	11	5	9	18
Closed during year	(31)	(13)	(28)	(17)	(11)
Open at end of year	656	664	666	689	697
Total square feet(2)	3,498,090	3,564,277	3,590,780	3,746,413	3,854,733
Average square feet per store(2)	5,332	5,368	5,392	5,437	5,530
Net sales per square foot for comparable stores(4)(5)	$339	$317	$298	$297	$300
Increase (decrease) in comparable store net sales(3)(5)	9.2%	6.3%	(0.5)%	0.3%	(4.5)%
Balance Sheet Data:
Working capital	$414,065	$383,264	$328,664	$279,237	$234,747
Total assets	$711,496	$664,845	$610,268	$598,733	$643,047
Total debt	$—	$—	$—	$—	$—
Shareholders’ equity	$529,537	$490,245	$442,150	$424,394	$420,866

(1)	Consists of weighted-average common and common equivalent shares outstanding for the year.
(2)	Computed as of the end of each fiscal year.
(3)	Calculation includes all stores that are open at the year-end and that have been open more than one year. Accordingly, stores opened and closed during the year are not included. Calculation includes digital sales.
(4)

Calculation includes all stores that are open at the year-end and that have been open more than one year. Accordingly, stores opened and closed during the year are not included. Calculation excludes digital sales. Calculated excluding sales for the 53rd week in fiscal 2012.

(5)	Running Specialty stores are not included in this calculation.
(6)	Amounts are from continuing operations only. Fiscal 2012 includes 53 weeks versus 52 weeks in all other years presented.
(7)	Fiscal 2010 amount includes a $6.5 million one-time tax benefit regarding the tax treatment of the terminated merger and litigation expenses.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Fiscal 2012 was an outstanding year for the Company, punctuated by several highlights discussed below. The Company has continued to execute its strategic plan, which was put in place three years ago to help the Company focus on and deliver results that meet or exceed its goals and key financial targets. By consistently and aggressively executing this strategic plan, the Company is delivering on its mission to drive long-term shareholder value.

•	Net sales increased 11.4% to $1,369.3 million in fiscal 2012 compared to $1,229.0 million in fiscal 2011.

•	Comparable store net sales for fiscal 2012 increased 9.2%.

•	Digital comparable sales (which are included in comparable store net sales) increased 49.5%.

•	Conversion within the stores increased 1.2%.

•	Average dollar per transaction increased 3.5%.

•	Store traffic increased 1.3%.

•	Net sales per square foot for comparable stores increased by $22 to $339.

•	Gross profit was $480.1 million (35.1% of net sales) in fiscal 2012 compared to $413.9 million (33.7% of net sales) in fiscal 2011.

•	0.2% increase in product margin, net of shrink, as a percentage of net sales.

•	Fiscal 2012 product margin percentage was a historical high.

•	Occupancy costs lowered by 1.2% as a percentage of net sales.

•	Occupancy costs in dollars increased by 0.5% in fiscal 2012.

•	SG&A expenses were $343.6 million (25.1% of net sales) in fiscal 2012 compared to $302.7 million (24.6% of net sales) in fiscal 2011.

•	0.5% deleverage as a percentage of net sales.

•

Investments in information technology and digital capabilities in addition to variable SG&A in association with digital sales which grew as a percentage of total sales to 10.9% from 7.8% in the prior year.

•	Operating income was $134.3 million (9.8% of net sales) in fiscal 2012 compared to $109.6 million (9.0% of net sales) in fiscal 2011.

•	$24.7 million improvement over fiscal 2011 or 22.5%.

•	0.8% improvement as a percentage of net sales.

•	Income from continuing operations was $84.8 million (6.2% of net sales) in fiscal 2012 compared to $68.9 million (5.6% of net sales) in fiscal 2011.

•	$15.9 million improvement over fiscal 2011 or 23.1%.

•	Diluted income from continuing operations per share of $1.59 in fiscal 2012 compared to $1.26 in fiscal 2011.

•	Cash and cash equivalents were $307.5 million at March 3, 2012 with no interest bearing debt.

•	Generated cash from operations of $94.7 million in fiscal 2012.

•	Capital expenditures were $29.1 million in fiscal 2012.

•	Paid $10.5 million of dividends to shareholders in fiscal 2012.

•	Repurchased 2.9 million shares of common stock totaling $60.4 million during fiscal 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Opened 4 new, and closed 31, Finish Line stores during fiscal 2012, ending the year with 637 Finish Line stores.

•	Acquired 18 Running Specialty stores for $8.5 million and opened 1 new store, ending the year with 19 Running Specialty stores.

Fiscal 2013 Outlook

Based on strategic investments in technology, stores and digital capabilities required to execute the Company’s omni-channel strategy, the Company expects to generate earnings per share growth in the mid-single digits in fiscal 2013 with comparable store net sales expected in the mid-single digits as well. As the investments begin to drive returns, the Company expects earnings per share growth to accelerate into the low to mid-teens beginning in fiscal 2014.

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

Operating Leases. The Company leases retail stores under operating leases. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense for minimum lease payments on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The Company uses a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the leased space for build out. Contingent rents are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Other liabilities and accrued expenses” in the Consolidated Balance Sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Income Taxes. The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. The deferred tax assets may be reduced by a valuation allowance, which is established when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In addition, management is required to evaluate all available evidence including estimating future taxable income by taxing jurisdictions, the future reversal of temporary differences, tax planning strategies, and recent results of operations when making its judgment to determine whether or not to record a valuation allowance for a portion or all of its deferred tax asset. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statements of Income in the period that includes the enactment date.

The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating income tax positions. The first step requires the Company to conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by a tax authority. The second step applies if the Company has concluded that the tax position is more likely than not to be sustained upon examination and requires the Company to measure the largest amount of benefit, determined on a cumulative probability basis, which it is more likely than not to be realized upon ultimate settlement. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Accruals of uncertain tax positions require management to make estimates and judgments with respect to the ultimate outcome of tax audits. Actual results could vary from these estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recent Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, an update to FASB Codification Intangibles—Goodwill and Other. Specifically, this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions for this pronouncement are effective for fiscal years, and interim periods beginning after December 15, 2011, with early adoption permitted. The Company will adopt this update beginning March 4, 2012. The Company does not expect this pronouncement to have a material effect on our consolidated financial statements.

Results of Operations

General. The following discussion and analysis should be read in conjunction with the information set forth under “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 53 weeks in fiscal 2012 and 52 weeks in fiscal 2011 and 2010.

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Year Ended
Number of Stores:	March 3, 2012	February 26, 2011
Finish Line
Beginning of year	664	666
Opened	4	11
Closed	(31)	(13)

End of year	637	664
Running Specialty
Beginning of year	—	—
Acquired	18	—
Opened	1	—
Closed	—	—

End of year	19	—
Total
Beginning of year	664	666
Acquired	18	—
Opened	5	11
Closed	(31)	(13)

End of year	656	664

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	March 3, 2012	February 26, 2011
Square feet information as of:
Finish Line
Square feet	3,440,788	3,564,277
Average store size	5,402	5,368
Running Specialty
Square feet	57,302	—
Average store size	3,016	—
Total

Square feet	3,498,090	3,564,277

The following table sets forth net sales of the Company by major category for each of the following years (in thousands):

	Year Ended
Category	March 3, 2012		February 26, 2011		February 27, 2010
Footwear	$1,177,114	86%	$1,056,586	86%	$1,005,166	86%
Softgoods	192,145	14%	172,416	14%	167,249	14%

Total	$1,369,259	100%	$1,229,002	100%	$1,172,415	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the years indicated below.

	Year Ended
	March 3, 2012	February 26, 2011	February 27, 2010
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	64.9	66.3	67.7

Gross profit	35.1	33.7	32.3
Selling, general and administrative expenses	25.1	24.6	25.4
Store closing costs	0.1	—	0.2
Impairment charges	0.1	0.1	0.6

Operating income	9.8	9.0	6.1
Interest income, net	—	—	—

Income from continuing operations before income taxes	9.8	9.0	6.1
Income tax expense	3.6	3.4	1.8

Income from continuing operations	6.2%	5.6%	4.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fifty-Three Weeks Ended March 3, 2012 Compared to the Fifty-Two Weeks Ended February 26, 2011.

Net Sales

	Year Ended
	March 3, 2012	February 26, 2011
	(dollars in thousands)
Net sales	$1,369,259	$1,229,002
Comparable store net sales increase	9.2%	6.3%

Net sales increased 11.4% for fiscal 2012 compared to fiscal 2011. The increase was primarily a result of a comparable store net sales increase of 9.2% during fiscal 2012 as well as an additional 7 days of sales in fiscal 2012 that resulted in additional net sales of $30.5 million. The 9.2% comparable store sales was a result of a 3.5% increase in average dollar per transaction, a 1.2% increase in store conversion, 1.3% increase in store traffic, and a 49.5% increase in digital sales. Comparable store footwear sales for the fifty-three weeks ended March 3, 2012 increased 9.5% while comparable store softgoods sales increased 7.8%.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	March 3, 2012	February 26, 2011
	(dollars in thousands)
Cost of sales (including occupancy costs)	$889,130	$815,073
Gross profit	$480,129	$413,929
Gross profit as a percentage of net sales	35.1%	33.7%

The 1.4% increase in gross profit, as a percentage of net sales, was a result of a 1.2% decrease in occupancy costs as a percentage of net sales and a 0.2% increase in product margin, net of shrink, as a percentage of net sales. The 1.2% decrease in occupancy costs as a percentage of net sales is primarily the result of leveraging the 9.2% comparable store net sales increase and operating 27 net fewer Finish Line stores at March 3, 2012 compared to February 26, 2011, partially offset by the addition of 19 Running Specialty stores. The 0.2% increase in product margin as a percentage of net sales is primarily the result of disciplined inventory management providing the ability to have more premium products on-hand. This created less mark-downs in stores, as well as improved inventory turns, which resulted in improved sell through at full retail on premium product.

Selling, General and Administrative Expenses

	Year Ended
	March 3, 2012	February 26, 2011
	(dollars in thousands)
Selling, general and administrative expenses	$343,629	$302,718
Selling, general and administrative expenses as a percentage of net sales	25.1%	24.6%

The $40.9 million increase in selling, general and administrative expenses for the fifty-three weeks ended March 3, 2012 as compared to the fifty-two weeks ended February 26, 2011 was primarily due to the following: (1) strategic spending in marketing initiatives to drive traffic to our digital sites and our stores; (2) variable costs in fulfillment, freight and payroll increased in conjunction with the 49.5% increase in digital sales as well as the increase in store sales; and (3) additional expenses associated with the Running Specialty stores.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Store Closing Costs

	Year Ended
	March 3, 2012	February 26, 2011
	(dollars in thousands)
Store closing costs	$1,191	$350
Store closing costs as a percentage of net sales	0.1%	—%
Number of stores closed	31	13

Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing. The $0.8 million increase in store closing costs is a function of more stores closed during fiscal 2012 compared to fiscal 2011 that had remaining book value.

Impairment Charges

	Year Ended
	March 3, 2012	February 26, 2011
	(dollars in thousands)
Impairment charges	$974	$1,228
Impairment charges as a percentage of net sales	0.1%	0.1%
Number of stores impaired	4	5

These impairment charges primarily represent the non-cash write-off of long-lived assets on underperforming stores.

Interest Income, Net

	Year Ended
	March 3, 2012	February 26, 2011
	(dollars in thousands)
Interest income, net	$447	$508
Interest income, net as a percentage of net sales	—%	—%

The slight decrease was due to lower earned interest rates for fiscal 2012 compared to fiscal 2011, partially offset by higher balances invested.

Income Taxes

	Year Ended
	March 3, 2012	February 26, 2011
	(dollars in thousands)
Income tax expense	$49,978	$41,277
Income tax expense as a percentage of net sales	3.6%	3.4%
Effective income tax rate	37.1%	37.5%

The decrease in the effective tax rate in fiscal 2012 is the result of the favorable completion of a state income tax audit of approximately $1.0 million for which an uncertain tax position reserve was reversed.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income from Continuing Operations

	Year Ended
	March 3, 2012	February 26, 2011
	(dollars in thousands, except per share data)
Income from continuing operations	$84,804	$68,864
Income from continuing operations as a percentage of net sales	6.2%	5.6%
Income from continuing operations per diluted share	$1.59	$1.26

The $15.9 million increase in income from continuing operations for fiscal 2012 compared to fiscal 2011 is attributable to the 11.4% net sales improvement, improved product margins, better leverage on occupancy costs and managing expenses as discussed above.

Fiscal 2011 Compared to Fiscal 2010.

Net Sales

	Year Ended
	February 26, 2011	February 27, 2010
	(dollars in thousands)
Net sales	$1,229,002	$1,172,415
Comparable store net sales (decrease) increase	6.3%	(0.5)%

Net sales increased 4.8% for fiscal 2011 compared to fiscal 2010. The increase was primarily a result of a comparable store net sales increase of 6.3% during fiscal 2011 offset partially by a decrease in net sales resulting from a net decrease in store count the past 2 years as the Company has closed more stores than it has opened. Comparable footwear net sales increased 6.5% for fiscal 2011 primarily driven by a 4.9% increase in average selling price and a 1.0% increase in store conversion, offset partially by a decline in store traffic. Comparable softgoods net sales increased by 4.7% for fiscal 2011. The increase was a result of the Company’s efforts over the recent past to improve the apparel business by improving inventory turns and moving into more premium brands.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	February 26, 2011	February 27, 2010
	(dollars in thousands)
Cost of sales (including occupancy costs)	$815,073	$793,556
Gross profit	$413,929	$378,859
Gross profit as a percentage of net sales	33.7%	32.3%

The 1.4% increase in gross profit, as a percentage of net sales, was a result of a 1.1% decrease in occupancy costs as a percentage of net sales and a 0.3% increase in product margin as a percentage of net sales. The 1.1% decrease in occupancy costs as a percentage of net sales is primarily the result of leveraging the 6.3% comparable store net sales increase and continuing to work with our landlords to negotiate mutually acceptable terms. The 0.3% increase in product margin as a percentage of net sales is primarily the result of disciplined inventory management which led to less promotions and improved inventory turns, resulting in improved sell through at full retail on premium product.

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

The change in effective tax rate reflects a one-time tax benefit of $6.5 million in fiscal 2010 related to the Company finalizing a favorable agreement with the Internal Revenue Service regarding the income tax treatment of terminated merger and litigation expenses.

Income from Continuing Operations

	Year Ended
	February 26, 2011	February 27, 2010
	(dollars in thousands, except per share data)
Income from continuing operations	$68,864	$50,833
Income from continuing operations as a percentage of net sales	5.6%	4.3%
Income from continuing operations per diluted share	$1.26	$0.92

The $18.0 million increase in income from continuing operations for fiscal 2011 compared to fiscal 2010 is attributable to the 4.8% net sales improvement, maximizing product margins and managing expenses as discussed earlier, offset partially by the one-time tax benefit of $6.5 million recorded in fiscal 2010.

Loss from Discontinued Operations

	Year Ended
	February 26, 2011	February 27, 2010
	(dollars in thousands)
Loss from discontinued operations, net of income taxes	$(30)	$(15,161)

For fiscal 2010, the loss from discontinued operations includes operating losses of $5.6 million as well as $18.3 million related to the loss on the sale of Man Alive. This $18.3 million loss was made up of a $7.7 million purchase price rebate, $7.4 million inventory write-off, $6.7 million property and equipment write-off, and $2.4 million in other charges, partially offset by the reversal of “Deferred credits from landlords” of $5.9 million. The $23.9 million of loss from discontinued operations was offset partially by an income tax benefit of $8.7 million.

Liquidity and Capital Resources. The Company’s primary source of working capital is cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (dollars in thousands):

	March 3, 2012	February 26, 2011
Cash and cash equivalents	$307,494	$299,323
Merchandise inventories, net	$220,405	$193,505
Interest-bearing debt	$—	$—
Working capital	$414,065	$383,264

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Activities

Net cash provided by operations was $94.7 million, $108.6 million and $157.5 million for fiscal 2012, 2011 and 2010, respectively. At March 3, 2012, the Company had cash and cash equivalents of $307.5 million, which represents an $8.2 million increase over February 26, 2011. Cash equivalents are invested in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments with daily liquidity. Net cash provided by operating activities decreased by $13.9 million in fiscal 2012 compared to fiscal 2011. This decrease is primarily attributable to working capital changes including an incremental build in inventory of $21.3 million and an incremental reduction in accounts payable of $20.0 million, offset partially by incremental improvement in income taxes payable of $19.6 million and improved operating results for fiscal 2012 compared to fiscal 2011.

Consolidated inventories increased 13.9% at March 3, 2012 compared to February 26, 2011. Finish Line inventories increased 11.9% at March 3, 2012 compared to February 26, 2011. The increase over the prior year is to support the positive comparable store net sales increase.

Investing Activities

Capital expenditures were $29.1 million, $19.1 million and $8.5 million for fiscal 2012, 2011 and 2010, respectively. Expenditures in fiscal 2012 were primarily for the construction of 4 new Finish Line stores and 1 Running Specialty store, the remodeling of 17 existing Finish Line stores, Finish Line digital enhancements, building the Running Specialty website, and various corporate technology upgrades.

The Company intends to accelerate the pace of investments, which will significantly increase capital expenditures for the upcoming fiscal year to approximately $80-$90 million. Of this amount, approximately $14-$17 million is intended for the construction of approximately 25-30 new Finish Line stores, and approximately $28-$30 million is intended for the remodeling or expanding of 35-40 existing Finish Line stores with a newly-developed store prototype design and additional brand shops such as our Nike Track Club, Brand Jordan, as well as other key brand partnerships for “store-within-store” models.

The remaining $38-$43 million is related to projected capital expenditures of approximately $13-$15 million intended for store technology, which includes items like new POS software, tablets and handhelds for our stores, approximately $18-$20 million intended for IT infrastructure investments to support new supply chain and merchandise systems, and approximately $7-$8 million intended for technology to support growth in our digital business.

The Company estimates its cash requirement to open a new Finish Line prototype store (averaging 5,000 square feet) to be approximately $0.9 million. This requirement includes approximately $0.7 million for fixtures, equipment, leasehold improvements and pre-opening expenses and approximately $0.3 million ($0.2 million net of payables) in new store inventory.

Financing Activities

The Company has an unsecured $50.0 million Revolving Credit Facility Agreement (the “Credit Agreement”) with certain lenders, which expires March 1, 2013. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate maximum amount of the credit facility by up to an additional $50.0 million.

The Credit Agreement is used by the Company to issue letters of credit. It is the Company’s intention to support working capital needs and fund capital expenditures from operating cash flows and cash on hand in the foreseeable future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Approximately $3.8 million in stand-by letters of credit were outstanding as of March 3, 2012 under the Credit Agreement. No advances were outstanding under the Credit Agreement as of March 3, 2012. Accordingly, the total revolving credit availability under the Credit Agreement was $46.2 million as of March 3, 2012.

The Company’s ability to borrow monies in the future under the Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a minimum leverage ratio (as defined in the Credit Agreement) and minimum consolidated tangible net worth (as defined in the Credit Agreement). The Company was in compliance with all such covenants as of March 3, 2012.

To maintain availability of funds under the Credit Agreement, the Company will pay a 0.25% per annum commitment fee on the revolving credit commitments under the Credit Agreement.

The interest rates per annum applicable to amounts outstanding under the Credit Agreement at March 3, 2012 are, at the Company’s option, either (a) the Base Rate as defined in the Credit Agreement (the “Base Rate”) plus a margin of 0.50% per annum, or (b) the LIBOR Rate as defined in the Credit Agreement (the “LIBOR Rate”) plus a margin of 1.50% per annum. The margin over the Base Rate and the LIBOR Rate under the Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum margin over the Base Rate under the Credit Agreement will be 1.0% per annum; the maximum margin over the LIBOR Rate under the Credit Agreement will be 2.0% per annum. Interest payments under the Credit Agreement are due on the interest payment dates specified in the Credit Agreement.

The obligations under the Credit Agreement generally are unsecured, except that, upon a Collateralization Event (as defined in the Credit Agreement), the Company will be deemed to have granted a security interest in the Collateral (as defined in the Credit Agreement), subject to certain specified liens. In certain circumstances, such security interest may be released (and may subsequently spring back into effect) depending on whether the Collateralization Event is continuing (or a new Collateralization Event has occurred). No Collateralization Events occurred during fiscal 2012.

On July 17, 2008, the Company’s Board of Directors authorized the 2008 stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2011. Throughout the term of the 2008 stock repurchase program, the Company purchased 4,660,697 shares at an average price of $16.06 per share for an aggregate amount of $74.8 million. The 2008 stock repurchase program was terminated on July 21, 2011 and was superseded by the 2011 stock repurchase program, which became effective as of the same date.

Under the 2011 stock repurchase program, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. Under the 2011 stock repurchase program the Company purchased 1,199,900 shares at an average price of $19.70 per share for an aggregate amount of $23.6 million in fiscal 2012. Under both the 2008 and 2011 stock repurchase programs, the Company purchased 2,884,603 shares at an average price of $20.93 per share for an aggregate amount of $60.3 million during fiscal 2012. As of March 3, 2012, there were 3,800,100 shares remaining available to repurchase under the 2011 stock repurchase program.

As of March 3, 2012, the Company holds as treasury shares 8,043,936 shares of its Class A Common Stock at an average price of $15.94 per share for an aggregate purchase amount of $128.2 million. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On January 18, 2012, the Company’s Board of Directors increased its quarterly cash dividend to $0.06 per share of Class A and Class B common stock. The Company declared dividends of $11.0 million and $9.1 million during fiscal 2012 and 2011, respectively. As of March 3, 2012 and February 26, 2011, dividends declared but not paid were $3.1 million and $2.7 million, respectively. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

Management believes that cash on hand of approximately $307.5 million as of March 3, 2012 and anticipated future operating cash flow will be sufficient to deliver on the Company’s three strategic priorities to drive sales and earnings growth:

•	Continue to grow the core Finish Line business through improved store productivity and aggressive digital growth;

•	Continue to expand as a multi-divisional retailer, maximizing the growth opportunities in Running Specialty while exploring beyond it as well; and

•	Continue to provide direct returns to shareholders through dividends and share repurchases.

Contractual Obligations

The following table summarizes the Company’s long-term contractual obligations as of March 3, 2012 (in thousands):

	Total	Payments Due by Fiscal Year
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
Contractual Obligations
Operating Lease Obligations	$361,630	$77,457	$127,604	$77,506	$79,063	$—
Other Liabilities(1)	12,654	200	—	—	—	12,454

Total Contractual Obligations	$374,284	$77,657	$127,604	$77,506	$79,063	$12,454

(1)	Other Liabilities includes future estimated payments associated with unrecognized tax benefits of $8.9 million. The Company expects to make cash outlays in the future related to our unrecognized tax benefits. The “Less than 1 Year” category includes $0.2 million of these tax items because it is reasonably possible that the payment could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining $8.7 million is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For further information related to unrecognized tax benefits, see Note 6, “Income Taxes,” to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data. Additionally, Other Liabilities includes future payments related to our non-qualified deferred compensation plan of $3.8 million as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled. Total purchase orders outstanding at March 3, 2012 are $410.5 million.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements as that term is defined in Item 303(a)(4) of Regulation S-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to changes in interest rates primarily from its investments in marketable securities from time to time. The Company did not have any marketable securities as of March 3, 2012. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 3, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment it believes that, as of March 3, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 3, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited The Finish Line, Inc.’s internal control over financial reporting as of March 3, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Finish Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Finish Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 3, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Finish Line, Inc. as of March 3, 2012 and February 26, 2011, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 3, 2012 of The Finish Line, Inc., and our report dated May 1, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

May 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of March 3, 2012 and February 26, 2011, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 3, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at March 3, 2012 and February 26, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 3, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Finish Line, Inc.’s. internal control over financial reporting as of March 3, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 1, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

May 1, 2012

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 3, 2012	February 26, 2011
Assets
Current Assets
Cash and cash equivalents	$307,494	$299,323
Accounts receivable, net	9,041	10,552
Merchandise inventories, net	220,405	193,505
Other	15,808	6,304

Total current assets	552,748	509,684
Property and Equipment
Land	1,557	1,557
Building	41,745	41,653
Leasehold improvements	220,532	223,485
Furniture, fixtures and equipment	115,798	115,054
Construction in progress	6,987	2,820

	386,619	384,569
Less accumulated depreciation	259,622	258,059

	126,997	126,510

Deferred income taxes	16,888	23,795
Goodwill	8,503	—
Other intangible assets	550	—
Other assets, net	5,810	4,856

Total assets	$711,496	$664,845

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$67,246	$72,780
Employee compensation	22,403	18,516
Accrued property and sales tax	10,312	8,188
Income taxes payable	13,348	6,776
Deferred income taxes	7,068	3,170
Other liabilities and accrued expenses	18,306	16,990

Total current liabilities	138,683	126,420

Commitments and contingencies

Deferred credits from landlords	30,080	34,653
Other long-term liabilities	13,196	13,527

Shareholders’ Equity
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—(2012—58,839; 2011—58,001)
Shares outstanding—(2012—50,795; 2011—51,037)	588	580
Class B:
Shares authorized—10,000
Shares issued and outstanding—(2012—571; 2011—1,351)	5	13
Additional paid-in capital	211,271	197,036
Retained earnings	445,884	372,047
Treasury stock (2012—8,044; 2011—6,964)	(128,211)	(79,431)

Total shareholders’ equity	529,537	490,245

Total liabilities and shareholders’ equity	$711,496	$664,845

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended
	March 3, 2012	February 26, 2011	February 27, 2010
Net sales	$1,369,259	$1,229,002	$1,172,415
Cost of sales (including occupancy costs)	889,130	815,073	793,556

Gross profit	480,129	413,929	378,859
Selling, general and administrative expenses	343,629	302,718	297,323
Store closing costs	1,191	350	2,707
Impairment charges	974	1,228	6,771

Operating income	134,335	109,633	72,058
Interest income, net	447	508	322

Income from continuing operations before income taxes	134,782	110,141	72,380
Income tax expense	49,978	41,277	21,547

Income from continuing operations	84,804	68,864	50,833
Loss from discontinued operations, net of income tax benefit	—	(30)	(15,161)

Net income	$84,804	$68,834	$35,672

Income (loss) per basic share:
Income from continuing operations	$1.62	$1.28	$0.92
Loss from discontinued operations	—	—	(0.27)

Net income	$1.62	$1.28	$0.65

Income (loss) per diluted share:
Income from continuing operations	$1.59	$1.26	$0.92
Loss from discontinued operations	—	—	(0.28)

Net income	$1.59	$1.26	$0.64

Dividends declared per share	$0.21	$0.17	$0.13

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	March 3, 2012	February 26, 2011	February 27, 2010
Operating activities
Net income	$84,804	$68,834	$35,672
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations	—	—	18,284
Impairment charges	974	1,228	6,771
Depreciation and amortization	27,027	26,959	29,977
Deferred income taxes	10,805	2,362	7,090
Loss on disposal of property and equipment	1,528	303	3,075
Share-based compensation	5,187	4,209	3,508
Excess tax benefits from share-based compensation	(5,951)	(1,297)	(433)
Changes in operating assets and liabilities
Accounts receivable	1,511	(6,785)	1,187
Merchandise inventories	(23,880)	(2,611)	42,074
Other assets	(8,645)	8,416	1,371
Accounts payable	(7,512)	12,479	(4,055)
Employee compensation	3,887	2,258	3,535
Income taxes payable	8,971	(10,651)	16,452
Other liabilities and accrued expenses	2,950	8,223	(993)
Deferred credits from landlords	(6,916)	(5,353)	(6,057)

Net cash provided by operating activities	94,740	108,574	157,458

Investing activities
Additions to property and equipment	(29,131)	(19,088)	(8,454)
Acquisition, net of cash acquired	(8,495)	—	—
Payments for intangible assets	(550)	—	—
Proceeds from disposals of property and equipment	40	127	103
Payments for sale of discontinued operations	—	(667)	(10,195)
Proceeds from sale of marketable securities	—	—	14,913

Net cash used in investing activities	(38,136)	(19,628)	(3,633)

Financing activities
Dividends paid to shareholders	(10,512)	(8,598)	(6,610)
Proceeds from issuance of common stock	16,496	5,338	1,834
Excess tax benefits from share-based compensation	5,951	1,297	433
Purchase of treasury stock	(60,368)	(22,168)	(15,936)

Net cash used in financing activities	(48,433)	(24,131)	(20,279)

Net increase in cash and cash equivalents	8,171	64,815	133,546
Cash and cash equivalents at beginning of year	299,323	234,508	100,962

Cash and cash equivalents at end of year	$307,494	$299,323	$234,508

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Totals
	Class A	Class B	Treasury	Class A	Class B
Balance at February 28, 2009	50,025	4,013	5,271	$553	$40	$186,655	$283,757	$(46,611)	$424,394
Net income							35,672		35,672
Cash dividends declared ($0.13 per share)							(7,124)		(7,124)
Non-qualified Class A Common Stock options exercised and related tax benefits	327		(327)			246		1,449	1,695
Share-based compensation						3,508			3,508
Restricted shares vested, net of repurchase for taxes	110		(110)			(887)		455	(432)
Shares issued under employee stock purchase plan	53		(53)			142		231	373
Class B Common Stock conversion to Class A Common Stock	1,960	(1,960)		19	(19)				—
Treasury Stock purchased	(1,390)		1,390					(15,936)	(15,936)

Balance at February 27, 2010	51,085	2,053	6,171	572	21	189,664	312,305	(60,412)	442,150
Net income							68,834		68,834
Cash dividends declared ($0.17 per share)							(9,092)		(9,092)
Non-qualified Class A Common Stock options exercised and related tax benefits	542		(542)			4,011		2,250	6,261
Share-based compensation						4,209			4,209
Restricted shares vested, net of repurchase for taxes	223	43	(223)			(1,091)		783	(308)
Shares issued under employee stock purchase plan	28		(28)			243		116	359
Class B Common Stock conversion to Class A Common Stock	745	(745)		8	(8)				—
Treasury Stock purchased	(1,586)		1,586					(22,168)	(22,168)

Balance at February 26, 2011	51,037	1,351	6,964	580	13	197,036	372,047	(79,431)	490,245
Net income							84,804		84,804
Cash dividends declared ($0.21 per share)							(10,967)		(10,967)
Non-qualified Class A Common Stock options exercised and related tax benefits	1,490		(1,490)			10,428		11,237	21,665
Share-based compensation						5,187			5,187
Restricted shares vested, net of repurchase for taxes	288	58	(288)			(1,508)		17	(1,491)
Shares issued under employee stock purchase plan	27		(27)			128		334	462
Class B Common Stock conversion to Class A Common Stock	838	(838)		8	(8)				—
Treasury Stock purchased	(2,885)		2,885					(60,368)	(60,368)

Balance at March 3, 2012	50,795	571	8,044	$588	$5	$211,271	$445,884	$(128,211)	$529,537

See accompanying notes

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Presentation. The consolidated financial statements include the accounts of The Finish Line, Inc. and its subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated. Throughout these notes to the consolidated financial statements, fiscal years ended March 3, 2012, February 26, 2011 and February 27, 2010 are referred to as 2012, 2011 and 2010, respectively.

The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 53 weeks in 2012, and 52 weeks in 2011 and 2010.

Nature of Operations. The Finish Line, Inc. is one of the nation’s largest mall-based specialty retailers in the United States, and operates two retail divisions under the Finish Line brand name (“Finish Line”) and Running Specialty Group (“Running Specialty”).

In 2012, the Company purchased approximately 84% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 64%, 61% and 65% of merchandise purchases in 2012, 2011 and 2010, respectively.

Use of Estimates. Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information. The Company is a premium retailer of athletic shoes, apparel and accessories for men, women and kids, throughout the United States, through three operating segments, “brick and mortar” stores, digital (which includes internet, mobile and tablet), and Running Specialty. Given the similar economic characteristics of both “brick and mortar” stores and digital, which include a similar nature of products sold, type of customer, and method of distribution, and Running Specialty being immaterial, the Company’s operating segments are aggregated into one reportable segment. The following table sets forth net sales of the Company by major category for each of the following years (in thousands):

Category	2012		2011		2010
Footwear	$1,177,114	86%	$1,056,586	86%	$1,005,166	86%
Softgoods	192,145	14%	172,416	14%	167,249	14%

Total	$1,369,259	100%	$1,229,002	100%	$1,172,415	100%

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. At March 3, 2012, substantially all of the Company’s cash was invested in deposit accounts at banks. The majority of payments due from banks for credit card transactions process within 24 to 48 hours and are accordingly classified as cash and cash equivalents.

Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. Merchandise inventories are recorded net of markdowns and shrinkage. Vendor rebates are applied as a reduction to the cost of merchandise inventories.

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings and three to 10 years for furniture, fixtures and equipment. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred. Depreciation expense charged to continuing operations for 2012, 2011 and 2010 was $27,091,000, $26,940,000 and $29,398,000, respectively.

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

Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets in accordance with ASC 350 “Goodwill and Other Intangible Assets” (“ASC 350”). ASC 350 requires that goodwill and intangible assets with indefinite lives not be amortized, but reviewed for impairment if impairment indicators arise and, at a minimum, annually. Intangible assets that are deemed to have finite lives are amortized over their estimated useful lives.

The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of each operating segment with goodwill to its carrying value. The Company determines the fair value of its operating segments with goodwill using a combination of a discounted cash flow and a market value approach. If the fair value of the operating segment exceeds the carrying value of the net assets assigned to that operating segment, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the operating segment exceeds the fair value of the operating segment, then the Company must perform the second step in order to determine the implied fair value of the operating segment’s goodwill and compare it to the carrying value of the operating segment’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired operating segment based on their fair value and determining the fair value of the impaired operating segment’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.

Intangible assets that have been determined to have indefinite lives relate to a domain name and is also not subject to amortization and is reviewed at least annually for potential impairment, as described above. The fair value of the Company’s indefinite lived intangible assets are estimated and compared to their carrying value. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition. Revenues are recognized at the time the customer receives the merchandise, which for Digital revenues reflects an estimate of shipments that have not been received by the customer based on shipping terms and estimated delivery times. Sales include merchandise, net of returns and exclude all taxes. Revenue from layaway sales is recognized when the customer receives the merchandise.

The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determined the gift card breakage rate based on historical redemption patterns. During the 4th quarter of 2012, 2011 and 2010 the Company recorded $346,000, $434,000 and $2,622,000 respectively, of revenue related to gift card breakage. The Company’s initial year of recognizing gift card breakage was 2010 and represented multiple years of unredeemed gift cards. Gift card breakage is included in Net Sales in the Company’s Consolidated Statements of Income, however is not included in the comparable store net sales.

Costs of Sales. Costs of sales include the cost associated with acquiring merchandise from vendors, occupancy costs, provision for inventory shortages, and credits and allowances from merchandise vendors. Cash consideration received from merchandise vendors after the related merchandise has been sold is recorded as an offset to cost of sales. For cash consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of our cost of sales at the time of sale.

Because the Company does not include the costs associated with operating the distribution facility and freight within cost of sales, the Company’s gross profit may not be comparable to those of other retailers that may include all costs related to their distribution facilities in costs of sales and in the calculation of gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll and related payroll benefits, store operating expenses, advertising, cooperative advertising allowances, shipping expense associated with shipping product to customers, costs associated with operating our distribution facility and freight, including moving merchandise from our distribution center to stores, share-based compensation and other corporate related expenses.

Advertising. The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred. Advertising expense charged to continuing operations was as follows (in thousands):

	2012	2011	2010
Advertising expense	$35,827	$25,099	$21,129
Cooperative advertising credits	(7,839)	(5,530)	(4,393)

Net advertising expense	$27,988	$19,569	$16,736

Store Pre-opening Costs. Store pre-opening costs and other non-capitalized expenditures, including payroll, training costs and straight-line rent expense, are expensed as incurred.

Store Closing Costs. Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing. In the event a store is closed before its lease has expired, any estimated post-closing lease

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations, less sublease rental income, is provided for when the leased space is no longer in use. The Company closed 31, 13 and 28 stores in 2012, 2011 and 2010, respectively.

Income Taxes. The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. The deferred tax assets may be reduced by a valuation allowance, which is established when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In addition, management is required to evaluate all available evidence including estimating future taxable income by taxing jurisdictions, the future reversal of temporary differences, tax planning strategies, and recent results of operations when making its judgment to determine whether or not to record a valuation allowance for a portion or all of its deferred tax asset. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statements of Income in the period that includes the enactment date.

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

The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating income tax positions. The first step requires the Company to conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by a tax authority. The second step applies if the Company has concluded that the tax position is more likely than not to be sustained upon examination and requires the Company to measure the largest amount of benefit, determined on a cumulative probability basis, which it is more likely than not to be realized upon ultimate settlement. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Company includes its accrual for uncertain tax positions, including accrued penalties and interest, in “Other long-term liabilities” on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the accrual for uncertain tax positions, including accrued penalties and interest, are included in “Income tax expense” in the Consolidated Statements of Income.

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

ASC 260-10 requires the inclusion of restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of net income. All per share amounts, unless otherwise noted, are presented on a diluted basis.

Financial Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

As of March 3, 2012 and February 26, 2011, the Company had not invested in, nor did it have, any derivative financial instruments.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, an update to FASB Codification Intangibles—Goodwill and Other. Specifically, this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions for this pronouncement are effective for fiscal years, and interim periods beginning after December 15, 2011, with early adoption permitted. The Company will adopt this update beginning March 4, 2012. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2.	Acquisition

On August 31, 2011, the Company acquired substantially all the assets and assumed certain liabilities of the Running Company for a purchase price of $8.5 million which was funded through the Company’s existing cash. As of the acquisition date, the Running Company operated 18 specialty running shops in Connecticut, District of Columbia, Florida, Maryland, Massachusetts, New Jersey, New York and Texas.

The Company has allocated the purchase price based upon the tangible and intangible assets acquired, net of liabilities, which is tentative. The Company’s results of operations included those of the Running Company beginning with the date of acquisition. Pro forma effects of the acquisition have not been presented, as their effects were not significant to the consolidated results of the Company. The allocation of the purchase price is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$8,503
Tangible assets, net of liabilities	1,675
Net unfavorable lease obligation	(1,678)

Total purchase price	$8,500

The Company determined the estimated fair values based on discounted cash flow analyses and estimates made by management. Goodwill from the acquisition is deductible for tax purposes.

3.	Discontinued Operations

On June 21, 2009, The Finish Line, Inc. and its wholly-owned subsidiary The Finish Line Man Alive, Inc. (“Man Alive”) entered into a definitive asset purchase agreement (the “Purchase Agreement”) with an unaffiliated buyer, Man Alive Acquisitions, LLC (“the Buyer”), under which the Buyer assumed certain assets and liabilities of Man Alive. The transaction closed on July 3, 2009 with an effective date of July 4, 2009.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of Man Alive have been classified in discontinued operations for all periods presented. The financial results of the Man Alive operations, which are included in discontinued operations in the accompanying Consolidated Statements of Income, were as follows (in thousands):

	2012	2011	2010
Net sales	$—	$—	$10,925

Loss from discontinued operations	$—	$(55)	$(23,911)
Income tax benefit	—	22	8,672

Loss from discontinued operations, net of income tax benefit	$—	$(33)	$(15,239)

For 2010, the loss from discontinued operations of Man Alive included operating losses of $5,627,000 as well as $18,284,000 related to the loss on sale of Man Alive. The $18,284,000 was made up of a $7,705,000 purchase price rebate, $7,359,000 inventory write-off, $6,726,000 property and equipment write-off and $2,370,000 in other charges, partially offset by the reversal of “Deferred credits from landlords” of $5,876,000. The $18,284,000 loss was comprised of $10,195,000 of cash payments and $8,089,000 of non-cash net charges.

4.	Debt Agreement

On February 18, 2010, the Company entered into an unsecured $50,000,000 Revolving Credit Facility Agreement (the “Credit Agreement”) with certain lenders, which expires on March 1, 2013. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate maximum amount of the credit facility by up to an additional $50,000,000.

The Credit Agreement is used by the Company to issue letters of credit and could be used, among other things, to support working capital needs, fund capital expenditures and other general corporate purposes. Approximately $3,808,000 in stand-by letters of credit were outstanding as of March 3, 2012 under the Credit Agreement. No advances were outstanding under the Credit Agreement as of March 3, 2012. Accordingly, the total revolving credit availability under the Credit Agreement was $46,192,000 as of March 3, 2012.

The Company’s ability to borrow monies in the future under the Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a minimum leverage ratio (as defined in the Credit Agreement) and minimum consolidated tangible net worth (as defined in the Credit Agreement). The Company was in compliance with all such covenants as of March 3, 2012.

To maintain availability of funds under the Credit Agreement, the Company will pay a 0.25% per annum commitment fee on the revolving credit commitments under the Credit Agreement.

The interest rates per annum applicable to amounts outstanding under the Credit Agreement at March 3, 2012 are, at the Company’s option, either (a) the Base Rate as defined in the Credit Agreement (the “Base Rate”) plus a margin of 0.50% per annum, or (b) the LIBOR Rate as defined in the Credit Agreement (the “LIBOR Rate”) plus a margin of 1.50% per annum. The margin over the Base Rate and the LIBOR Rate under the Credit Agreement may be adjusted quarterly based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement. The maximum margin over the Base Rate under the Credit Agreement will be 1.00% per annum; the maximum margin over the LIBOR Rate under the Credit Agreement will be 2.00% per annum. Interest payments under the Credit Agreement are due on the interest payment dates specified in the Credit Agreement.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The obligations under the Credit Agreement generally are unsecured, except that, upon a Collateralization Event (as defined in the Credit Agreement), the Company will be deemed to have granted a security interest in the Collateral (as defined in the Credit Agreement), subject to certain specified liens. In certain circumstances, such security interest may be released (and may subsequently spring back into effect) depending on whether the Collateralization Event is continuing (or a new Collateralization Event has occurred). No Collateralization Events occurred during 2012.

5.	Leases

The Company leases retail stores under non-cancelable operating leases, which generally have lease terms ranging from five to ten years. Most of these lease arrangements do not provide for renewal periods. Many leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. In addition to rent payments, these leases generally require additional payments covering real estate taxes, insurance, maintenance and other costs. These additional payments are excluded from the table below. The components of rent expense from continuing operations incurred under these leases are as follows (in thousands):

	2012	2011	2010
Base rent, net of landlord deferred credits	$82,177	$80,951	$82,136
Step rent	(1,883)	(1,192)	(1,105)
Contingent rent	4,870	2,849	1,555

Rent expense	$85,164	$82,608	$82,586

A schedule of future base rent payments by fiscal year with initial or remaining non-cancelable terms of one year or more is as follows (in thousands):

2013	$77,457
2014	69,666
2015	57,938
2016	45,009
2017	32,497
Thereafter	79,063

$361,630

This schedule of future base rent payments includes lease commitments for seven new stores and eight remodeled stores that were not open as of March 3, 2012.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes

The components of income taxes from continuing operations are as follows (in thousands):

	2012	2011	2010
Currently payable:
Federal	$36,211	$35,047	$19,440
State	2,962	3,746	2,680

	39,173	38,793	22,120
Deferred:
Federal	9,357	2,294	(1,281)
State	1,448	190	708

	10,805	2,484	(573)

Total income tax expense from continuing operations	$49,978	$41,277	$21,547

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2012	2011
Deferred tax assets:
Deferred credits from landlords	$11,314	$13,488
Share-based compensation	3,950	4,979
Compensation accrual	3,745	3,820
Deferred Compensation	1,486	1,035
Other	4,112	5,494

Total deferred tax assets	24,607	28,816
Deferred tax liabilities:
Inventories	(9,245)	(6,540)
Property and equipment	(4,990)	(954)
Other	(552)	(697)

Total deferred tax liabilities	(14,787)	(8,191)

Net deferred tax asset	$9,820	$20,625

The effective income tax rate related to continuing operations varies from the statutory federal income tax rate for 2012, 2011 and 2010 due to the following:

	2012	2011	2010
Tax at statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	2.7	1.9
Tax contingencies	(0.9)	(0.3)	0.7
Tax-exempt interest	—	—	(0.1)
Valuation allowance	—	—	(8.1)
Other	—	0.1	0.4

	37.1%	37.5%	29.8%

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

As of March 3, 2012, the Company had approximately $10,134,000 of net operating loss carryforwards for state tax purposes of which $3,189,000 of net operating loss carryforwards related to excess stock-based compensation deductions and when realized, will be credited to shareholders’ equity. If not used, these carryforwards will expire between 2013 and 2032.

Payments (refunds) of income taxes for 2012, 2011 and 2010, equaled $28,693,000, $42,428,000 and ($10,993,000), respectively.

The Company is subject to U.S. federal income tax as well as income tax by multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through fiscal 2006 and all state and local income tax matters through fiscal 2001. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities.

Uncertain Tax Positions

As of March 3, 2012 and February 26, 2011, the Company had $8,854,000 and $10,395,000 of unrecognized tax benefits respectively, $3,248,000 and $4,398,000 respectively, of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits as of March 3, 2012, it is reasonably possible that the total unrecognized tax benefits could decrease by up to $600,000 during the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the Consolidated Balance Sheets in the period in which such the matter is effectively settled with the tax authority.

The Company recognizes interest and penalty expense, as well as reversal of expense, related to unrecognized tax benefits as components of income tax expense. In 2012, 2011 and 2010, $(559,000), $76,000 and $398,000, respectively, of interest and penalties were included in “Income tax expense” on the Consolidated Statements of Income. The Company has accrued $2,306,000 and $2,865,000 for the payment of interest and penalties as of March 3, 2012 and February 26, 2011, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to its unrecognized tax benefits for U.S. federal and state tax jurisdictions and excludes accrued interest and penalties (in thousands):

	2012	2011	2010
Unrecognized Tax Benefits at Beginning of Year	$7,530	$9,255	$11,843
Increases in Tax Positions for Prior Years	193	26	3,163
Decreases in Tax Positions for Prior Years	(1,057)	(1,166)	(4,106)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	50	106	489
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(5)	(113)	(1,452)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(163)	(578)	(682)

Unrecognized Tax Benefits at End of Year	$6,548	$7,530	$9,255

7.	Retirement Plan

The Company sponsors a defined contribution profit sharing plan, which covers substantially all employees who have completed one year of service and met other eligibility criteria. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan also has a 401(k) feature whereby the Company matches employee contributions to the plan. Effective January 1, 2012, the Company amended its matching contribution from 50 percent of employee contributions to the plan up to six percent of an employee’s wages (maximum of three percent) to 100 percent of employee contributions to the plan on the first three percent of an employee’s wages and then 50 percent of employee contributions to the plan over three percent up to five percent of their wages (maximum of four percent). Also effective January 1, 2012, employee contributions and Company matching contributions vest immediately. The Company’s total expense charged to continuing operations for the plan in 2012, 2011 and 2010 amounted to $1,329,000, $844,000 and $2,250,000, respectively.

The Company has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under the qualified defined contribution plan. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plans was $3,828,000 and $2,661,000 at March 3, 2012 and February 26, 2011, respectively, and is included in “Other long-term liabilities”. Total expense from continuing operations recorded under this plan was $24,000, $164,000 and $84,000 for 2012, 2011 and 2010, respectively.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total share-based compensation expense charged to continuing operations in 2012, 2011 and 2010 was $5,187,000, $4,209,000 and $3,508,000, respectively.

Stock Option Activity

Stock options have been granted to directors, officers and other key employees. Generally, options outstanding under the plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years and expire ten years after the date of grant. The estimated weighted-average fair value of the individual options granted during 2012, 2011 and 2010 was $8.98, $6.00 and $2.49, respectively on the date of the grant. The fair values for all years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011	2010
Dividend yield	1.12%	1.02%	2.18%
Volatility	57.8%	57.6%	54.5%
Risk-free interest rate	1.98%	2.18%	1.69%
Expected life	4.8 years	4.6 years	4.5 years

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

A reconciliation of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 26, 2011	3,396,673	$10.41
Granted	491,766	19.58
Exercised	(1,490,177)	10.76		$14,698,000
Forfeited	(57,613)	14.86

Outstanding at March 3, 2012	2,340,649	$12.00	6.4	$27,189,000

Exercisable at March 3, 2012	870,692	$12.13	3.9	$9,854,000

As of March 3, 2012, there was $4,762,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.8 years.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $14,698,000, $4,155,000 and $1,585,000, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options at March 3, 2012:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 1-$ 5	223,500	6.0	$4.51	95,500	$4.51
$ 5-$10	753,286	6.2	6.27	215,493	6.14
$10-$15	530,401	6.8	13.19	196,264	13.25
$15-$25	833,462	6.4	18.45	363,435	17.07

	2,340,649	6.4	$12.00	870,692	$12.13

The Company recorded compensation expense related to stock options within continuing operations of $2,112,000, $1,772,000 and $1,268,000 in 2012, 2011 and 2010, respectively.

Restricted Stock Activity

The Company has granted shares of the Company’s stock to non-employee Directors, officers and other key employees that are subject to restrictions. The restricted stock granted to employees under the 2002 and 2009 Incentive Plans either vest upon the achievement of specified levels of net income growth over a three-year period or were granted such that they cliff-vest after a three-year period. For performance-based awards, should the net income criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee Directors cliff-vest after a one-year period from grant date. The Company recorded compensation expense related to restricted stock within continuing operations of $2,986,000, $2,372,000 and $2,174,000 in 2012, 2011 and 2010, respectively.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at February 26, 2011	747,241	$7.95
Granted	273,556	19.92
Vested	(429,955)	5.84
Forfeited	(30,682)	17.11

Unvested at March 3, 2012	560,160	$14.90

As of March 3, 2012, there was $4,131,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of awards for which restrictions lapsed (vested) during 2012 was $2,511,000.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees are able to contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85 percent of the market price on a specified date each offering period. As of March 3, 2012, 2,400,000 shares of common stock were authorized for purchase under the ESPP, of which, 27,000, 28,000 and 53,000 shares were

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased during 2012, 2011 and 2010, respectively. The Company recognizes compensation expense based on the 15 percent discount at purchase. The Company recorded compensation expense related to the ESPP within continuing operations of $89,000, $65,000 and $66,000 in 2012, 2011 and 2010, respectively.

9.	Earnings Per Share

Basic earnings from continuing operations per share is calculated by dividing income from continuing operations associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method or two class method (whichever is more dilutive) discussed in ASC 260-10, “Earnings Per Share”.

ASC 260-10 requires the inclusion of restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of net income.

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	2012	2011	2010
Income from continuing operations	$84,804	$68,864	$50,833
Income from continuing operations attributable to participating securities	691	981	739

Income from continuing operations available to common shareholders	$84,113	$67,883	$50,094

Basic earnings from continuing operations per share:
Weighted-average number of common shares outstanding	52,020	52,979	54,221
Basic earnings from continuing operations per share	$1.62	$1.28	$0.92
Diluted earnings from continuing operations per share:
Weighted-average number of common shares outstanding	52,020	52,979	54,221
Dilutive effect of potential common shares(a)	798	796	376

Diluted weighted-average number of common shares outstanding	52,818	53,775	54,597

Diluted earnings from continuing operations per share	$1.59	$1.26	$0.92

(a)	The computation of diluted earnings from continuing operations per share excludes options to purchase approximately 0.4 million, 1.2 million and 1.8 million shares of common stock in 2012, 2011 and 2010, respectively, because the impact of such options would have been antidilutive.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Common Stock

At March 3, 2012, shares of the Company’s stock outstanding consisted of Class A and Class B Common Stock. Class A and Class B Common Stock have identical rights with respect to dividends and liquidation preference. However, Class A and Class B Common Stock differ with respect to voting rights, convertibility and transferability.

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

The Restated Articles provide for the conversion of all outstanding high voting Class B Common Shares into Class A Common Shares as of the day after the Company’s annual shareholders’ meeting to be held in 2012 (which is currently scheduled for July 19, 2012), and eliminate the prior provision in the Company’s restated articles of incorporation which automatically converted all Class B Common Shares into Class A Common Shares on a one-to-one basis only once they constituted less than 5% of the total common shares outstanding as of a record date for an annual meeting.

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

On July 17, 2008, the Company’s Board of Directors authorized the 2008 stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2011. Throughout the term of the 2008 stock repurchase program, the Company purchased 4,660,697 shares at an average price of $16.06 per share for an aggregate amount of $74,833,000. The 2008 stock repurchase program was terminated on July 21, 2011 and superseded by the 2011 stock repurchase program, which became effective as of the same date.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the 2011 stock repurchase program, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. Under the 2011 stock repurchase program the Company purchased 1,199,900 shares at an average price of $19.70 per share for an aggregate amount of $23,638,000 in 2012. Under both the 2008 and 2011 stock repurchase programs, the Company purchased 2,884,603 shares at an average price of $20.93 per share for an aggregate amount of $60,368,000 during 2012. As of March 3, 2012, there are 3,800,100 shares remaining available to repurchase under the 2011 stock repurchase program. As of March 3, 2012, the Company holds as treasury shares 8,043,936 shares of its Class A Common Stock at an average price of $15.94 per share for an aggregate purchase amount of $128,211,000. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On January 18, 2012, the Company’s Board of Directors increased its quarterly cash dividend to $0.06 per share from $0.05 per share of Class A and Class B common stock. The Company declared dividends of $10,967,000, $9,092,000 and $7,124,000 during 2012, 2011 and 2010, respectively. As of March 3, 2012 and February 26, 2011, dividends declared but not paid were $3,108,000 and $2,653,000, respectively. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

11.	Impairment Charges

In the fourth quarter of 2012, 2011 and 2010, the Company recorded asset impairment charges from continuing operations of $974,000 for four identified under-performing stores, $1,228,000 for five identified under-performing stores and $6,771,000 for 21 identified under-performing stores, respectively. The asset impairment review encompassed all stores open for at least two years with negative contribution and cash flows as well as stores opened less than two years which had other events or changes in circumstances that indicated the store’s assets may not be recoverable. The asset impairment charge for the underperforming stores was calculated as the difference between the carrying amount of the impaired assets and each impaired store’s estimated future discounted cash flows.

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

13.	Subsequent Events

The Company announced on March 30, 2012 that GCPI SR LLC (“GCPI”) made a $10,000,000 strategic investment in the Running Specialty business. The Company will remain majority owner with a 51% ownership. This strategic investment pairs the Company with GCPI, an equity investment partnership that has a proven track record of successfully executing specialty retail rollups. As part of the transaction, GCPI issued to the Company a $4,000,000 related-party promissory note which calls for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Quarterly Financial Information (Unaudited)

	Quarter Ended
	May 28, 2011		August 27, 2011		November 26, 2011		March 3, 2012(a)
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$299,474	100.0%	$331,514	100.0%	$282,011	100.0%	$456,260	100.0%
Cost of sales (including occupancy costs)	196,211	65.5	215,180	64.9	191,002	67.7	286,737	62.8

Gross profit	103,263	34.5	116,334	35.1	91,009	32.3	169,523	37.2
Selling, general and administrative expenses	76,675	25.6	82,076	24.7	83,067	29.5	101,811	22.3
Store closing costs	17	—	580	0.2	368	0.1	226	0.1
Impairment charges	—	—	—	—	—	—	974	0.2

Operating income	26,571	8.9	33,678	10.2	7,574	2.7	66,512	14.6
Interest income, net	142	—	139	—	109	—	57	—

Income before income taxes	26,713	8.9	33,817	10.2	7,683	2.7	66,569	14.6
Income tax expense	10,297	3.4	12,897	3.9	2,135	0.7	24,649	5.4

Net income	$16,416	5.5%	$20,920	6.3%	$5,548	2.0%	$41,920	9.2%

Net income per basic share(b):	$0.31		$0.40		$0.11		$0.81

Net income per diluted share(b):	$0.30		$0.39		$0.11		$0.80

Dividends declared per share	$0.05		$0.05		$0.05		$0.06

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	May 29, 2010		August 28, 2010		November 27, 2010		February 26, 2011
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$282,398	100.0%	$301,070	100.0%	$260,935	100.0%	$384,599	100.0%
Cost of sales (including occupancy costs)	188,428	66.7	201,301	66.9	179,056	68.6	246,288	64.0

Gross profit	93,970	33.3	99,769	33.1	81,879	31.4	138,311	36.0
Selling, general and administrative expenses	71,779	25.4	72,778	24.2	75,278	28.9	82,883	21.6
Store closing costs	—	—	—	—	87	—	263	0.1
Impairment charges	—	—	—	—	—	—	1,228	0.3

Operating income	22,191	7.9	26,991	8.9	6,514	2.5	53,937	14.0
Interest income, net	64	—	155	0.1	151	0.1	138	—

Income from continuing operations before income taxes	22,255	7.9	27,146	9.0	6,665	2.6	54,075	14.0
Income tax expense	8,586	3.1	10,342	3.4	2,531	1.0	19,818	5.1

Income from continuing operations	13,669	4.8	16,804	5.6	4,134	1.6	34,257	8.9
(Loss) income from discontinued operations, net of income tax	(23)	—	10	—	(12)	—	(5)	—

Net income	$13,646	4.8%	$16,814	5.6%	$4,122	1.6%	$34,252	8.9%

Income (loss) per basic share(b):
Income from continuing operations	0.25		$0.31		$0.08		$0.64
Loss from discontinued operations	—		—		—		—

Net income	$0.25		$0.31		$0.08		$0.64

Income (loss) per diluted share(b):
Income from continuing operations	0.25		$0.31		$0.08		$0.63
Loss from discontinued operations	—		—		—		—

Net income	$0.25		$0.31		$0.08		$0.63

Dividends declared per share	$0.04		$0.04		$0.04		$0.05

(a)	The Company utilizes the retail calendar for reporting. As such, the results for 2012 represent the 53 week period ended March 3, 2012 and 2011 represent the 52 week period ended February 26, 2011. The 2012 fourth quarter consists of a 14 week period versus a 13 week period in 2011.
(b)	Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total for the fiscal year.

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

The table above sets forth quarterly operating data of the Company, including such data as a percentage of net sales, for 2012 and 2011. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments, other than those noted, necessary for a fair presentation of the information for the periods presented.

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

(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Except for information disclosed in Part I under the heading “Directors and Executive Officers of the Registrant,” the information required by this Item is incorporated by reference to the information contained under the captions “Management—Executive Officers and Directors,” “Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors, Committees and Meetings—Meetings and Committees of the Board of Directors—The Audit Committee” in the Company’s Proxy Statement for its Annual Shareholders Meeting (the “2012 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of March 3, 2012, the Company’s most recent fiscal year-end. The Company has a Code of Ethics policy that applies to all officers, employees and directors of the Company. It and other corporate governance documents are available at the Company’s website at www.finishline.com.

Item 11—Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained under the caption “Executive Compensation” in the 2012 Proxy Statement to be filed within 120 days of March 3, 2012, the Company’s most recent fiscal year-end.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement to be filed within 120 days of March 3, 2012, the Company’s most recent fiscal year-end.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of March 3, 2012:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	2,340,649	$12.00	7,277,159	(2)
Equity compensation plans not approved by shareholders	—	—	—

(1)	These shares are subject to awards made or to be made under the Company’s 1992 Employee Stock Incentive Plan, 2002 Stock Incentive Plan, 2009 Incentive Plan, Non-Employee Director Stock Option Plan and Employee Stock Purchase Plan.
(2)	Includes the following shares which remain available for future issuance under the referenced plan as of March 3, 2012: (i) 271,900 shares under the 2002 Stock Incentive Plan; (ii) 4,963,968 shares under the 2009 Incentive Plan; and (iii) 2,041,291 shares under the Employee Stock Purchase Plan. No shares remain available for future issuance under the Non-Employee Director Stock Option Plan or the 1992 Employee Stock Incentive Plan. From and after July 23, 2009, the only shares issuable under the 2002 Stock Incentive Plan (other than shares issuable upon the exercise of outstanding options, as disclosed in column (a)) include 271,900 shares eligible for issuance in respect of shares returned to the plan by forfeiture after July 23, 2009.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained under the captions “Executive Compensation—Related Party Transactions” and “Board of Directors, Committees and Meetings—Independence of Directors” in the 2012 Proxy Statement to be filed within 120 days of March 3, 2012, the Company’s most recent fiscal year-end.

Item 14—Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information contained under the captions “Audit Committee Report—Independent Auditor Fee Information” and “Audit Committee Report—Pre-Approval Policies and Proceedings” in the 2012 Proxy Statement to be filed within 120 days of March 3, 2012, the Company’s most recent fiscal year-end.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a) The following financial statements of The Finish Line, Inc. and the report of the independent registered public accounting firm are filed in Item 8 as part of this Annual Report on Form 10-K:

(b) Financial Statement Schedules

All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(c) Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated June 21, 2009 by and among The Finish Line Man Alive, Inc., The Finish Line, Inc., Man Alive Acquisitions, LLC, and the other entities listed therein.(12)

3.1	Restated Articles of Incorporation of The Finish Line, Inc., amended and restated as of July 23, 2009.(13)

3.2	Bylaws of The Finish Line, Inc., amended as of July 23, 2009.(14)

4.1	1992 Employee Stock Incentive Plan of The Finish Line, Inc., as amended and restated.(1)*

4.2	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(34)*

4.3	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(4)*

4.4	Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(6)*

4.5	Amendment No. 3 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(15)*

4.6	The Finish Line, Inc. 2009 Incentive Plan.(18)*

10.1	Form of Incentive Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(2)*

10.2	Form of Non-Qualified Stock Option Agreement pursuant to the 1992 Employee Stock Incentive Plan.(3)*

10.3	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.(35)*

Exhibit Number	Description

10.4	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.(36)*

10.5	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.(37)*

10.6	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.(38)*

10.7	Form of Incentive Stock Award Letter pursuant to the 2002 Stock Incentive Plan.(39)*

10.8	Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(24)

10.9	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(25)*

10.10	The Finish Line, Inc. Employee Stock Purchase Plan.(26)*

10.11	The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.(5)*

10.12	Retirement Agreement between The Finish Line, Inc. and Alan H. Cohen.(7)*

10.13	Amended and Restated Employment Agreement of Glenn S. Lyon, dated as of December 31, 2008.(8)*

10.14	Amended and Restated Employment Agreement of Steven J. Schneider, dated as of December 31, 2008.(9)*

10.15	Employment Agreement of Edward W. Wilhelm, dated as of March 30, 2009.(10)*

10.16	Amendment No. 1 to the Amended and Restated Employment Agreement of Edward W. Wilhelm.(32)*

10.17	Amendment No. 1 to The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.(11)*

10.18	Form of The Finish Line, Inc. 2009 Incentive Plan Non-Qualified Stock Option Award Agreement.(16)*

10.19	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement.(17)*

10.20	Revolving Credit Facility Credit Agreement, dated as of February 18, 2010, among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holding, LLC as borrowers, The Finish Line MA, Inc. and Paiva, LLC as guarantors, certain lenders and PNC Bank, National Association, as Administrative Agent.(40)

10.21	Continuing Agreement of Guaranty And Suretyship—Subsidiaries, dated as of February 18, 2010, by The Finish Line MA, Inc. and Paiva, LLC in favor of the lenders named therein.(19)

10.22	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Steven Schneider.(20)*

10.23	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Steven Schneider.(30)*

10.24	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon.(21)*

10.25	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon.(31)*

10.26	Form of Restricted Stock Award Agreement for Time Based Vesting.(22)*

10.27	Form of Restricted Stock Award Agreement for Performance Based Vesting.(23)*

10.28	Amendment No. 1 to The Finish Line, Inc. 2009 Incentive Plan.(27)*

Exhibit Number	Description

10.29	Amended and Restated Employment Agreement of George S. Sanders, dated as of December 31, 2008.(28)*

10.30	Amendment No. 1 to the Amended and Restated Employment Agreement of George S. Sanders.(29)*

10.31	Retirement Agreement, effective April 8, 2011, between Donald E. Courtney and The Finish Line, Inc.(33)*

10.32	The First Amendment to the Revolving Credit Facility Credit Agreement, dated as of March 29, 2012, among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holding, LLC as borrowers, The Finish Line MA, Inc. as guarantor, certain lenders and PNC Bank, National Association, as Administrative Agent.

10.33	Resignation and General Release Agreement, effective November 29, 2011, by and between Gary D. Cohen and The Finish Line, Inc.(41)*

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Form 10-K for the year ended March 3, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.**

(1)	Previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form S-8 (File No. 333-62063) and incorporated herein by reference.
(2)	Previously filed as Exhibit 10.6.2 to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.6.3 to the Registrant’s Registration Statement on Form S-1 and amendments thereto (File No. 33-47247) and incorporated herein by reference.
(4)	Previously filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended March 3, 2007 and incorporated herein by reference.
(5)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2007 and incorporated herein by reference.
(6)	Previously filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 17, 2008 and incorporated herein by reference.
(7)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2008 and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 31, 2008 and incorporated herein by reference.
(9)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 31, 2008 and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 14, 2009 and incorporated herein by reference.

(11)	Previously filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended February 28, 2009 and incorporated herein by reference.
(12)	Previously filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009 and incorporated herein by reference.
(13)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(14)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2010 and incorporated herein by reference.
(20)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010 and incorporated herein by reference.
(21)	Previously filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010 and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011 and incorporated herein by reference.
(23)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011 and incorporated herein by reference.
(24)	Previously filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.
(25)	Previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.
(27)	Previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.
(28)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011 and incorporated herein by reference.
(29)	Previously filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011 and incorporated herein by reference.
(30)	Previously filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 and incorporated herein by reference.
(31)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 and incorporated herein by reference.
(32)	Previously filed as Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 and incorporated herein by reference.
(33)	Previously filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2011 and incorporated herein by reference.
(34)	Previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.
(35)	Previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.
(36)	Previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.

(37)	Previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.
(38)	Previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.
(39)	Previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.
(40)	Previously filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.
(41)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2011 and incorporated herein by reference.

*	Management contract or compensatory plan, contract or arrangement.
**	Users of the XBRL-related information in Exhibit 101 of this Annual Report on Form 10-K are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date: May 1, 2012	By:	/S/ EDWARD W. WILHELM
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

Date: May 1, 2012	/S/ GLENN S. LYON
Glenn S. Lyon, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2012	/S/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2012	/S/ BEAU J. SWENSON
Beau J. Swenson, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 1, 2012	/S/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date: May 1, 2012	/S/ BILL KIRKENDALL
Bill Kirkendall, Director

Date: May 1, 2012	/S/ WILLIAM P. CARMICHAEL
William P. Carmichael, Director

Date: May 1, 2012	/S/ CATHERINE A. LANGHAM
Catherine A. Langham, Director

Date: May 1, 2012	/S/ DOLORES A. KUNDA
Dolores A. Kunda, Director

Date: May 1, 2012	/S/ NORMAN H. GURWITZ
Norman H. Gurwitz, Director

Date: May 1, 2012	/S/ RICHARD P. CRYSTAL
Richard P. Crystal, Director

Date: May 1, 2012	/S/ TORRENCE BOONE
Torrence Boone, Director

Exhibit Index

Exhibit Number	Description

10.32	The First Amendment to the Revolving Credit Facility Credit Agreement, dated as of March 29, 2012, among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holding, LLC as borrowers, The Finish Line MA, Inc. as guarantor, certain lenders and PNC Bank, National Association, as Administrative Agent.

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Form 10-K for the year ended March 3, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements.