Form 10-Q
period 2012-06-02
FINISH LINE INC /IN/
filed 2012-06-29
CIK 886137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Shares of common stock outstanding at June 15, 2012:

Class A	49,554,652
Class B	1,204,429

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 2, 2012	May 28, 2011	March 3, 2012
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261,958	$287,045	$307,494
Accounts receivable, net	7,063	7,118	9,041
Merchandise inventories, net	236,545	206,501	220,405
Other	17,067	6,116	15,808

Total current assets	522,633	506,780	552,748
PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	41,774	41,659	41,745
Leasehold improvements	221,969	223,456	220,532
Furniture, fixtures and equipment	118,305	116,392	115,798
Construction in progress	17,300	4,482	6,987

	400,905	387,546	386,619
Less accumulated depreciation	263,156	263,525	259,622

	137,749	124,021	126,997

Deferred income taxes	16,674	22,438	16,888
Goodwill	8,503	—	8,503
Other intangible assets	550	—	550
Other assets, net	5,941	5,393	5,810

Total assets	$692,050	$658,632	$711,496

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 2, 2012	May 28, 2011	March 3, 2012
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,645	$64,034	$67,246
Employee compensation	9,667	12,504	22,403
Accrued property and sales tax	7,198	5,860	10,312
Income taxes payable	3,968	595	13,348
Deferred income taxes	6,554	4,294	7,068
Other liabilities and accrued expenses	17,370	16,061	18,306

Total current liabilities	132,402	103,348	138,683

Deferred credits from landlords	30,150	32,877	30,080
Other long-term liabilities	13,583	14,450	13,196

REDEEMABLE NONCONTROLLING INTEREST	5,795	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—100,000
Shares issued—(June 2, 2012 – 58,903; May 28, 2011 – 58,737; March 3, 2012 – 58,839)
Shares outstanding—(June 2, 2012 – 49,508; May 28, 2011 – 52,614; March 3, 2012 – 50,795)	589	587	588
Class B:
Shares authorized—10,000
Shares issued and outstanding—(June 2, 2012 – 643; May 28, 2011 – 631; March 3, 2012 – 571)	6	6	5
Additional paid-in capital	212,955	206,325	211,271
Retained earnings	455,132	385,779	445,884
Treasury stock—(June 2, 2012 – 9,395; May 28, 2011 – 6,123; March 3, 2012 – 8,044)	(158,562)	(84,740)	(128,211)

Total shareholders’ equity	510,120	507,957	529,537

Total liabilities and shareholders’ equity	$692,050	$658,632	$711,496

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	June 2, 2012	May 28, 2011
Net sales	$319,049	$299,474
Cost of sales (including occupancy costs)	214,390	196,211

Gross profit	104,659	103,263
Selling, general and administrative expenses	84,846	76,675
Store closing costs	95	17

Operating income	19,718	26,571
Interest income, net	71	142

Income before income tax	19,789	26,713
Income tax expense	7,708	10,297

Net income	12,081	16,416
Net loss attributable to redeemable noncontrolling interest	197	—

Net income attributable to The Finish Line, Inc.	$12,278	$16,416

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.24	$0.31

Basic weighted average shares	50,694	53,107

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.24	$0.30

Diluted weighted average shares	51,403	53,973

Dividends declared per share	$0.06	$0.05

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	June 2, 2012	May 28, 2011
OPERATING ACTIVITIES:
Net income	$12,081	$16,416
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,919	6,612
Deferred income taxes	(300)	2,481
Share-based compensation	1,544	1,043
Loss on disposal of property and equipment	88	40
Excess tax benefits from share-based compensation	(4,617)	(4,716)
Changes in operating assets and liabilities:
Accounts receivable, net	1,978	3,434
Merchandise inventories, net	(16,140)	(12,996)
Other assets	(1,064)	449
Accounts payable	20,399	(8,746)
Employee compensation	(12,736)	(6,012)
Income taxes payable	(8,880)	(3,405)
Other liabilities and accrued expenses	(4,067)	(3,293)
Deferred credits from landlords	171	(1,776)

Net cash used in operating activities	(4,624)	(10,469)
INVESTING ACTIVITIES:
Additions to property and equipment	(17,820)	(4,178)
Proceeds from disposals of property and equipment	27	15

Net cash used in investing activities	(17,793)	(4,163)
FINANCING ACTIVITIES:
Dividends paid to shareholders	(3,108)	(2,653)
Proceeds from issuance of common stock	1,749	9,901
Excess tax benefits from share-based compensation	4,617	4,716
Purchase of treasury stock	(32,377)	(9,610)
Funding of related-party note receivable	(4,000)	—
Proceeds from sale of redeemable noncontrolling interest	10,000	—

Net cash (used in) provided by financing activities	(23,119)	2,354

Net decrease in cash and cash equivalents	(45,536)	(12,278)
Cash and cash equivalents at beginning of period	307,494	299,323

Cash and cash equivalents at end of period	$261,958	$287,045

See accompanying notes.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of The Finish Line, Inc., along with its consolidated subsidiaries (individually and collectively referred to as the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Intercompany accounts and transactions have been eliminated in consolidation.

The Company has experienced, and expects to continue to experience, significant variability in sales, net income and merchandise inventory from reporting period to reporting period. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 3, 2012 (“fiscal 2012”), as filed with the Securities and Exchange Commission (“SEC”) on May 2, 2012.

Reclassification

Certain amounts in the thirteen week period ended May 28, 2011 consolidated financial statements have been reclassified to conform them to the thirteen week period ended June 2, 2012 presentation.

Recent Accounting Pronouncements

During the first quarter of fiscal 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment.” The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this ASU did not have a significant effect on our results of operations or financial position.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Segment Information

The Company is a premium retailer of athletic shoes, apparel and accessories for men, women and kids, throughout the United States, through three operating segments, “brick and mortar” stores, digital (which includes internet, mobile and tablet), and The Running Specialty Group (“Running Specialty”). Given the similar economic characteristics of both “brick and mortar” stores and digital, which include a similar nature of products sold, type of customer, and method of distribution, and Running Specialty being immaterial, the Company’s operating segments are aggregated into one reportable segment. The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	June 2, 2012		May 28, 2011
Footwear	$282,544	89%	$266,054	89%
Softgoods	36,505	11%	33,420	11%

Total	$319,049	100%	$299,474	100%

2. Running Specialty

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

On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in Running Specialty. The Company will remain majority owner with a 51% ownership. GCPI has the right to “put” and the Company has the right to “call” after March 4, 2017, under certain circumstances, the remaining 49% interest in Running Specialty at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note which is collateralized with GCPI’s interest in Running Specialty due March 31, 2021 or earlier depending on certain stipulated events in the control of GCPI. The promissory note calls for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI. The balance of the promissory note is $4.0 million at June 2, 2012 and has been netted against the “redeemable noncontrolling interest.”

The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of redemption value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest, net of the $4.0 million promissory note and adjusted for cumulative earnings or loss allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid in capital.

The redeemable noncontrolling interest is recorded at historical cost basis, net of the $4.0 million promissory note and adjusted for cumulative earnings or loss allocations as of June 2, 2012.

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

As of June 2, 2012, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

There were no transfers into or out of Level 1, Level 2, or Level 3 assets for any of the periods presented.

4. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company’s common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share attributable to the Company’s common shareholders assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method or two class method (whichever is more dilutive) discussed in Accounting Standards Codification (“ASC”) 260-10, “Earnings Per Share”.

ASC 260-10 requires the inclusion of restricted stock as participating securities, as they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income attributable to the Company’s common shareholders determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share attributable to the Company’s common shareholders during periods of net income.

The following is a reconciliation of the numerators and denominators used in computing earnings per share attributable to the Company’s common shareholders (in thousands, except per share amounts):

	Thirteen Weeks Ended
	June 2, 2012	May 28, 2011
Net income attributable to The Finish Line, Inc.	$12,278	$16,416
Net income attributable to participating securities	98	164

Net income available to The Finish Line, Inc. shareholders	$12,180	$16,252

Basic earnings per share:
Weighted-average number of common shares outstanding	50,694	53,107
Basic earnings per share	$0.24	$0.31
Diluted earnings per share:
Weighted-average number of common shares outstanding	50,694	53,107
Stock options(a)	709	866

Diluted weighted-average number of common shares outstanding	51,403	53,973

Diluted earnings per share	$0.24	$0.30

(a)	The computation of diluted earnings per share excludes options to purchase approximately 0.7 million and 0.3 million shares of common stock in the thirteen weeks ended June 2, 2012 and May 28, 2011, respectively, because the impact of such options would have been anti-dilutive.

5. Common Stock

On July 21, 2011, the Company’s Board of Directors authorized a stock repurchase program (the “2011 stock repurchase program”) to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. The Company purchased 1,511,119 shares at an average price of $21.43 per share for an aggregate amount of $32.4 million for the thirteen weeks ended June 2, 2012. The remaining shares available for repurchase under the stock repurchase program are 2,288,981 shares as of June 2, 2012.

The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On April 18, 2012, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s Class A and Class B common shares. The Company declared dividends of $3.0 million during the thirteen weeks ended June 2, 2012. The cash dividends of $3.0 million were paid on June 18, 2012 to shareholders of record on June 1, 2012 and was included as of June 2, 2012 in “Other liabilities and accrued expenses” on the Company’s consolidated balance sheet. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

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

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, contained in the Company’s Annual Report on Form 10-K for the year ended March 3, 2012 (“fiscal 2012”).

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Thirteen Weeks Ended
Number of Stores:	June 2, 2012	May 28, 2011
Finish Line:
Beginning of period	637	664
Opened	9	—
Closed	(6)	(7)

End of period	640	657

Running Specialty:
Beginning of period	19	—
Opened	—	—
Closed	—	—

End of period	19	—

Total
Beginning of period	656	664
Opened	9	—
Closed	(6)	(7)

End of period	659	657

	June 2, 2012	May 28, 2011
Square feet information as of:
Finish Line
Square feet at end of period	3,457,170	3,533,930
Average square feet per store	5,402	5,379
Running Specialty
Square feet at end of period	57,302	—
Average square feet per store	3,016	—
Total

Square feet at end of period	3,514,472	3,533,930

Results of Operations

The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	June 2, 2012		May 28, 2011
	(unaudited)		(unaudited)
Footwear	$282,544	89%	$266,054	89%
Softgoods	36,505	11%	33,420	11%

Total	$319,049	100%	$299,474	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended
	June 2, 2012	May 28, 2011
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales (including occupancy costs)	67.2	65.5

Gross profit	32.8	34.5
Selling, general and administrative expenses	26.6	25.6
Store closing costs	—	—

Operating income	6.2	8.9
Interest income, net	—	—

Income before income tax	6.2	8.9
Income tax expense	2.4	3.4

Net income	3.8	5.5
Net loss attributable to redeemable noncontrolling interest	0.1	—

Net income attributable to The Finish Line, Inc.	3.9%	5.5%

THIRTEEN WEEKS ENDED JUNE 2, 2012 COMPARED TO THIRTEEN WEEKS ENDED MAY 28, 2011

Net Sales

	Thirteen Weeks Ended
	June 2, 2012	May 28, 2011
	(dollars in thousands)
	(unaudited)
Net sales	$319,049	$299,474
Comparable store sales increase	8.0%	6.5%

Net sales increased 6.5% for the thirteen weeks ended June 2, 2012 compared to the thirteen weeks ended May 28, 2011. The increase was attributable to a comparable store sales increase of 8.0% for the thirteen weeks ended June 2, 2012 resulting primarily from a 4.9% increase in average dollar per transaction and a 28.1% increase in digital sales. The increase in net sales also included $6.0 million of net sales from the Running Specialty stores for the thirteen weeks ended June 2, 2012, which were acquired on August 31, 2011. These increases were offset partially by store closings since May 28, 2011 as well as a calendar shift which replaced the first week of March, historically a strong sales week, with the first week of June, historically a lower sales week due to the end of season sale. Comparable store footwear sales for the thirteen weeks ended June 2, 2012 increased 8.5% while comparable store softgoods sales increased 4.6%.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended
	June 2, 2012	May 28, 2011
	(dollars in thousands)
	(unaudited)
Cost of sales (including occupancy costs)	$214,390	$196,211
Gross profit	$104,659	$103,263
Gross profit as a percentage of net sales	32.8%	34.5%

The 1.7% decrease in gross profit, as a percentage of net sales, for the thirteen weeks ended June 2, 2012 as compared to the thirteen weeks ended May 28, 2011 was primarily due to 1.0% decrease in product margin as a percentage of net sales and a 0.7% increase in occupancy costs as a percentage of net sales. The 1.0% decrease in product margin as a percentage of net sales was primarily due to the calendar shift of replacing the first week in March, historically a strong sales and margin week, with the first week in June, historically a lower sales and product margin week due to the end of season product sale. Also, digital sales, which typically have a lower overall product margin than stores, increased as a percentage of total net sales as compared to the prior period. The 0.7% increase in occupancy costs as a percentage of net sales reflects more store openings, annual rent escalations as well as longer-term lease agreements entered into for some of our best performing stores. In addition, the Company received and recognized $1.1 million in landlord audit settlements during the prior period.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended
	June 2, 2012	May 28, 2011
	(dollars in thousands)
	(unaudited)
Selling, general and administrative expenses	$84,846	$76,675
Selling, general and administrative expenses as a percentage of net sales	26.6%	25.6%

The $8.2 million increase in selling, general and administrative expenses for the thirteen weeks ended June 2, 2012 as compared to the thirteen weeks ended May 28, 2011 was primarily due to the following: 1.) investments to support the Company’s omni-channel strategy, 2.) 0.4% increase as a percentage of sales in marketing expenses to drive traffic to our website and our stores, and 3.) variable costs in fulfillment, freight and payroll in conjunction with the 28.1% increase in digital sales as well as the increase in store sales.

Store Closing Costs

	Thirteen weeks ended
	June 2, 2012	May 28, 2011
	(dollars in thousands)
	(unaudited)
Store closing costs	$95	$17
Store closing costs as a percentage of net sales	—%	—%
Number of stores closed	6	7

Store closing costs represent the non-cash write-off of any property and equipment upon a store closing.

Interest Income, Net

	Thirteen Weeks Ended
	June 2, 2012	May 28, 2011
	(dollars in thousands)
	(unaudited)
Interest income, net	$71	$142
Interest income, net as a percentage of net sales	—%	—%

The decrease of $0.1 million was due to lower interest rates on invested balances during the thirteen weeks ended June 2, 2012 compared to the thirteen weeks ended May 28, 2011.

Income Tax Expense

	Thirteen Weeks Ended
	June 2, 2012	May 28, 2011
	(dollars in thousands)
	(unaudited)
Income tax expense	$7,708	$10,297
Income tax expense as a percentage of net sales	2.4%	3.4%
Effective income tax rate	38.9%	38.5%

The increase in the effective tax rate for the thirteen weeks ended June 2, 2012 compared to the thirteen weeks ended May 28, 2011 relates to the Company’s ability to record a tax benefit only on its share of the Running Specialty joint venture loss while 100% of the Running Specialty joint venture loss is included in income before income tax.

Redeemable noncontrolling interest

	Thirteen Weeks Ended
	June 2, 2012	May 28, 2011
	(dollars in thousands)
	(unaudited)
Net loss attributable to redeemable noncontrolling interest	$197	$—

Net losses attributable to the redeemable noncontrolling interest represents 49% of the loss before income tax generated by Running Specialty since March 29, 2012, which was the date of the investment by GCPI.

Net income attributable to The Finish Line, Inc.

	Thirteen Weeks Ended
	June 2, 2012	May 28, 2011
	(dollars in thousands)
	(unaudited)
Net income attributable to The Finish Line, Inc. shareholders	$12,278	$16,416
Net income attributable to The Finish Line, Inc. shareholders as a percentage of net sales	3.9%	5.5%
Net income attributable to The Finish Line, Inc. shareholders per diluted share	$0.24	$0.30

The $4.1 million decrease in net income attributable to The Finish Line, Inc. for the thirteen weeks ended June 2, 2012 compared to the thirteen weeks ended May 28, 2011 was primarily due to the decrease in product margin as a percentage of net sales, the increase in occupancy expense, along with the investments to support the Company’s omni-channel strategy within selling, general and administrative expenses, partially offset by net sales improvement.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash-on-hand and cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	June 2, 2012	May 28, 2011	March 3, 2012
	(unaudited)	(unaudited)
Cash and cash equivalents	$261,958	$287,045	$307,494
Merchandise inventories, net	$236,545	$206,501	$220,405
Interest-bearing debt	$—	$—	$—
Working capital	$390,231	$403,432	$414,065

Operating Activities

The Company had cash flows used in operating activities during the thirteen weeks ended June 2, 2012 of $4.6 million compared to $10.5 million used for the thirteen weeks ended May 28, 2011. The decrease in net cash used in operating activities was primarily a result of the change in accounts payable for the thirteen weeks ended June 2, 2012 compared to the thirteen weeks ended May 28, 2011. Cash equivalents are invested in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments with daily liquidity.

Consolidated inventories increased 14.6% at June 2, 2012 compared to May 28, 2011, and were 7.4% higher than at March 3, 2012. Finish Line inventories increased 11.9% at June 2, 2012 compared to May 28, 2011 and increased 6.7% from March 3, 2012. The increase over the prior year is to support the positive comparable store sales.

Investing Activities

Net cash used in investing activities for the thirteen weeks ended June 2, 2012 was $17.8 million compared to $4.2 million for the thirteen weeks ended May 28, 2011. The increase in cash used in investing activities was primarily a result of an increase in capital expenditures of $13.6 million related to nine new stores, the remodeling of existing stores, digital investments and store technology and IT system investments.

For the fiscal year ending March 2, 2013, the Company anticipates opening 25-30 new stores (9 were opened during the thirteen weeks ended June 2, 2012), remodeling 35 to 40 existing stores (7 were remodeled during the thirteen weeks ended June 2, 2012), and closing 10 to 20 stores (6 were closed during the thirteen weeks ended June 2, 2012). In addition, the Company plans on projected capital expenditures of approximately $13-$15 million intended for store technology, which includes items like new POS software, tablets and handhelds for our stores, approximately $18-$20 million intended for IT infrastructure investments to support new supply chain and merchandise systems, and approximately $7-$8 million intended for technology to support growth in our digital business. The Company expects capital expenditures for the current fiscal year to approximate $80 to $90 million ($17.8 million during the thirteen weeks ended June 2, 2012). The source of funds for these capital expenditures is expected to be the Company’s cash and cash equivalents on-hand.

Financing Activities

Net cash used in financing activities for the thirteen weeks ended June 2, 2012 was $23.1 million compared to net cash provided by financing activities of $2.4 million for the thirteen weeks ended May 28, 2011. The $25.5 million change was due to an additional $22.8 million of stock repurchases, $0.5 million increase in dividends paid, an $8.2 million decrease in proceeds received from the issuance of common stock in connection with employee stock programs, funding of a related-party note receivable for $4.0 million, offset by proceeds from the sale of redeemable noncontrolling interest of $10.0 million related to Running Specialty.

On July 21, 2011, the Company’s Board of Directors authorized a stock repurchase program (the “2011 stock repurchase program”) to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. The Company purchased 1,511,119 shares at an average price of $21.43 per share for an aggregate amount of $32.4 million for the thirteen weeks ended June 2, 2012. The remaining shares available for repurchase under the stock repurchase program are 2,288,981 shares as of June 2, 2012.

The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On April 18, 2012, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s Class A and Class B common shares. The Company declared dividends of $3.0 million during the thirteen weeks ended June 2, 2012. The cash dividends of $3.0 million were paid on June 18, 2012 to shareholders of record on June 1, 2012 and was included as of June 2, 2012 in “Other liabilities and accrued expenses” on the Company’s consolidated balance sheet. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

Recent Accounting Pronouncements

During the first quarter of fiscal 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment.” The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this ASU did not have a significant effect on our results of operations or financial position.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Contractual Obligations

The Company’s contractual obligations primarily consist of operating leases and purchase orders for merchandise inventory. For the thirteen weeks ended June 2, 2012, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2012, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings.)

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

For a discussion of the Company’s market risk associated with interest rates as of March 3, 2012, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2012. For the thirteen weeks ended June 2, 2012, there has been no significant change in related market risk factors.

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2012. There has been no significant change to identified risk factors for the thirteen weeks ended June 2, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on the shares repurchased under the 2011 stock repurchase program during the thirteen weeks ended June 2, 2012 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)

March (3/4/12 – 4/7/12)	1,038,780	$21.49	1,038,780	2,761,320

April (4/8/12 – 5/5/12)	472,339	$21.21	472,339	2,288,981

May (5/6/12 – 6/2/12)	—	$—	—	2,288,981

	1,511,119	$21.43	1,511,119

(1)	The average price paid per share includes any brokerage commissions.

(2)	The 2011 stock repurchase plan was announced on July 21, 2011, whereby the Company is authorized to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended June 2, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: June 29, 2012	By:	/S/ EDWARD W. WILHELM
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended June 2, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.