Form 10-Q
period 2012-09-01
FINISH LINE INC /IN/
filed 2012-09-28
CIK 886137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2012

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

Shares of Class A common stock outstanding at September 14, 2012: 50,833,851

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 1, 2012	August 27, 2011	March 3, 2012
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$254,225	$289,625	$307,494
Accounts receivable, net	9,228	6,575	9,041
Merchandise inventories, net	250,634	229,836	220,405
Other	16,514	6,255	15,808

Total current assets	530,601	532,291	552,748

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	42,308	41,676	41,745
Leasehold improvements	222,067	223,256	220,532
Furniture, fixtures and equipment	121,540	118,969	115,798
Construction in progress	35,832	4,540	6,987

	423,304	389,998	386,619
Less accumulated depreciation	265,765	267,798	259,622

	157,539	122,200	126,997

Deferred income taxes	17,508	26,431	16,888
Goodwill	8,503	—	8,503
Other intangible assets	550	—	550
Other assets, net	6,712	5,510	5,810

Total assets	$721,413	$686,432	$711,496

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 1, 2012	August 27, 2011	March 3, 2012
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$78,304	$104,075	$67,246
Employee compensation	16,870	12,899	22,403
Accrued property and sales tax	10,484	8,296	10,312
Income taxes payable	6,704	8,910	13,348
Deferred income taxes	7,403	5,233	7,068
Other liabilities and accrued expenses	19,049	16,446	18,306

Total current liabilities	138,814	155,859	138,683

Deferred credits from landlords	28,898	31,330	30,080
Other long-term liabilities	13,820	14,276	13,196

REDEEMABLE NONCONTROLLING INTEREST	5,248	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—(September 1, 2012 – 110,000; August 27, 2011 –100,000; March 3, 2012 – 100,000)
Shares issued—(September 1, 2012 – 59,573; August 27, 2011 – 58,739; March 3, 2012 – 58,839)
Shares outstanding—(September 1, 2012 – 50,216; August 27, 2011 – 50,608; March 3, 2012 – 50,795)	596	587	588
Class B:
Shares authorized—(September 1, 2012 – 0; August 27, 2011 – 10,000; March 3, 2012 – 10,000)
Shares issued and outstanding—(September 1, 2012 – 0; August 27, 2011 – 671; March 3, 2012 – 571)	—	7	5
Additional paid-in capital	214,938	207,906	211,271
Retained earnings	477,064	404,114	445,884
Treasury stock—(September 1, 2012 – 9,357; August 27, 2011 – 8,131; March 3, 2012 – 8,044)	(157,965)	(127,647)	(128,211)

Total shareholders’ equity	534,633	484,967	529,537

Total liabilities and shareholders’ equity	$721,413	$686,432	$711,496

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Net sales	$385,011	$331,514	$704,060	$630,988
Cost of sales (including occupancy costs)	250,461	215,180	464,851	411,391

Gross profit	134,550	116,334	239,209	219,597

Selling, general and administrative expenses	94,711	82,076	179,557	158,751
Store closing costs	325	580	420	597

Operating income	39,514	33,678	59,232	60,249

Interest income, net	58	139	129	281

Income before income taxes	39,572	33,817	59,361	60,530

Income tax expense	15,136	12,897	22,844	23,194

Net income	24,436	20,920	36,517	37,336
Net loss attributable to redeemable noncontrolling interest	537	—	734	—

Net income attributable to The Finish Line, Inc.	$24,973	$20,920	$37,251	$37,336

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.49	$0.40	$0.73	$0.70

Basic weighted average shares	50,188	52,357	50,441	52,732

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.49	$0.39	$0.72	$0.69

Diluted weighted average shares	50,866	53,143	51,135	53,573

Dividends declared per share	$0.06	$0.05	$0.12	$0.10

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	September 1, 2012	August 27, 2011
OPERATING ACTIVITIES:
Net income	$36,517	$37,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,083	13,384
Deferred income taxes	(285)	(573)
Share-based compensation	3,598	2,406
Loss on disposal of property and equipment	430	628
Excess tax benefits from share-based compensation	(2,033)	(5,119)
Changes in operating assets and liabilities:
Accounts receivable, net	(187)	3,977
Merchandise inventories, net	(30,229)	(36,331)
Other assets	46	(51)
Accounts payable	11,058	31,295
Employee compensation	(5,533)	(5,617)
Income taxes payable	(6,256)	5,472
Other liabilities and accrued expenses	867	(470)
Deferred credits from landlords	(988)	(3,323)

Net cash provided by operating activities	21,088	43,014

INVESTING ACTIVITIES:
Additions to property and equipment	(45,142)	(9,719)
Proceeds from disposals of property and equipment	30	17
Cash paid for investment	(1,000)	—

Net cash used in investing activities	(46,112)	(9,702)

FINANCING ACTIVITIES:
Dividends paid to shareholders	(6,138)	(5,337)
Proceeds from issuance of common stock	2,237	11,662
Excess tax benefits from share-based compensation	2,033	5,119
Purchase of treasury stock	(32,377)	(54,454)
Funding of related-party note receivable	(4,000)	—
Proceeds from sale of redeemable noncontrolling interest	10,000	—

Net cash used in financing activities	(28,245)	(43,010)

Net decrease in cash and cash equivalents	(53,269)	(9,698)
Cash and cash equivalents at beginning of period	307,494	299,323

Cash and cash equivalents at end of period	$254,225	$289,625

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

The Company has experienced, and expects to continue to experience, significant variability in sales, net income and merchandise inventories from reporting period to reporting period. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 3, 2012 (“fiscal 2012”), as filed with the Securities and Exchange Commission (“SEC”) on May 2, 2012.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This update amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in Accounting Standard Codification (“ASC”) 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.” This ASU will be effective for the Company on March 3, 2013, with early adoption permitted. The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

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

	Thirteen Weeks Ended (Unaudited)
Category	September 1, 2012		August 27, 2011
Footwear	$337,650	88%	$289,786	87%
Softgoods	47,361	12%	41,728	13%

Total	$385,011	100%	$331,514	100%

	Twenty-Six Weeks Ended (Unaudited)
Category	September 1, 2012		August 27, 2011
Footwear	$620,208	88%	$555,839	88%
Softgoods	83,852	12%	75,149	12%

Total	$704,060	100%	$630,988	100%

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

The Company allocated the purchase price based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the purchase price is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$8,503
Tangible assets, net of liabilities	1,675
Net unfavorable lease obligation	(1,678)

Total purchase price	$8,500

The Company determined the estimated fair values based on discounted cash flow analyses and estimates made by management. Goodwill from the acquisition is deductible for tax purposes.

On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in Running Specialty. The Company will remain majority owner with a 51% ownership. GCPI has the right to “put” and the Company has the right to “call” after March 4, 2017, under certain circumstances, the remaining 49% interest in Running Specialty at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note which is collateralized with GCPI’s interest in Running Specialty due March 31, 2021 or earlier depending on certain stipulated events in the control of GCPI. The promissory note calls for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI. The balance of the promissory note and related accrued interest is $4.0 million at September 1, 2012 and has been netted against the “redeemable noncontrolling interest.”

The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest, net of the $4.0 million promissory note and related accrued interest and adjusted for cumulative earnings or loss allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid in capital.

The redeemable noncontrolling interest is classified at historical cost basis, net of the $4.0 million promissory note and related accrued interest and adjusted for cumulative earnings or loss allocations as of September 1, 2012.

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

The Company has cash equivalents in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments. The primary objective of our short-term investment activity is to preserve our capital for the purpose of funding operations and we do not enter into short-term investments for trading or speculative purposes. However, the Company does from time to time evaluate other investment strategies for its cash. The fair values are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). Also included in Level 1 assets are mutual fund investments under the non-qualified deferred compensation plan. The Company estimates the fair value of these investments on a recurring basis using market prices that are readily available.

As of September 1, 2012, the Company had no non-financial assets or non-financial liabilities requiring measurement at fair value.

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

ASC 260-10 requires the inclusion of restricted stock as participating securities, when they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income attributable to the Company’s common shareholders determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share attributable to the Company’s common shareholders during periods of net income.

The following is a reconciliation of the numerators and denominators used in computing earnings per share attributable to the Company’s common shareholders (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	(unaudited)		(unaudited)
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Net income attributable to The Finish Line, Inc.	$24,973	$20,920	$37,251	$37,336
Net income attributable to participating securities	202	169	300	298

Net income available to The Finish Line, Inc. shareholders	$24,771	$20,751	$36,951	$37,038

Basic earnings per share:
Weighted-average number of common shares outstanding	50,188	52,357	50,441	52,732
Basic earnings per share	$0.49	$0.40	$0.73	$0.70
Diluted earnings per share:
Weighted-average number of common shares outstanding	50,188	52,357	50,441	52,732
Stock options(a)	678	786	694	841

Diluted weighted-average number of common shares outstanding	50,866	53,143	51,135	53,573

Diluted earnings per share	$0.49	$0.39	$0.72	$0.69

(a)	The computation of diluted earnings per share excludes options to purchase approximately 0.9 million and 0.4 million shares of common stock in the thirteen weeks ended September 1, 2012 and August 27, 2011, respectively, and 0.8 million and 0.4 million shares of common stock in the twenty-six weeks ended September 1, 2012 and August 27, 2011, respectively, because the impact of such options would have been anti-dilutive.

5. Common Stock

On July 21, 2011, the Company’s Board of Directors authorized a stock repurchase program (the “Plan”) to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. The Company did not repurchase shares during the thirteen weeks ended September 1, 2012. The Company purchased 1,511,119 shares at an average price of $21.43 per share for an aggregate amount of $32.4 million for the twenty-six weeks ended September 1, 2012. The remaining shares available for repurchase under the Plan are 2,288,981 shares as of September 1, 2012.

The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On July 19, 2012, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s Class A common shares. The Company declared dividends of $3.0 million during the thirteen weeks ended September 1, 2012. The cash dividends of $3.0 million were paid on September 17, 2012 to shareholders of record on August 31, 2012 and was included as of September 1, 2012 in “Other liabilities and accrued expenses” on the Company’s consolidated balance sheet. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

On July 20, 2012, all of the Company’s shares of Class B common stock were converted on a one-for-one basis into an equal number of shares of Class A common stock in accordance with the terms of the Company’s Restated Articles of Incorporation, and the Company eliminated its dual class stock structure. The Company did not receive any proceeds from the conversion of the Class B shares, and the Company will not receive any proceeds from the sale of any Class A shares issued as a result of the conversion. Per the Company’s Restated Articles of Incorporation, as of the conversion, all Class B shares are no longer authorized.

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

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, contained in the Company’s Annual Report on Form 10-K for the year ended March 3, 2012.

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Number of Stores:	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Finish Line
Beginning of period	640	657	637	664
Opened	4	—	13	—
Closed	(6)	(10)	(12)	(17)

End of period	638	647	638	647
Running Company
Beginning of period	19	—	19	—
Acquired	—	—	—	—
Opened	—	—	—	—
Closed	—	—	—	—

End of period	19	—	19	—
Total
Beginning of period	659	657	656	664
Acquired	—	—	—	—
Opened	4	—	13	—
Closed	(6)	(10)	(12)	(17)

End of period	657	647	657	647

	September 1, 2012	August 27, 2011
Square feet information as of:
Finish Line
Square feet	3,449,041	3,487,044
Average store size	5,406	5,390
Running Company
Square feet	60,436	—
Average store size	3,181	—
Total

Square feet	3,509,477	3,487,044

Results of Operations

The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended (Unaudited)
Category	September 1, 2012		August 27, 2011
Footwear	$337,650	88%	$289,786	87%
Softgoods	47,361	12%	41,728	13%

Total	$385,011	100%	$331,514	100%

	Twenty-Six Weeks Ended (Unaudited)
Category	September 1, 2012		August 27, 2011
Footwear	$620,208	88%	$555,839	88%
Softgoods	83,852	12%	75,149	12%

Total	$704,060	100%	$630,988	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
	(Unaudited)		(Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	65.0	64.9	66.0	65.2

Gross profit	35.0	35.1	34.0	34.8
Selling, general and administrative expenses	24.6	24.7	25.5	25.1
Store closing costs	0.1	0.2	0.1	0.1

Operating income	10.3	10.2	8.4	9.6
Interest income, net	—	—	—	—

Income before income tax	10.3	10.2	8.4	9.6
Income tax expense	3.9	3.9	3.2	3.7

Net income	6.4	6.3	5.2	5.9
Net loss attributable to redeemable noncontrolling interest	0.1	—	0.1	—

Net income attributable to The Finish Line, Inc.	6.5%	6.3%	5.3%	5.9%

THIRTEEN AND TWENTY-SIX WEEKS ENDED SEPTEMBER 1, 2012 COMPARED TO THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 27, 2011

Net Sales

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
	(dollars in thousands) (Unaudited)		(dollars in thousands) (Unaudited)
Net sales	$385,011	$331,514	$704,060	$630,988
Comparable store sales increase	12.3%	11.0%	10.3%	8.8%

Net sales increased 16.1% for the thirteen weeks ended September 1, 2012 compared to the thirteen weeks ended August 27, 2011. The increase was attributable to a comparable store sales increase of 12.3% for the thirteen weeks ended September 1, 2012 resulting primarily from an 8.1% increase in store average dollar per transaction, a 4.9% increase in store traffic, and a 29.6% increase in digital sales. The increase in net sales also included $6.3 million of net sales from Running Specialty for the thirteen weeks ended September 1, 2012, which was acquired on August 31, 2011. Comparable store footwear sales for the thirteen weeks ended September 1, 2012 increased 13.6% while comparable store softgoods sales increased 3.6%.

Net sales increased 11.6% for the twenty-six weeks ended September 1, 2012 compared to the twenty-six weeks ended August 27, 2011. The increase was attributable to a comparable store sales increase of 10.3% for the twenty-six weeks ended September 1, 2012 resulting primarily from a 6.6% increase in store average dollar per transaction, a 3.4% increase in store traffic, and a 28.8% increase in digital sales. The increase in net sales also included $12.3 million of net sales from Running Specialty for the twenty-six weeks ended September 1, 2012. Comparable store footwear sales for the twenty-six weeks ended September 1, 2012 increased 11.2% while comparable store softgoods sales increased 4.0%.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
	(dollars in thousands) (Unaudited)		(dollars in thousands) (Unaudited)
Cost of sales (including occupancy costs)	$250,461	$215,180	$464,851	$411,391
Gross profit	$134,550	$116,334	$239,209	$219,597
Gross profit as a percentage of net sales	35.0%	35.1%	34.0%	34.8%

The 0.1% decrease in gross profit, as a percentage of net sales, for the thirteen weeks ended September 1, 2012 as compared to the thirteen weeks ended August 27, 2011 was due to a 0.1% decrease in product margin, net of shrink, as a percentage of net sales. The decrease in product margin, as a percentage of net sales, was primarily due to digital sales, which typically have a lower overall product margin than stores, increasing as a percentage of total net sales as compared to the prior period.

The 0.8% decrease in gross profit, as a percentage of net sales, for the twenty-six weeks ended September 1, 2012 as compared to the twenty-six weeks ended August 27, 2011 was primarily due to a 0.5% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.3% increase in occupancy costs, as a percentage of net sales. The 0.5% decrease in product margin, as a percentage of net sales, was primarily due to selling a lower proportion of full price product compared to the strong performance in the twenty-six weeks ended August 27, 2011, as well as, digital sales increasing, as a percentage of total net sales, as compared to the prior period. The 0.3% increase in occupancy costs, as a percentage of net sales, reflects more store openings than closings, percentage rent increases due to comparable store sales increases, as well as, longer lease term agreements entered into for some of our best performing stores. In addition, the Company recognized a $2.0 million benefit for landlord audit settlements during the prior period.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
	(dollars in thousands) (Unaudited)		(dollars in thousands) (Unaudited)
Selling, general and administrative expenses	$94,711	$82,076	$179,557	$158,751
Selling, general and administrative expenses as a percentage of net sales	24.6%	24.7%	25.5%	25.1%

The $12.6 million increase in selling, general and administrative expenses for the thirteen weeks ended September 1, 2012 as compared to the thirteen weeks ended August 27, 2011 was primarily due to the following: 1.) variable costs in fulfillment, freight, and payroll in conjunction with the 29.6% increase in digital sales as well as the increase in store sales; 2.) a 0.3% increase in marketing expense, as a percentage of net sales, to drive traffic to our website and our stores; and 3.) investments to support the Company’s omni-channel strategy.

The $20.8 million increase in selling, general and administrative expenses for the twenty-six weeks ended September 1, 2012 as compared to the twenty-six weeks ended August 27, 2011 was primarily due to the following: 1.) variable costs in fulfillment, freight, and payroll in conjunction with the 28.8% increase in digital sales as well as the increase in store sales; 2.) a 0.3% increase in marketing expense, as a percentage of net sales, to drive traffic to our website and our stores; and 3.) investments to support the Company’s omni-channel strategy.

Store Closing Costs

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
	(dollars in thousands) (Unaudited)		(dollars in thousands) (Unaudited)
Store closing costs	$325	$580	$420	$597
Store closing costs as a percentage of net sales	0.1%	0.2%	0.1%	0.1%
Number of stores closed	6	10	12	17

Store closing costs represent the non-cash write-off of any property and equipment upon a store closing.

Interest Income, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
	(dollars in thousands) (Unaudited)		(dollars in thousands) (Unaudited)
Interest income, net	$58	$139	$129	$281

The decrease of $0.1 million was due to lower interest rates on lower invested balances during the thirteen and twenty-six weeks ended September 1, 2012 compared to the thirteen and twenty-six weeks ended August 27, 2011.

Income Tax Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
	(dollars in thousands) (Unaudited)		(dollars in thousands) (Unaudited)
Income tax expense	$15,136	$12,897	$22,844	$23,194
Income tax expense as a percentage of net sales	3.9%	3.9%	3.2%	3.7%
Effective income tax rate	38.2%	38.1%	38.5%	38.3%

The increase in the effective tax rate for the thirteen and twenty-six weeks ended September 1, 2012 compared to the thirteen and twenty-six weeks ended August 27, 2011 relates to the Company’s ability to record a tax benefit only on its share of the Running Specialty loss while 100% of the Running Specialty loss is included in income before income tax.

Redeemable Noncontrolling Interest

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
	(dollars in thousands) (Unaudited)		(dollars in thousands) (Unaudited)
Net loss attributable to redeemable noncontrolling interest	$537	$—	$734	$—
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	0.1%	—%	0.1%	—%

Net losses attributable to the redeemable noncontrolling interest for the thirteen weeks ended September 1, 2012 represents 49% of the net loss generated by Running Specialty.

Net losses attributable to the redeemable noncontrolling interest for the twenty-six weeks ended September 1, 2012, represents 49% of the net loss generated by Running Specialty since March 29, 2012, which was the date of the investment by GCPI.

Net income attributable to The Finish Line, Inc.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
	(dollars in thousands) (Unaudited)		(dollars in thousands) (Unaudited)
Net income attributable to The Finish Line, Inc. shareholders	$24,973	$20,920	$37,251	$37,336
Net income attributable to The Finish Line, Inc. shareholders as a percentage of net sales	6.5%	6.3%	5.3%	5.9%
Net income attributable to The Finish Line, Inc. shareholders per diluted share	$0.49	$0.39	$0.72	$0.69

The $4.1 million increase in net income attributable to The Finish Line, Inc. shareholders for the thirteen weeks ended September 1, 2012 compared to the thirteen weeks ended August 27, 2011 was primarily due to the improvement in net sales.

The $0.1 million decrease in net income attributable to The Finish Line, Inc. for the twenty-six weeks ended September 1, 2012 compared to the twenty-six weeks ended August 27, 2011 was primarily due to the decrease in product margin, the increase in occupancy costs, along with the investments to support the Company’s omni-channel strategy within selling, general and administrative expenses, mostly offset by net sales improvement.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash-on-hand and cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	September 1, 2012	August 27, 2011	March 3, 2012
	(Unaudited)	(Unaudited)
Cash and cash equivalents	$254,225	$289,625	$307,494
Merchandise inventories, net	$250,634	$229,836	$220,405
Interest-bearing debt	$—	$—	$—
Working capital	$391,787	$376,432	$414,065

Operating Activities

The Company had cash flows provided by operating activities during the twenty-six weeks ended September 1, 2012 of $21.1 million compared to $43.0 million for the twenty-six weeks ended August 27, 2011. The decrease in net cash provided by operating activities was primarily a result of a smaller increase in accounts payable to support an increase in merchandise inventories during the twenty-six weeks ended September 1, 2012 as compared to a larger increase in accounts payable in the twenty-six weeks ended August 27, 2011 due to timing of vendor payments. Cash equivalents are invested in short-term money market funds invested primarily in high-quality tax-exempt municipal instruments with daily liquidity.

Consolidated inventories increased 9.0% at September 1, 2012 compared to August 27, 2011, and were 13.7% higher than at March 3, 2012. Finish Line inventories increased 6.3% at September 1, 2012 compared to August 27, 2011 and increased 12.8% from March 3, 2012. The increase over the prior year is to support the positive comparable store sales.

Investing Activities

Net cash used in investing activities for the twenty-six weeks ended September 1, 2012 was $46.1 million compared to $9.7 million for the twenty-six weeks ended August 27, 2011. The increase in cash used in investing activities was primarily a result of an increase in capital expenditures over the twenty-six weeks ended August 27, 2011 of $35.4 million related to 13 new stores, the remodeling of existing stores, digital investments, store technology and core merchandising, supply chain and CRM system investments.

For the fiscal year ending March 2, 2013, the Company anticipates opening approximately 30 new stores (13 were opened during the twenty-six weeks ended September 1, 2012), remodeling 30 to 35 existing stores (13 were remodeled during the twenty-six weeks ended September 1, 2012), and closing 15 to 20 stores (12 were closed during the twenty-six weeks ended September 1, 2012). The Company expects capital expenditures for the current fiscal year to approximate $80 to $90 million ($45.1 million during the twenty-six weeks ended September 1, 2012). The source of funds for these capital expenditures is expected to be the Company’s cash and cash equivalents on-hand.

Financing Activities

Net cash used in financing activities for the twenty-six weeks ended September 1, 2012 was $28.2 million compared to $43.0 million for the twenty-six weeks ended August 27, 2011. The $14.8 million decrease in cash used in financing activities is due to a $22.1 million decrease in stock repurchases and proceeds from the sale of redeemable noncontrolling interest of $10.0 million related to Running Specialty, offset partially by a $9.4 million decrease in proceeds received from the issuance of common stock in connection with employee stock programs and funding of a related party note receivable for $4.0 million.

On July 21, 2011, the Company’s Board of Directors authorized a stock repurchase program (the “Plan”) to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. The Company did not repurchase any shares during the thirteen weeks ended September 1, 2012. The Company purchased 1,511,119 shares at an average price of $21.43 per share for an aggregate amount of $32.4 million for the twenty-six weeks ended September 1, 2012. The remaining shares available for repurchase under the Plan are 2,288,981 shares as of September 1, 2012.

The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On July 19, 2012, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s Class A common shares. The Company declared dividends of $3.0 million during the thirteen weeks ended September 1, 2012. The cash dividends of $3.0 million were paid on September 17, 2012 to shareholders of record on August 31, 2012 and was included as of September 1, 2012 in “Other liabilities and accrued expenses” on the Company’s consolidated balance sheet. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This update amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in Accounting Standard Codification 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.” This ASU will be effective for the Company on March 3, 2013, with early adoption permitted. The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Contractual Obligations

The Company’s contractual obligations primarily consist of operating leases and purchase orders for merchandise inventory. For the twenty-six weeks ended September 1, 2012, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2012, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings.)

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

For a discussion of the Company’s market risk associated with interest rates as of March 3, 2012, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2012. For the twenty-six weeks ended September 1, 2012, there has been no significant change in related market risk factors.

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2012. There has been no significant change to identified risk factors for the twenty-six weeks ended September 1, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2011, the Company’s Board of Directors authorized a stock repurchase program (the “Plan”) to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. The Company did not repurchase shares during the thirteen weeks ended September 1, 2012. The Company purchased 1,511,119 shares at an average price of $21.43 per share for an aggregate amount of $32.4 million for the twenty-six weeks ended September 1, 2012. The remaining shares available for repurchase under the Plan are 2,288,981 shares as of September 1, 2012.

As previously disclosed, on July 20, 2012, all of the Company’s shares of Class B common stock were converted on a one-for-one basis into an equal number of shares of Class A common stock in accordance with the terms of the Company’s Restated Articles of Incorporation, and the Company eliminated its dual class stock structure. The Company did not receive any proceeds from the conversion of the Class B shares, and the Company will not receive any proceeds from the sale of any Class A shares issued as a result of the conversion. Because the Class B shares were issued in exchange for an existing security of the Company and no commission or other remuneration was paid or given, directly or indirectly, for soliciting the conversion, the Class A shares issuable upon the conversion of the Class B shares were securities included in the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. The Company registered the resale of the Class A shares issuable upon the conversion of the Class B shares pursuant to a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission on July 11, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended September 1, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: September 28, 2012	By:	/S/ EDWARD W. WILHELM
Edward W. Wilhelm

Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended September 1, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.