Form 10-Q
period 2012-12-01
FINISH LINE INC /IN/
filed 2013-01-07
CIK 886137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2012

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

Shares of Class A common stock outstanding at December 21, 2012: 49,707,899

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 1, 2012	November 26, 2011	March 3, 2012
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168,154	$216,570	$307,494
Accounts receivable, net	12,025	8,842	9,041
Merchandise inventories, net	301,654	280,409	220,405
Income taxes receivable	10,417	4,097	—
Other	8,462	8,427	15,808

Total current assets	500,712	518,345	552,748

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	42,397	41,446	41,745
Leasehold improvements	228,647	223,828	220,532
Furniture, fixtures and equipment	126,418	120,199	115,798
Construction in progress	38,149	5,291	6,987

	437,168	392,321	386,619
Less accumulated depreciation	269,198	263,978	259,622

	167,970	128,343	126,997

Deferred income taxes	18,926	23,337	16,888
Goodwill and other intangible assets	15,313	8,815	9,053
Other assets, net	6,864	5,585	5,810

Total assets	$709,785	$684,425	$711,496

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 1, 2012	November 26, 2011	March 3, 2012
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$92,956	$95,845	$67,246
Employee compensation	15,425	18,923	22,403
Accrued property and sales tax	8,212	8,186	10,312
Income taxes payable	—	—	13,348
Deferred income taxes	8,997	6,407	7,068
Other liabilities and accrued expenses	20,019	18,622	18,306

Total current liabilities	145,609	147,983	138,683

Deferred credits from landlords	28,138	30,035	27,737
Other long-term liabilities	18,463	15,335	15,539

REDEEMABLE NONCONTROLLING INTEREST	4,535	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—(December 1, 2012 – 110,000; November 26, 2011 – 100,000; March 3, 2012 – 100,000)
Shares issued—(December 1, 2012 – 59,587; November 26, 2011 – 58,811; March 3, 2012 – 58,839)
Shares outstanding—(December 1, 2012 – 49,262; November 26, 2011 – 50,784; March 3, 2012 – 50,795)	596	588	588
Class B:
Shares authorized—(December 1, 2012 – 0; November 26, 2011 – 10,000; March 3, 2012 – 10,000)
Shares issued and outstanding—(December 1, 2012 – 0; November 26, 2011 – 599; March 3, 2012 – 571)	—	6	5
Additional paid-in capital	216,657	209,592	211,271
Retained earnings	473,921	407,071	445,884
Treasury stock—(December 1, 2012 – 10,325; November 26, 2011 – 8,027; March 3, 2012 – 8,044)	(178,134)	(126,185)	(128,211)

Total shareholders’ equity	513,040	491,072	529,537

Total liabilities and shareholders’ equity	$709,785	$684,425	$711,496

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Net sales	$296,623	$282,011	$1,000,683	$912,999
Cost of sales (including occupancy costs)	206,833	191,002	671,684	602,393

Gross profit	89,790	91,009	328,999	310,606

Selling, general and administrative expenses	91,447	83,067	271,004	241,818
Store closing costs	1	368	421	965

Operating (loss) income	(1,658)	7,574	57,574	67,823

Interest income, net	38	109	167	390

(Loss) income before income taxes	(1,620)	7,683	57,741	68,213

Income tax (benefit) expense	(811)	2,135	22,033	25,329

Net (loss) income	(809)	5,548	35,708	42,884
Net loss attributable to redeemable noncontrolling interest	702	—	1,436	—

Net (loss) income attributable to The Finish Line, Inc.	$(107)	$5,548	$37,144	$42,884

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.00	$0.11	$0.73	$0.81

Basic weighted average shares	49,949	51,338	50,277	52,267

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.00	$0.11	$0.72	$0.80

Diluted weighted average shares	49,949	52,082	50,977	53,076

Dividends declared per share	$0.06	$0.05	$0.18	$0.15

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	December 1, 2012	November 26, 2011
OPERATING ACTIVITIES:
Net income	$35,708	$42,884
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,160	19,842
Deferred income taxes	(109)	3,696
Share-based compensation	5,391	3,916
Loss on disposal of property and equipment	570	1,225
Excess tax benefits from share-based compensation	(2,372)	(5,451)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,967)	1,710
Merchandise inventories, net	(80,352)	(83,746)
Other assets	7,927	(1,498)
Accounts payable	23,786	21,087
Employee compensation	(6,997)	407
Income taxes payable/receivable	(24,103)	(8,419)
Other liabilities and accrued expenses	(880)	1,399
Deferred credits from landlords	692	(4,617)

Net cash used in operating activities	(22,546)	(7,565)

INVESTING ACTIVITIES:
Additions to property and equipment	(62,061)	(21,984)
Payments for intangible assets	—	(550)
Proceeds from disposals of property and equipment	67	40
Acquisitions, net of cash acquired	(2,256)	(8,500)
Cash paid for investment	(1,000)	—

Net cash used in investing activities	(65,250)	(30,994)

FINANCING ACTIVITIES:
Dividends paid to shareholders	(9,176)	(7,922)
Proceeds from issuance of common stock	2,879	12,731
Excess tax benefits from share-based compensation	2,372	5,451
Purchase of common stock for treasury	(53,619)	(54,454)
Funding of related-party note receivable	(4,000)	—
Proceeds from sale of redeemable noncontrolling interest	10,000	—

Net cash used in financing activities	(51,544)	(44,194)

Net decrease in cash and cash equivalents	(139,340)	(82,753)
Cash and cash equivalents at beginning of period	307,494	299,323

Cash and cash equivalents at end of period	$168,154	$216,570

Supplemental disclosures of cash flow information:
Capital expenditures incurred but not yet paid	$630	$—

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

	Thirteen Weeks Ended (Unaudited)
Category	December 1, 2012		November 26, 2011
Footwear	$240,162	81%	$232,623	82%
Softgoods	56,461	19%	49,388	18%

Total	$296,623	100%	$282,011	100%

	Thirty-Nine Weeks Ended (Unaudited)
Category	December 1, 2012		November 26, 2011
Footwear	$860,421	86%	$788,463	86%
Softgoods	140,262	14%	124,536	14%

Total	$1,000,683	100%	$912,999	100%

Reclassification

Certain amounts in the March 3, 2012 financial statements have been reclassified to conform to the fiscal 2013 presentation.

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

On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in Running Specialty. The Company will remain majority owner with a 51% ownership. GCPI has the right to “put” and the Company has the right to “call” after March 4, 2017, under certain circumstances, the remaining 49% interest in Running Specialty at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note which is collateralized with GCPI’s interest in Running Specialty due March 31, 2021 or earlier depending on certain stipulated events in the control of GCPI. The promissory note calls for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI. The balance of the promissory note and related accrued interest is $4.0 million at December 1, 2012 and has been netted against the “redeemable noncontrolling interest.”

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

The redeemable noncontrolling interest is classified at historical cost basis, net of the $4.0 million promissory note and related accrued interest and adjusted for cumulative earnings or loss allocations as of December 1, 2012.

On October 6, 2012, Running Specialty acquired substantially all the assets and assumed certain liabilities of Run On, Inc., for a purchase price of $2.3 million, net of cash acquired, which was funded through the Company’s existing cash. As of the acquisition date, Run On, Inc. operated five specialty running shops in Texas. In addition to the cash consideration, the transaction includes contingent consideration which is included within other long-term liabilities. The Company determined the estimated fair values based on discounted cash flow analyses and estimates made by management. The purchase price allocation is considered preliminary. Goodwill from the acquisition is deductible for tax purposes.

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

The Company has cash equivalents in short-term money market funds. The primary objective of our short-term investment activity is to preserve our capital for the purpose of funding operations and we do not enter into short-term investments for trading or speculative purposes. However, the Company does from time to time evaluate other investment strategies for its cash. The fair values are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). Also included in Level 1 assets are mutual fund investments under the non-qualified deferred compensation plan. The Company estimates the fair value of these investments on a recurring basis using market prices that are readily available.

The Company has a liability that is measured at fair value on a non-recurring basis related to the contingent consideration disclosed in Note 2. The liability is adjusted to fair value only when the carrying value exceeds the fair value. The categorization of the framework used to price the liability is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

There were no transfers into or out of Level 1, Level 2, or Level 3 assets for any of the periods presented.

4. Debt Agreement

On November 30, 2012, the Company entered into an unsecured $100 million Amended and Restated Revolving Credit Facility Credit Agreement (the “Amended Credit Agreement”) with certain Lenders, which expires on November 30, 2017. The Amended Credit Agreement provides that, under certain circumstances, the Company may increase the maximum amount of the credit facility in an aggregate principal amount not to exceed $200 million. The Amended Credit Agreement will be used by the Company, among other things, to issue letters of credit, support working capital needs, fund capital expenditures and other general corporate purposes.

The Amended Credit Agreement and related loan documents replace the Company’s prior $50 million Revolving Credit Facility (the “Prior Credit Agreement”). All commitments under the Prior Credit Agreement were terminated effective November 30, 2012. No advances were outstanding under the Prior Credit Agreement as of November 30, 2012.

Approximately $4.1 million in stand-by letters of credit was outstanding as of December 1, 2012 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of December 1, 2012. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $95.9 million as of December 1, 2012.

The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of December 1, 2012.

The Amended Credit Agreement pricing grid is adjusted quarterly and is based on the Company’s leverage ratio (as defined in the Amended Credit Agreement). The minimum pricing is LIBOR plus 0.90% or Base Rate (as defined in the Amended Credit Agreement) and the maximum pricing is LIBOR plus 1.75% or Base Rate (as defined in the Amended Credit Agreement) plus 0.75%. The Company is subject to an unused commitment fee based on the Company’s leverage ratio with minimum pricing of 0.10% and maximum pricing of 0.25%. In addition, the Company is subject to a letter of credit fee based on the Company’s leverage ratio with minimum pricing of 0.40% and maximum pricing of 1.25%.

5. Earnings Per Share

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

The following is a reconciliation of the numerators and denominators used in computing earnings per share attributable to the Company’s common shareholders (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	(unaudited)		(unaudited)
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Net (loss) income attributable to The Finish Line, Inc.	$(107)	$5,548	$37,144	$42,884
Net income attributable to participating securities	—	45	312	343

Net (loss) income available to The Finish Line, Inc. shareholders	$(107)	$5,503	$36,832	$42,541

Basic earnings per share:
Weighted-average number of common shares outstanding	49,949	51,338	50,277	52,267
Basic earnings per share	$—	$0.11	$0.73	$0.81
Diluted earnings per share:
Weighted-average number of common shares outstanding	49,949	51,338	50,277	52,267
Stock options(a)	—	744	700	809

Diluted weighted-average number of common shares outstanding	49,949	52,082	50,977	53,076

Diluted earnings per share	$—	$0.11	$0.72	$0.80

(a)	The computation of diluted earnings per share excludes options to purchase approximately 0.5 million shares of common stock in the thirteen weeks ended November 26, 2011 and 0.8 million and 0.4 million shares of common stock in the thirty-nine weeks ended December 1, 2012 and November 26, 2011, respectively, because the impact of such options would have been anti-dilutive.

6. Common Stock

On July 21, 2011, the Company’s Board of Directors authorized a stock repurchase program (the “Plan”) to repurchase up to 5,000,000 shares of the Company’s common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the Plan (the “Amended Plan”) and authorized an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2017. The Company purchased 1,038,285 shares at an average price of $20.46 per share for an aggregate amount of $21.2 million for the thirteen weeks ended December 1, 2012. The Company purchased 2,549,404 shares at an average price of $21.03 per share for an aggregate amount of $53.6 million for the thirty-nine weeks ended December 1, 2012. The remaining shares available for repurchase under the Amended Plan are 5,923,457 shares as of January 3, 2013.

The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases by the Company will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On October 17, 2012, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s Class A common shares. The Company declared dividends of $3.0 million during the thirteen weeks ended December 1, 2012. The cash dividends of $3.0 million were paid on December 17, 2012 to shareholders of record on November 30, 2012 and was included as of December 1, 2012 in “Other liabilities and accrued expenses” on the Company’s consolidated balance sheet. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

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

The following table sets forth store and square feet information of the Company by brand for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Number of Stores:	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
Finish Line
Beginning of period	638	647	637	664
Opened	14	4	27	4
Closed	(1)	(3)	(13)	(20)

End of period	651	648	651	648
Running Specialty
Beginning of period	19	—	19	—
Acquired	5	18	5	18
Opened	1	1	1	1
Closed	—	—	—	—

End of period	25	19	25	19
Total
Beginning of period	657	647	656	664
Acquired	5	18	5	18
Opened	15	5	28	5
Closed	(1)	(3)	(13)	(20)

End of period	676	667	676	667

	December 1, 2012	November 26, 2011
Square feet information as of:
Finish Line
Square feet	3,531,426	3,491,396
Average store size	5,425	5,388
Running Specialty
Square feet	78,120	57,302
Average store size	3,125	3,016
Total

Square feet	3,609,546	3,548,698

Results of Operations

The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended (Unaudited)
Category	December 1, 2012		November 26, 2011
Footwear	$240,162	81%	$232,623	82%
Softgoods	56,461	19%	49,388	18%

Total	$296,623	100%	$282,011	100%

	Thirty-Nine Weeks Ended (Unaudited)
Category	December 1, 2012		November 26, 2011
Footwear	$860,421	86%	$788,463	86%
Softgoods	140,262	14%	124,536	14%

Total	$1,000,683	100%	$912,999	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
	(Unaudited)		(Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	69.7	67.7	67.1	66.0

Gross profit	30.3	32.3	32.9	34.0
Selling, general and administrative expenses	30.8	29.5	27.1	26.5
Store closing costs	—	0.1	—	0.1

Operating (loss) income	(0.5)	2.7	5.8	7.4
Interest income, net	—	—	—	0.1

(Loss) income before income tax	(0.5)	2.7	5.8	7.5
Income tax (benefit) expense	(0.3)	0.7	2.2	2.8

Net (loss) income	(0.2)	2.0	3.6	4.7
Net loss attributable to redeemable noncontrolling interest	0.2	—	0.1	—

Net (loss) income attributable to The Finish Line, Inc.	—%	2.0%	3.7%	4.7%

THIRTEEN AND THIRTY-NINE WEEKS ENDED DECEMBER 1, 2012 COMPARED TO THE THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2011

Net Sales

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
	(dollars in thousands)		(dollars in thousands)
	(Unaudited)		(Unaudited)
Net sales	$296,623	$282,011	$1,000,683	$912,999
Comparable store sales increase:
Finish Line	3.6%	7.7%	8.3%	8.5%
Running Specialty	19.9%	N/A	N/A	N/A

Net sales increased 5.2% for the thirteen weeks ended December 1, 2012 compared to the thirteen weeks ended November 26, 2011. The increase was attributable to a comparable store sales increase for Finish Line of 3.6% for the thirteen weeks ended December 1, 2012 resulting primarily from a 3.9% increase in store average dollar per transaction, a 0.3% increase in store traffic, and a 25.0% increase in digital sales. Comparable store footwear sales for the thirteen weeks ended December 1, 2012 increased 3.1% while comparable store softgoods sales increased 6.1%. Also, Running Specialty had a comparable store sales increase of 19.9% for the thirteen weeks ended December 1, 2012. The remainder of the increase in total net sales is a result of new store openings and stores acquired. The total net store count increased by nine as compared to the corresponding prior-year period.

Net sales increased 9.6% for the thirty-nine weeks ended December 1, 2012 compared to the thirty-nine weeks ended November 26, 2011. The increase was attributable to a comparable store sales increase for Finish Line of 8.3% for the thirty-nine weeks ended December 1, 2012 resulting primarily from a 5.8% increase in store average dollar per transaction, a 2.4% increase in store traffic, and a 27.5% increase in digital sales. Comparable store footwear sales for the thirty-nine weeks ended December 1, 2012 increased 8.8% while comparable store softgoods sales increased 4.8%. The remainder of the increase in total net sales is a result of new store openings and stores acquired. The total net store count increased by nine as compared to the corresponding prior-year period.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
	(dollars in thousands)		(dollars in thousands)
	(Unaudited)		(Unaudited)
Cost of sales (including occupancy costs)	$206,833	$191,002	$671,684	$602,393
Gross profit	$89,790	$91,009	$328,999	$310,606
Gross profit as a percentage of net sales	30.3%	32.3%	32.9%	34.0%

The 2.0% decrease in gross profit, as a percentage of net sales, for the thirteen weeks ended December 1, 2012 as compared to the thirteen weeks ended November 26, 2011 was due to a 1.1% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.9% increase in occupancy costs, as a percentage of net sales. The 1.1% decrease in product margin, as a percentage of net sales, was primarily due to getting more aggressive with markdowns to improve our inventory position ahead of the holiday season due to a category shift by consumers within athletic footwear, and digital sales, which typically have a lower overall product margin than stores, increasing as a percentage of total net sales as compared to the prior period. The 0.9% increase in occupancy costs, as a percentage of net sales, reflects more store openings than closings and rent increases as a result of longer lease term agreements entered into for some of our best performing stores.

The 1.1% decrease in gross profit, as a percentage of net sales, for the thirty-nine weeks ended December 1, 2012 as compared to the thirty-nine weeks ended November 26, 2011 was primarily due to a 0.6% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.5% increase in occupancy costs, as a percentage of net sales. The 0.6% decrease in product margin, as a percentage of net sales, was primarily due to selling a lower proportion of full price product compared to the strong performance in the thirty-nine weeks ended November 26, 2011, as well as, digital sales increasing as a percentage of total net sales as compared to the prior period. The 0.5% increase in occupancy costs, as a percentage of net sales, reflects more store openings than closings, percentage rent increases due to comparable store sales increases, as well as, longer lease term agreements entered into for some of our best performing stores.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
	(dollars in thousands)		(dollars in thousands)
	(Unaudited)		(Unaudited)
Selling, general and administrative expenses	$91,447	$83,067	$271,004	$241,818
Selling, general and administrative expenses as a percentage of net sales	30.8%	29.5%	27.1%	26.5%

The $8.4 million increase in selling, general and administrative expenses for the thirteen weeks ended December 1, 2012 as compared to the thirteen weeks ended November 26, 2011 was primarily due to the following: 1.) variable costs in fulfillment, freight, and payroll in conjunction with the 25.0% increase in comparable digital sales; 2.) a 0.6% increase in marketing expense, as a percentage of net sales, to drive traffic to our website and our stores; 3.) $1.6 million of excess variable costs associated with not reacting soon enough to lower than planned sales; and 4.) investments to support the Company’s store technology and the replacement of our core merchandising, supply chain and CRM systems.

The $29.2 million increase in selling, general and administrative expenses for the thirty-nine weeks ended December 1, 2012 as compared to the thirty-nine weeks ended November 26, 2011 was primarily due to the following: 1.) variable costs in fulfillment, freight, and payroll in conjunction with the 27.5% increase in comparable digital sales as well as the increase in store sales; 2.) a 0.3% increase in marketing expense, as a percentage of net sales, to drive traffic to our website and our stores; and 3.) investments to support the Company’s technology upgrades, web-site relaunch, and omni-channel strategy.

Store Closing Costs

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
	(dollars in thousands)		(dollars in thousands)
	(Unaudited)		(Unaudited)
Store closing costs	$1	$368	$421	$965
Store closing costs as a percentage of net sales	—%	0.1%	—%	0.1%
Number of stores closed	1	3	13	20

Store closing costs represent the non-cash write-off of any property and equipment upon a store closing.

Interest Income, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
	(dollars in thousands)		(dollars in thousands)
	(Unaudited)		(Unaudited)
Interest income, net	$38	$109	$167	$390
Interest income, net as a percentage of net sales	—%	—%	—%	0.1%

The decrease of $0.1 million and $0.2 million during the thirteen and thirty-nine weeks ended December 1, 2012 compared to thirteen and thirty-nine weeks ended November 26, 2011, respectively, was due to lower interest rates on lower invested balances.

Income Tax (Benefit) Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
	(dollars in thousands)		(dollars in thousands)
	(Unaudited)		(Unaudited)
Income tax (benefit) expense	$(811)	$2,135	$22,033	$25,329
Income tax (benefit) expense as a percentage of net sales	(0.3)%	0.7%	2.2%	2.8%
Effective income tax rate	50.0%	27.8%	38.2%	37.1%

The increase in the effective tax rate for the thirteen weeks ended December 1, 2012 compared to the thirteen weeks ended November 26, 2011 relates to the relative impact of discrete items, which included, the release of a reserve for uncertain positions of $0.3 million related to the resolution of a U.S. income tax audit during the thirteen weeks ended December 1, 2012. The increase in the effective tax rate for the thirty-nine weeks ended December 1, 2012 compared to the thirty-nine weeks ended November 26, 2011 exists due to the Company only recording a tax benefit on the Company’s percentage share of the Running Specialty loss. In addition, the release of a reserve for uncertain positions of approximately $0.9 million related to the resolution of a state income tax audit during the thirty-nine weeks ended November 26, 2011 that was only partially offset by the release of a reserve for uncertain positions of $0.3 million related to the resolution of a U.S. income tax audit for the thirty-nine weeks ended December 1, 2012.

Redeemable Noncontrolling Interest

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
	(dollars in thousands)		(dollars in thousands)
	(Unaudited)		(Unaudited)
Net loss attributable to redeemable noncontrolling interest	$702	$—	$1,436	$—
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	0.2%	—%	0.1%	—%

Net losses attributable to the redeemable noncontrolling interest for the thirteen weeks ended December 1, 2012 represents 49% of the net loss generated by Running Specialty.

Net losses attributable to the redeemable noncontrolling interest for the thirty-nine weeks ended December 1, 2012, represents 49% of the net loss generated by Running Specialty since March 29, 2012, which was the date of the investment by GCPI.

Net (loss) income attributable to The Finish Line, Inc.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 1, 2012	November 26, 2011	December 1, 2012	November 26, 2011
	(dollars in thousands) (Unaudited)		(dollars in thousands) (Unaudited)
Net (loss) income attributable to The Finish Line, Inc. shareholders	$(107)	$5,548	$37,144	$42,884
Net (loss) income attributable to The Finish Line, Inc. shareholders as a percentage of net sales	—%	2.0%	3.7%	4.7%
Net (loss) income attributable to The Finish Line, Inc. shareholders per diluted share	$0.00	$0.11	$0.72	$0.80

The $5.7 million decrease in net income attributable to The Finish Line, Inc. shareholders for the thirteen weeks ended December 1, 2012 compared to the thirteen weeks ended November 26, 2011 was primarily due to the decrease in product margin and an increase in occupancy costs, as a percentage of net sales, along with the investments to support the Company’s omni-channel strategy and excess variable costs within selling, general and administrative expenses, partially offset by net sales improvement.

The $5.7 million decrease in net income attributable to The Finish Line, Inc. for the thirty-nine weeks ended December 1, 2012 compared to the thirty-nine weeks ended November 26, 2011 was primarily due to the decrease in product margin and an increase in occupancy costs, as a percentage of net sales, along with the investments to support the Company’s omni-channel strategy within selling, general and administrative expenses, partially offset by net sales improvement.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash-on-hand and cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	December 1, 2012	November 26, 2011	March 3, 2012
	(Unaudited)	(Unaudited)
Cash and cash equivalents	$168,154	$216,570	$307,494
Merchandise inventories, net	$301,654	$280,409	$220,405
Interest-bearing debt	$—	$—	$—
Working capital	$355,103	$370,362	$414,065

Operating Activities

The Company had cash flows used in operating activities during the thirty-nine weeks ended December 1, 2012 of $22.5 million compared to $7.6 million for the thirty-nine weeks ended November 26, 2011. The increase in net cash used in operating activities was primarily the result of an increase in the cash outflow related to a decrease in net income and a net increase in working capital balances as compared to the same period in the prior year.

Consolidated inventories increased 7.6% at December 1, 2012 compared to November 26, 2011, and were 36.9% higher than at March 3, 2012. Finish Line inventories increased 6.3% at December 1, 2012 compared to November 26, 2011 and increased 35.9% from March 3, 2012. The increase over the prior year is to support the positive comparable store sales as well as an increase in store openings, net of closings. The increase from fiscal 2012 year end is due to seasonality around building inventory for the holiday season, positive comparable store sales, and an increase in store openings, net of closings.

Investing Activities

Net cash used in investing activities for the thirty-nine weeks ended December 1, 2012 was $65.3 million compared to $31.0 million for the thirty-nine weeks ended November 26, 2011. The increase in cash used in investing activities was primarily a result of an increase in capital expenditures over the thirty-nine weeks ended November 26, 2011 of $40.1 million related to 28 new stores, the remodeling of existing stores, digital investments, store technology and core merchandising, supply chain and CRM system investments.

For the fiscal year ending March 2, 2013, the Company anticipates opening approximately 30 new stores (28 were opened during the thirty-nine weeks ended December 1, 2012), remodeling 30 to 35 existing stores (29 were remodeled during the thirty-nine weeks ended December 1, 2012), and closing 15 to 20 stores (13 were closed during the thirty-nine weeks ended December 1, 2012). The Company expects capital expenditures for the current fiscal year to approximate $85 to $90 million ($62.7 million (including capital expenditures incurred but not yet paid) during the thirty-nine weeks ended December 1, 2012). The source of funds for these capital expenditures is expected to be the Company’s cash and cash equivalents on-hand.

The Company converted back to its legacy website on December 6, 2012 from its new platform that was launched on November 19, 2012 as it became apparent that the customer experience was negatively impacted evidenced by a decline in several key performance indicators. The specific plans for the future of the website will be determined in the coming months. As of December 1, 2012, the Company had $2.3 million recorded within “construction in progress” on the Company’s consolidated balance sheet related to the new platform.

Financing Activities

Net cash used in financing activities for the thirty-nine weeks ended December 1, 2012 was $51.5 million compared to $44.2 million for the thirty-nine weeks ended November 26, 2011. The $7.3 million increase in cash used in financing activities is due to a $9.9 million decrease in proceeds received from the issuance of common stock in connection with employee stock programs and funding of a related-party note receivable for $4.0 million, offset by proceeds from the sale of redeemable noncontrolling interest of $10.0 million related to Running Specialty.

On July 21, 2011, the Company’s Board of Directors authorized a stock repurchase program (the “Plan”) to repurchase up to 5,000,000 shares of the Company’s common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the Plan (the “Amended Plan”) and authorized an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2017. The Company purchased 1,038,285 shares at an average price of $20.46 per share for an aggregate amount of $21.2 million for the thirteen weeks ended December 1, 2012. The Company purchased 2,549,404 shares at an average price of $21.03 per share for an aggregate amount of $53.6 million for the thirty-nine weeks ended December 1, 2012. The remaining shares available for repurchase under the Amended Plan are 5,923,457 shares as of January 3, 2013.

The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On October 17, 2012, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s Class A common shares. The Company declared dividends of $3.0 million during the thirteen weeks ended December 1, 2012. The cash dividends of $3.0 million were paid on December 17, 2012 to shareholders of record on November 30, 2012 and was included as of December 1, 2012 in “Other liabilities and accrued expenses” on the Company’s consolidated balance sheet. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

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

On November 30, 2012, the Company entered into an unsecured $100 million Amended and Restated Revolving Credit Facility Credit Agreement (the “Amended Credit Agreement”) with certain Lenders, which expires on November 30, 2017. The Amended Credit Agreement provides that, under certain circumstances, the Company may increase the maximum amount of the credit facility in an aggregate principal amount not to exceed $200 million. The Amended Credit Agreement will be used by the Company, among other things, to issue letters of credit, support working capital needs, fund capital expenditures and other general corporate purposes.

The Amended Credit Agreement documented in the investing section above and related loan documents replace the Company’s prior $50 million Revolving Credit Facility (the “Prior Credit Agreement”). All commitments under the Prior Credit Agreement were terminated effective November 30, 2012. No advances were outstanding under the Prior Credit Agreement as of November 30, 2012.

Approximately $4.1 million in stand-by letters of credit was outstanding as of December 1, 2012 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of December 1, 2012. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $95.9 million as of December 1, 2012.

The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of December 1, 2012.

The Amended Credit Agreement pricing grid is adjusted quarterly and is based on the Company’s leverage ratio (as defined in the Amended Credit Agreement). The minimum pricing is LIBOR plus 0.90% or Base Rate (as defined in the Amended Credit Agreement) and the maximum pricing is LIBOR plus 1.75% or Base Rate (as defined in the Amended Credit Agreement) plus 0.75%. In addition, the Company is subject to an unused commitment fee based on the Company’s leverage ratio with minimum pricing of 0.10% and maximum pricing of 0.25%. In addition, the Company is subject to a letter of credit fee based on the Company’s leverage ratio with minimum pricing of 0.40% and maximum pricing of 1.25%.

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

Contractual Obligations

The Company’s contractual obligations primarily consist of operating leases and purchase orders for merchandise inventory. For the thirty-nine weeks ended December 1, 2012, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2012, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings), and those mentioned below.

The Company announced in a Form 8-K filed with the SEC on September 28, 2012 that it had entered into an agreement with Macy’s, Inc., to operate Finish Line-branded athletic footwear shops in more than 450 Macy’s department stores in the U.S. In addition, the Company will manage the athletic footwear assortment and inventory for approximately 225 other Macy’s stores in the U.S. that carry footwear. As part of the agreement with Macy’s, the Company will purchase inventory of athletic footwear on hand as of April 7, 2013. With respect to the portion of the inventory on hand by Macy’s with a receipt date on or before December 31, 2012, the Company will purchase up to $12.0 million at cost. Also, with respect to the inventory on hand with a receipt date on or after January 1, 2013, the Company will purchase 100% of the inventory at cost.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk associated with interest rates as of March 3, 2012, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2012. For the thirty-nine weeks ended December 1, 2012, there has been no significant change in related market risk factors.

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

ITEM 1A. RISK FACTORS

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2012. There has been no significant change to identified risk factors for the thirty-nine weeks ended December 1, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2011, the Company’s Board of Directors authorized a stock repurchase program (the “Plan”) to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the Plan and authorized an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2017. Information on the shares repurchased under the Plan during the thirteen weeks ended December 1, 2012 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
September (9/2/12 – 10/6/12)	—	$		—	2,288,981
October (10/7/12 – 11/3/12)	447,437		$20.82	447,437	1,841,544
November (11/4/12 – 12/1/12)	590,848		$20.19	590,848	1,250,696

	1,038,285		$20.46	1,038,285

(1)	The average price paid per share includes any brokerage commissions.
(2)	The 2011 stock repurchase plan was announced on July 21, 2011, whereby the Company is authorized to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the Plan (the “Amended Plan”) and authorized an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2017. The remaining shares available for repurchase under the Amended Plan are 5,923,457 shares as of January 3, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Amended and Restated Revolving Credit Facility Credit Agreement, dated as of November 30, 2012, by and among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holdings, LLC, as Borrowers, The Finish Line MA, Inc., as Guarantor, certain Lenders named therein, Bank of America, N.A., as Syndication Agent, and PNC Bank, National Association, as Administrative Agent, Lead Arranger, and Sole Book Runner (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed by the Company on December 6, 2012).

10.2	Amended and Restated Continuing Agreement of Guaranty and Suretyship – Subsidiaries, dated as of November 30, 2012, by The Finish Line MA, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed by the Company on December 6, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended December 1, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Operations-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: January 7, 2013	By:	/S/ EDWARD W. WILHELM
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Amended and Restated Revolving Credit Facility Credit Agreement, dated as of November 30, 2012, by and among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holdings, LLC, as Borrowers, The Finish Line MA, Inc., as Guarantor, certain Lenders named therein, Bank of America, N.A., as Syndication Agent, and PNC Bank, National Association, as Administrative Agent, Lead Arranger, and Sole Book Runner (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed by the Company on December 6, 2012).

10.2	Amended and Restated Continuing Agreement of Guaranty and Suretyship – Subsidiaries, dated as of November 30, 2012, by The Finish Line MA, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed by the Company on December 6, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended December 1, 2012, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Operations-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.