Form 10-K
period 2013-03-02
FINISH LINE INC /IN/
filed 2013-04-29
CIK 886137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 2, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, which was based on the closing price the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,156,262,000.

The number of shares of the Registrant’s Class A Common Stock outstanding on April 5, 2013 was 49,242,933.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement (to be filed within 120 days after March 2, 2013) for the Annual Meeting of Shareholders to be held on July 18, 2013 (hereinafter referred to as the “2013 Proxy Statement”) are incorporated into Part III.

PART I

Item 1—Business

General

Throughout this Annual Report on Form 10-K, the 52 weeks ended March 2, 2013, the 53 weeks ended March 3, 2012 and the 52 weeks ended February 26, 2011 are referred to as fiscal 2013, 2012 and 2011, respectively.

The Finish Line, Inc., together with its subsidiaries (collectively, the “Company”), is one of the nation’s largest mall-based specialty retailers in the United States, and operates two retail divisions under the Finish Line brand name (“Finish Line”) and Running Specialty Group (“Running Specialty”).

Finish Line. Finish Line is a premium retailer of athletic shoes, apparel and accessories. As of April 5, 2013, the Company operated 651 Finish Line stores, averaging approximately 5,400 square feet, in 47 states. In addition, the Company operates an e-commerce site, www.finishline.com, as well as mobile commerce via m.finishline.com. Finish Line stores generally carry a large selection of men’s, women’s and kids’ performance and athletic casual shoes, as well as an assortment of apparel and accessories. Brand names offered by Finish Line include Nike, Brand Jordan, Reebok, adidas, Under Armour, Asics, Brooks, New Balance, Mizuno, The North Face and many others. Footwear accounts for approximately 86% of Finish Line’s net sales. Finish Line’s goal is to continue to be a premium athletic footwear retailer, which is defined by offering the most relevant products from the best brands in an engaging and exciting shopping environment with knowledgeable staff trained to deliver outstanding customer service.

Finish Line announced an agreement in September 2012 with Macy’s to become the exclusive provider of athletic shoes, both in-store and online. Finish Line will manage the athletic footwear assortment and inventory for all Macy’s locations and online. This will include Finish Line-branded athletic footwear shops in more than 450 Macy’s department stores (“Branded shops within department stores”) in the U.S. The rollout process for the 450 Branded shops within department stores started in February 2013 with completion expected in 18-24 months. As of April 5, 2013, the Company operated 8 Branded shops within department stores. Finish Line began managing the athletic footwear assortment and inventory for all Macy’s locations on April 14, 2013. The assortment will be available online in late spring of 2013.

Running Specialty. Running Specialty is a specialty running retailer of precision-fitted running shoes, apparel and accessories. As of April 5, 2013, the Company operated 27 Running Specialty stores in eight states and the District of Columbia. In addition, Running Specialty launched its e-commerce, www.run.com, in August 2012. Running Specialty stores generally carry men’s and women’s performance running shoes, as well as an assortment of performance apparel and accessories. Brand names offered include Nike, Mizuno, Saucony, Asics, Brooks, New Balance, adidas, ON and Newton. Footwear accounts for approximately 50% of Running Specialty’s net sales. Running Specialty stores, which average 3,000 square feet, were first acquired by the Company on August 31, 2011 as an 18-store chain.

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

Finish Line seeks to achieve this objective in stores by providing convenient mall-based locations that feature a compelling store design. In certain stores, this includes “store-within-a-store” models that feature Nike Track Club and a differentiated customer experience with knowledgeable, trained, and courteous customer service professionals as well as a vast selection of fashion-forward and innovative products.

Running Specialty stores carry a deep assortment of performance running shoes, apparel and accessories. Running Specialty stores have trained experts to advise everyone from beginner to advanced runners and provide free gait analysis to ensure the proper fit. The stores are tightly connected to their communities, hosting regular neighborhood group runs and sponsoring local races, which typically begin and end near the store.

Through e-commerce and mobile commerce (“digital”), Finish Line and Running Specialty seek to provide an easy shopping experience, robust product selection and outstanding service.

Product Diversity; Target Customer Appeal. The Company stocks its stores with a combination of the leading and newest brand name merchandise, including in-line offerings and unique products manufactured exclusively for the Company. The focus is on the Company’s stores maintaining its status as a leader in the running category; however, several product categories are represented. Product diversity, in combination with the Company’s store formats and commitment to customer service, is intended to attract a core customer (typically male, age 18-29 for the Finish Line brand and technical and performance runners for the Running Specialty stores) as well as other key demographics. The Company is focused on premium product, meaning the best brands, trend-right styles and most relevant selection, and not necessarily dictated by price.

Merchandise

The following table sets forth net sales along with the percentage of net sales for the Company attributable to the categories of footwear and softgoods during the years indicated. These amounts and percentages fluctuate substantially during the different consumer buying seasons. To take advantage of this seasonality, the Company’s stores have been designed to allow for a shift in emphasis in the merchandise mix between footwear and softgoods items.

Category	2013		2012		2011
	(in thousands)
Footwear	$1,237,685	86%	$1,177,114	86%	$1,056,586	86%
Softgoods	205,680	14%	192,145	14%	172,416	14%

Total	$1,443,365	100%	$1,369,259	100%	$1,229,002	100%

All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at the Company’s corporate headquarters. The store sales manager and district sales manager, along with management at the Company’s headquarters, review the merchandise mix to adapt to trends in the marketplace.

Technology

The Company continues to redesign and update its e-commerce sites to enhance the quality and functionality of the sites. The Company has committed capital and other resources specifically for its growing e-commerce channel, which includes design and content upgrades, mobile and tablet applications, expanded presence on social media, and platform enhancements. Finishline.com, run.com and related mobile sites are collectively the Company’s most visited store with approximately 320,000 visitors per day.

To support the omni-channel commitment as a customer-centric organization, the Company also continuously evaluates and implements improvements to technological platforms. This includes merchandising, planning, allocation, warehouse management, order management and customer relationship management. With these updates, the Company engages the customer, remains flexible and scalable to support growth, provides integrated service and has information for real-time decision making.

Within our Finish Line stores we have fully upgraded our POS software and hardware during fiscal 2013 including the addition of hand-held scanners allowing our customer service specialists to check customers out anywhere in the store via credit or debit card.

The Company is focused on creating an omni-channel customer experience which will deliver a consistent, seamless brand experience for customers at all touch points – brick and mortar stores, web, mobile, social media, phone, email and direct mail.

Marketing

The Company attempts to reach its target audience by using a multifaceted approach to marketing on national, regional and local levels. The Company utilizes its store windows, direct mail, e-mail, viral media, outdoor, search engine optimization, key word searches and online ads in its marketing efforts. Running Specialty also markets through participating in expositions throughout the year at different running events, as well as through local race events.

The Company takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense was 2.1% of net sales after deducting co-op reimbursements in fiscal 2013 compared to 2.0% in fiscal 2012. These percentages fluctuate substantially during the different consumer buying seasons. The Company believes that it benefits from the multi-million dollar advertising campaigns of its key suppliers, such as Nike, adidas, Reebok and Under Armour.

The Company has a customer loyalty program called “Winners Circle.” Customers earn a $20 reward certificate for every $200 they spend with Finish Line within a 12 month period, in addition to receiving special member offers on footwear and apparel. The Company maintains a Winners Circle database with information that it uses to communicate with members regarding key initiatives, product offerings and promotions. The Company continues to put an emphasis on growing the membership base of the Winners Circle program, which increased 23% in fiscal 2013, and improving the marketing effectiveness of the Winners Circle program to drive sales.

Purchasing and Distribution

In addition to merchandise procurement for both footwear and softgoods, the buying department for the Company is also responsible for determining initial pricing and working with the planning and allocation department to establish appropriate stock levels and product mix. The buying department is also responsible for communicating with store operations to monitor shifts in customer tastes and market trends.

The planning and allocation department is responsible for merchandise allocation, inventory movements and the automated replenishment system. The department acts as the central processing intermediary between the buying department and stores and also tracks the effectiveness of each marketing effort to allow the buying and marketing departments to determine the relative success of each promotional program. In addition, this department also manages the implementation of price changes, creation of vendor purchase orders and determination of inventory levels for each store.

The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 120 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 69% and 64% of total purchases in fiscal 2013 and 2012, respectively. The Company purchased approximately 88% and 84% of total merchandise in fiscal 2013 and 2012, respectively, from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.

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

Store Operations

The Company’s corporate and regional senior management visit the stores regularly to review the implementation of Company plans and policies, monitor operations, and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at the corporate headquarters. Each store has a sales manager or co-sales managers that are responsible for supervision and overall operations, one or more assistant sales managers and additional full and part-time sales associates.

Finish Line brand regional, district and store sales managers receive a fixed salary (except store managers in California) and are eligible for bonuses, based primarily on sales, payroll and shrinkage performance goals of the stores for which they are responsible. All store sales managers in California, assistant store sales managers and sales associates are paid on an hourly basis. The Company utilizes a national commission program for its Finish Line stores to motivate employees to provide outstanding customer service and drive sales.

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

Seasonal Business

The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the back-to-school (mid July through early September) and holiday (Thanksgiving through Christmas) periods. During fiscal 2013 and 2012, these periods accounted for approximately 32% and 31%, respectively, of the Company’s annual sales.

Employees

As of March 2, 2013, the Company employed approximately 11,900 persons, 3,600 of whom were full-time and 8,300 of whom were part-time. Of this total, approximately 1,000 were employed at the Company’s Indianapolis, Indiana corporate headquarters and distribution center and approximately 60 were employed as Regional Vice Presidents and District Sales Managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees is represented by a union, and employee relations are generally considered good.

Retirement Plan

The Company’s Profit Sharing Plan includes a 401(k) feature. Effective January 1, 2012, the Company amended its Profit Sharing Plan whereby the Company matches 100 percent of employee contributions to the plan on the first three percent of employee’s wages and matches an additional 50 percent of employee contributions to the plan up to an additional two percent of their wages. Prior to this amendment, the Company matched 50 percent of employee contributions to the plan up to six percent of employee wages. The Company contributed matching funds of approximately $1.7 million in fiscal 2013 and $1.4 million in fiscal 2012.

Intellectual Property

The Company has registered in the United States and other countries, trademarks, service marks and domain names relating to its business. The Company believes its registrations are valid. It intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks, service marks and domain names.

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

Item 1A. Risk Factors

Forward-Looking Statements

Forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K, involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “future”, “forecast”, “foresee”, “predict”, “potential”, “plan”, “project”, “goal”, “will”, “will be”, “continue”, “lead to”, “expand”, “grow”, “confidence”, “could”, “should”, “may”, “might” or any variations of such words or other words with similar meanings . Forward-looking statements address or describe, among other things, expectations, growth strategies, including plans to open and close stores, projections of future profitability, results of operations, capital expenditures, financial condition or other “forward-looking” information and include statements about net sales, product margin, occupancy costs, selling, general and administrative expenses, operating margins, liquidity, operations and inventory. All of these forward-looking statements are subject to risks, management assumptions and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements.

Current and recent past economic and financial conditions have caused and may continue to cause a decline in consumer spending and may adversely affect the Company’s business, operations, liquidity, financial results and stock price.

The Company’s operating results are affected by the relative condition of the U.S. economy. Business and financial performance may be adversely affected by current, recent past, and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession. Additionally, the Company may experience difficulties in operating and growing its operations to react to economic pressures in the U.S.

As a business that depends on consumer discretionary spending, the Company’s customers may reduce their purchases due to job losses or fear of job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices, increased taxes and lower consumer confidence. Decreases in comparable store net sales, customer traffic or average dollar per transaction negatively affect the Company’s financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on the Company’s business and results. Promotional activities and decreased demand for consumer products could affect profitability and margins. Customer traffic is difficult to forecast and mitigate. As a consequence, sales, operating and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast expected results for future periods. Any of the foregoing factors could have a material adverse effect on the Company’s business, results of operations and financial condition and could adversely affect the Company’s stock price.

        Additionally, many of the effects and consequences of U.S. and global financial and economic conditions could potentially have a material adverse effect on the Company’s liquidity and capital resources, including the ability to raise additional capital if needed or the ability of banks to honor draws on the Company’s credit facility, or could otherwise negatively affect the Company’s business and financial results. Although the Company normally generates funds from operations to pay operating expenses and fund capital expenditures and has a revolving credit agreement in place until November 30, 2017 and do not have any borrowings under it (other than amounts used for stand-by letters of credit), the ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including capital and credit markets, and continuing market volatility, the impact of government intervention in financial markets and general economic conditions may adversely affect the ability of the Company to access capital and credit markets.

Global economic conditions may also adversely affect suppliers’ access to capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect the Company’s supply chain. Furthermore, suppliers might reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. Market instability could make it more difficult for the Company and its suppliers to accurately forecast future product demand trends, which could cause the Company to carry too much or too little merchandise in various product categories. The current and recent past financial and economic conditions may also adversely affect landlords and real estate developers of retail space, which may limit the availability of attractive leased store locations. The current and recent past conditions may also adversely affect the Company’s product liquidation efforts.

The Company’s business faces a great deal of competitive pressure.

The athletic footwear and softgood business is highly competitive. The Company competes for customers, customer service professionals, locations, merchandise, services and other important aspects of its business with many other local, regional, national and branded vendor operated retailers. Those competitors, some of whom have a greater market presence than the Company, include traditional store-based retailers, Internet businesses and other forms of retail commerce. A factor in the Company’s success is its ability to differentiate itself from its competitors. Unanticipated changes in the pricing and other practices of those competitors may adversely affect the Company’s performance. The Company cannot guarantee competing successfully against current and/or future competition.

The Company may experience fluctuations in results of operations due to seasonality of the business.

The Company’s business is subject to seasonal influences, with a major portion of sales and income historically realized during the second and fourth quarters of the fiscal year, which include the back-to-school and holiday seasons, respectively. This seasonality causes operating results to vary considerably from quarter to quarter and could materially and adversely affect the Company’s results and stock price. In addition, comparable store sales are subject to significant fluctuation, on a monthly, quarterly and annual basis, and we anticipate this fluctuation to continue in the future.

The Company’s business is dependent on consumer preferences and fashion trends and successful management of inventory.

The athletic footwear and softgood industry is subject to changing fashion trends and customer preferences. The Company cannot guarantee that its merchandise selection will accurately reflect customer preferences when it is offered for sale or that the Company will be able to identify and respond quickly to fashion trends and changes, particularly given the long lead times for ordering much of the Company’s merchandise from vendors. For example, athletic footwear is ordered six to nine months prior to delivery to stores. Sufficient inventory levels must be maintained for the Company to operate its business successfully. However, the Company must guard against accumulating excess or irrelevant inventory. If the Company fails to accurately anticipate either the market for merchandise or customers’ purchasing habits, the Company may be forced to rely on markdowns or promotional sales to dispose of excess, irrelevant slow moving inventory, which may adversely affect performance and results.

The Company’s business may be adversely affected by changes in merchandise sourcing.

All of the Company’s vendors must comply with applicable laws and required standards of conduct. The ability to find qualified vendors and access products in a timely and efficient manner can be a challenge, especially with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, and the ability to access suitable merchandise on acceptable terms, are beyond the Company’s control and could adversely impact performance and results.

Changes in relationships with any of the Company’s key vendors may have an adverse impact on future results.

The Company’s business is dependent to a significant degree upon the ability to purchase premium brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising and markdown allowances from vendors. The Company purchased approximately 88% of its merchandise in fiscal 2013 from its top five vendors and expects to continue to obtain a significant percentage of its product from these vendors in future periods. Approximately 69% of merchandise was purchased from one vendor (Nike). The inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by suppliers or any disruption in the supply chain could have a material adverse effect on the business, financial condition and results of operations of the Company. Because of the strong dependence on Nike, any adverse development in Nike’s financial condition and results of operations or the inability of Nike to develop and manufacture products that appeal to the Company’s target customers could also have an adverse effect on the business, financial condition and results of operations of the Company.

The Company’s operations are dependent primarily on a single distribution center, and the loss of, or disruption in, the distribution center and other factors affecting the distribution of merchandise could have a material adverse effect on the Company’s business and operations.

The distribution functions for the Company are primarily handled from a single facility in Indianapolis, Indiana. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair the ability to distribute merchandise to stores and/or fulfill digital orders, which could cause sales to decline.

The Company depends upon third-party carriers for shipment of a significant amount of merchandise. An interruption in service by these third-party carriers for any reason could cause temporary disruptions in business, a loss of sales and profits, and other material adverse effects.

Freight costs are impacted by changes in fuel prices through surcharges among other factors. Fuel prices and surcharges affect freight costs both on inbound freight from suppliers to the distribution center as well as outbound freight from the distribution center to stores and shipments of product to customers. Increases in fuel prices and surcharges and other factors may increase freight costs.

We may need to record significant non-cash impairment charges if our long-lived assets become impaired.

        The Company reviews its property and equipment when events indicate that the carrying value of such assets may be impaired. Goodwill and other indefinite lived intangible assets are reviewed for impairment at a minimum, annually. Fair value is determined based on a combination of a discounted cash flow approach and market-based approach. If an impairment trigger is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate. Impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value. Estimates of future operating cash flows are identified from strategic long-range plans, which are based upon experience, knowledge, and expectations; however, these estimates can be affected by such factors as future operating results, future store profitability and future economic conditions, all of which can be difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets and could result in future impairment charges, which would adversely affect our results of operations.

The Company’s business may be adversely affected by the failure to identify suitable store locations and acceptable lease terms.

To take advantage of customer traffic and shopping preferences, the Company needs to obtain and retain stores in desirable locations, such as in regional and neighborhood malls anchored by major department stores. The Company cannot be certain that desirable mall locations will continue to be available. Several large landlords dominate the ownership of prime malls in the United States and because of the dependence upon these landlords for a substantial number of the Company’s store locations, any significant erosion of the relationships with these landlords or their financial condition would negatively affect the ability to obtain and retain locations. Additionally, further landlord consolidation may negatively affect the ability to obtain and retain store locations at acceptable lease terms. The Company’s average lease term remaining for all stores is relatively short. Due to the short-term nature, the Company is subject to potential market changes, which could increase occupancy costs and adversely affect profitability.

The Company’s inability to implement its strategic plan and growth initiatives may have an adverse impact on future results.

The Company’s ability to succeed in its strategic plan and growth initiatives could require significant capital investment and management attention, which may result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing and the ability to attract and retain qualified management and other personnel. There can be no assurance that the Company will be able to develop and successfully implement its strategic plan and growth initiatives to a point where they will become profitable or generate positive cash flow. If the Company cannot successfully execute its strategic plan and growth initiatives, the Company’s financial condition and results of operations may be adversely impacted.

Changes in labor conditions, as well as the Company’s inability to attract and retain the talent required for the business, may negatively affect operating results.

Future performance will depend upon the Company’s ability to attract, retain and motivate qualified employees, including store personnel, field management and senior management. Many sales associates are in entry level or part-time positions with historically high rates of turnover. The ability to meet the Company’s labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, health care and minimum wage legislation and changing demographics. If the Company is unable to attract and retain quality sales associates and management, the ability to meet growth goals or to sustain expected levels of profitability may be compromised. In addition, a large number of the Company’s retail employees are paid the prevailing minimum wage, which if increased would negatively affect profitability and could, if the increase were material, require the Company to adjust its business strategy, which may include the closure of less profitable stores. Although none of the Company’s employees are currently covered under collective bargaining agreements, the Company cannot guarantee that employees will not elect to be represented by labor unions in the future. If some, or all, of the Company’s workforce were to become unionized and collective bargaining agreement terms were significantly different from the Company’s current compensation arrangements or work practices, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company cannot provide any guaranty of future dividend payments or that it will continue to repurchase stock pursuant to the stock repurchase program.

The Company’s Board of Directors determines if it is in the best interest of the Company to pay a dividend to its shareholders and declares all dividend payments. There is no assurance that the Board of Directors will continue to declare dividends in the future or that the Company’s results of operations and financial condition will allow for a dividend to be declared. The Board of Directors amended the Company’s current repurchase program to increase the authorization to 10 million shares and extend the authorization to repurchase shares through December 31, 2017. However, the Company is not obligated to make any purchases under the repurchase program and the program may be discontinued at any time.

A security breach of the Company’s information technology systems could damage the Company’s reputation and have an adverse effect on operations and results.

The Company accepts electronic payment cards from customers. The Company also receives and maintains certain personal information about customers and employees. A number of retailers have experienced security breaches in which credit and debit card information may have been stolen or compromised. While the Company has taken significant steps to prevent the occurrence of security breaches in this respect, including complying with the highest level of Payment Card Industry Security Standards, the Company may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the theft or compromise of credit or debit card information, and may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Any such proceeding could be a distraction to the Company and cause significant unplanned losses and expenses. If the Company’s security and information systems are compromised, if computer and mobile telephone equipment is lost or stolen, or employees fail to comply with the applicable laws and regulations and this information is obtained by unauthorized persons or used inappropriately or illegally, it could adversely affect the Company’s reputation, as well as results of operations, and could result in litigation, the imposition of penalties, or significant expenditures to remediate any damage to persons whose personal information has been compromised. The Company is continuously working to install new, and upgrade its existing, information technology systems to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. However, there is no guarantee that the Company will not be affected by cyber risks or security breaches.

A major failure of technology and information systems could adversely affect the Company’s business.

The efficient operation of the Company’s business is dependent on technology and information systems. In particular, the Company relies on information systems to effectively manage sales, distribution, merchandise planning and allocation functions. The Company possesses offsite recovery capabilities for its information systems. However, the failure of technology and information systems to perform as designed could disrupt the Company’s business and adversely affect sales and profitability. There is the risk that the Company could experience problems with its information systems due to system implementation issues, system outages or failures, viruses, hackers, or other causes.

Various risks associated with digital sales may adversely affect the Company’s business.

The Company sells merchandise over the Internet through its websites, www.finishline.com and www.run.com, as well as mobile at m.finishline.com (“digital”). The digital operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. The digital operations also involve other risks that could have an impact on the Company’s results of operations, including hiring, retention and training of personnel to conduct the digital operations, diversion of sales from the stores, rapid technological changes, liability for online content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. There can be no assurance that the digital operations will continue to achieve sales and profitability growth or remain at their current or anticipated levels.

The Company’s business may be adversely affected by regulatory and litigation developments.

Various aspects of the Company’s operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Sales and results of operations may be adversely affected by new legal requirements, including comprehensive federal health care legislation enacted in 2010, and attendant regulations. For example, new legislation or regulations may result in increased costs directly for compliance or indirectly to the extent that such requirements increase prices of goods and services because of increased compliance costs. Additionally, the Company is regularly involved in various litigation matters that arise in the ordinary course of doing business. Litigation or regulatory developments could adversely affect the business operations and financial performance of the Company.

Anti-takeover provisions under the Indiana Business Corporation Law and the Company’s Restated Articles of Incorporation and Bylaws may render more difficult the accomplishment of mergers or the assumption of control by a principal shareholder, making more difficult the removal of management.

Certain provisions of the Indiana Business Corporation Law (the “IBCL”), specifically the constituent interests provision in Section 23-1-35-1 of the IBCL, the control share acquisitions provisions in Sections 23-1-42-1 to 23-1-42-11, and the business combination provisions in Sections 23-1-43-1 to 23-1-43-24, and certain provisions of the Company’s Restated Articles of Incorporation and Bylaws, specifically the provisions regarding preferred stock, the provisions requiring a supermajority vote for certain business combinations and for certain amendments to the Restated Articles of Incorporation, the provisions requiring approval of certain transactions by the continuing directors, the provisions for a staggered board and the provisions limiting removal of directors to removal for cause, may have the effect of discouraging an unsolicited attempt by another person or entity to acquire control of the Company. These provisions may make mergers, tender offers, the removal of management, and certain other transactions more difficult or more costly and could discourage or limit shareholder participation in such types of transactions, whether or not such transactions are favored by the majority of the Company’s shareholders. Such provisions also could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with the Company. Any of these factors could reduce the price of the Company’s common stock.

Other factors may negatively affect the Company’s business and results.

The foregoing list of risk factors is not exhaustive or exclusive. Other factors and unanticipated events could adversely affect the Company and its business and results. The Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

Item 1B—Unresolved Staff Comments

Not Applicable.

Item 2—Properties

The Company’s corporate headquarters and distribution center are located on 54 acres in Indianapolis, Indiana. The facility consists of 142,000 square feet of office space and 647,000 square feet of warehouse space. The facility, which is owned by the Company, was designed and constructed to the Company’s specifications and includes automated conveyor and storage rack systems, a high speed shipping sorter and a tilt-tray sortation system. The Company also leases 5,500 square feet of corporate office space for the Company’s Digital team in Boulder, Colorado.

Store Locations

At April 5, 2013, the Company operated 686 stores in 47 states and the District of Columbia. The Finish Line stores and Branded shops within department stores are primarily located in enclosed shopping malls and the Running Specialty stores are primarily located on street front locations. The following table sets forth information concerning the Company’s stores.

State	Finish Line	Running Specialty	Branded shops within department stores	State	Finish Line	Running Specialty	Branded shops within department stores
Alabama	12			Nebraska	6
Arizona	13			Nevada	5		1
Arkansas	6			New Hampshire	5
California	41			New Jersey	11	5	1
Colorado	14			New Mexico	4
Connecticut	8	1		New York	27	4	1
Delaware	1			North Carolina	15
Florida	46	1		North Dakota	2
Georgia	18			Ohio	40
Idaho	2			Oklahoma	6
Illinois	34			Oregon	1
Indiana	24		1	Pennsylvania	39
Iowa	8			Rhode Island	1
Kansas	9			South Carolina	12
Kentucky	8			South Dakota	1
Louisiana	9			Tennessee	18
Maine	1			Texas	62	9	2
Maryland	18	1		Utah	2
Massachusetts	14	4	1	Virginia	25	1
Michigan	25		1	Washington	9
Minnesota	7			West Virginia	7
Mississippi	7			Wisconsin	12
Missouri	14			Wyoming	1
Montana	1			District of Columbia		1

				Totals	651	27	8

Finish Line and Running Specialty lease all of their stores. Initial lease terms for the Company’s leased stores are generally 10 years in duration without renewal options, although some of the stores are subject to leases for five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus contingent rent, which is determined as a percentage of gross sales in excess of specified levels. Branded shops within department stores are under a license agreement based on a percentage of sales.

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

Item 4—Mine Safety Disclosures

Not applicable.

Item 4.5—Directors and Executive Officers of the Registrant

Name	Age	Position	Officer or Director Since
Glenn S. Lyon(6)	62	Chairman and Chief Executive Officer	2001
Steven J. Schneider	57	President and Chief Operating Officer	1989
Samuel M. Sato(6)	49	President, Finish Line Brand	2007
Edward W. Wilhelm	54	Executive Vice President, Chief Financial Officer	2009
Mark S. Landau(1)(6)	55	Executive Vice President, Chief Business Development Officer	2010
George S. Sanders	55	Executive Vice President, Real Estate and Store Development	1994
Michael L. Marchetti(2)	62	Executive Vice President, General Manager of Finish Line Macy	1995
Scott E. Hoffman	40	Executive Vice President, Chief Merchandising Officer	2012
Stephen Goldsmith(5)(6)(7)	66	Director	1999
Bill Kirkendall(3)(4)(6)(8)	59	Director	2001
William P. Carmichael(3)(9)	69	Director	2003
Catherine A. Langham(5)(10)	54	Director	2006
Dolores A. Kunda(4)(5)(11)	57	Director	2008
Norman H. Gurwitz(3)(4)(12)	65	Director	2009
Richard P. Crystal(4)(5)(6)(13)	68	Director	2009
Torrence Boone(6)(14)	43	Director	2011

(1)	Mr. Landau has served as Executive Vice President, Chief Business Development Officer of the Company since January 2012. Previously he had served as a member of the Board of Directors since 2010. Prior to joining the Company, Mr. Landau was Managing Director and Head of CRE Banking Americas for Deutsche Bank Securities, Inc.
(2)	Mr. Marchetti has served as Executive Vice President, General Manager of Finish Line Macy of the Company since October 2012. Previously he had served as Executive Vice President, Store Operations.
(3)	Member of the Audit Committee of the Board of Directors of the Company.
(4)	Member of the Compensation Committee of the Board of Directors of the Company.
(5)	Member of the Governance and Nominating Committee of the Board of Directors of the Company.
(6)	Member of the Strategy Committee of the Board of Directors of the Company.
(7)	Mr. Goldsmith is currently the Daniel Paul Professor of Government and Director of the Innovations in American Government Program at Harvard’s Kennedy School of Government. He also serves as a Senior Strategic Advisor and Independent Consultant to the international law firm of McKenna Long and Aldridge LLP.
(8)	Mr. Kirkendall is a Managing Partner/President, Glen Oaks Country Club, West Des Moines, Iowa. Glen Oaks CC is the property of the private investment group, GOCC Investments, LLC. Mr. Kirkendall is also the Lead Advisor for the Board of Advisors for Golf Resources Inc, a worldwide golf design, management and consulting firm.
(9)	Mr. Carmichael currently serves as a trustee of the Columbia Funds Series Trust, Columbia Funds Series Trust II, Columbia Funds Master Investment Trust, Columbia Funds Variable Insurance Trust I and Columbia ETF Trust.
(10)	Ms. Langham is the co-founder, President and Chief Executive Officer of Langham Logistics, Inc, a global freight management company specializing in expedited transportation, warehousing and distribution.
(11)	Ms. Kunda is the founder, President and Chief Executive Officer of Lapiz, one of the largest Hispanic advertising agencies across the Americas, and the President of Leo Burnett Puerto Rico.
(12)	Mr. Gurwitz is a former advisor to and Vice President, Corporate Counsel and Director of Human Resources of Emmis Communications, an owner and operator of radio stations and magazines throughout the United States and Europe.
(13)	Mr. Crystal is the former Chairman and Chief Executive Officer of women’s clothing retailer New York & Company.
(14)	Mr. Boone is Managing Director of Agency Business Development for Google.

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

	Fiscal 2013		Fiscal 2012
Quarter Ended	High	Low	High	Low
May	$26.16	$19.18	$23.27	$16.97
August	23.55	17.87	23.64	16.42
November	24.90	19.71	22.31	17.80
February	20.89	16.87	24.48	18.71

As of April 5, 2013, there were approximately 2,962 record holders of Class A Common Stock. The number of Class A Common Stock record holders excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

On January 16, 2013, the Company’s Board of Directors increased its quarterly cash dividend by 17% to $0.07 per share of Class A Common Stock. The Company declared dividends of $12.5 million and $11.0 million during fiscal 2013 and 2012, respectively. As of March 2, 2013 and March 3, 2012, dividends declared but not paid of $3.4 million and $3.1 million, respectively, were accrued in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets. The Company expects to continue to pay dividends on a quarterly basis and review for increases annually; however, further declarations of dividends remain at the discretion of the Company’s Board of Directors.

On July 21, 2011, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the Plan (the “Amended Plan”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s Class A common stock, which authorization shall expire on December 31, 2017. The Company purchased 3,879,759 shares at an average price of $19.90 per share for an aggregate amount of $77.2 million in fiscal 2013. As of March 2, 2013, there were 4,920,341 shares remaining available to repurchase under the Amended Plan.

As of March 2, 2013, the Company holds as treasury shares 11,394,288 shares of its Class A Common Stock at an average price of $17.35 per share for an aggregate amount of $197.7 million. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

Month	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
December 2, 2012 – January 5, 2013	327,239	$18.68	327,239	5,923,457
January 6, 2013 – February 2, 2013	1,003,116	$17.42	1,003,116	4,920,341
February 3, 2013 – March 2, 2013	—	$—	—	4,920,341

	1,330,355	$17.73	1,330,355

(1)	The average price paid per share includes any brokerage commissions.

Item 6—Selected Financial Data

	Year Ended
	March 2, 2013	March 3, 2012	February 26, 2011	February 27, 2010	February 28, 2009
	(in thousands, except per share and store operating data)
Statement of Operations Data(1):
Net sales	$1,443,365	$1,369,259	$1,229,002	$1,172,415	$1,194,657
Cost of sales (including occupancy costs)	958,921	889,130	815,073	793,556	828,139

Gross profit	484,444	480,129	413,929	378,859	366,518
Selling, general and administrative expenses	365,883	343,629	302,718	297,323	312,011
Store closing costs	671	1,191	350	2,707	492
Terminated merger-related income, net	—	—	—	—	(1,969)
Impairment charges	5,593	974	1,228	6,771	6,118

Operating income	112,297	134,335	109,633	72,058	49,866
Interest income, net	198	447	508	322	814

Income from continuing operations before income taxes	112,495	134,782	110,141	72,380	50,680
Income tax expense(2)	43,314	49,978	41,277	21,547	20,278

Income from continuing operations	69,181	84,804	68,864	50,833	30,402
Loss from discontinued operations, net of income tax benefit	—	—	(30)	(15,161)	(26,644)
Net loss attributable to redeemable noncontrolling interest	2,292	—	—	—	—

Net income attributable to The Finish Line, Inc.	$71,473	$84,804	$68,834	$35,672	$3,758

Earnings Per Share Data(1):
Basic earnings from continuing operations	$1.42	$1.62	$1.28	$0.92	$0.56

Diluted earnings from continuing operations	$1.40	$1.59	$1.26	$0.92	$0.55

Dividends declared per share	$0.25	$0.21	$0.17	$0.13	$0.09

Share Data:
Basic weighted-average shares	49,824	52,020	52,979	54,221	53,846
Diluted weighted-average shares(3)	50,491	52,818	53,775	54,597	54,108
Selected Store Operating Data:
Number of stores
Acquired during year	6	18	—	—	—
Opened during year	34	5	11	5	9
Closed during year	(21)	(31)	(13)	(28)	(17)
Open at end of year	675	656	664	666	689
Total square feet(4)	3,594,806	3,498,090	3,564,277	3,590,780	3,746,413
Average square feet per store(4)	5,326	5,332	5,368	5,392	5,437
Net sales per square foot for comparable stores(5)(6)	$353	$339	$317	$298	$297
Increase (decrease) in comparable store net sales(6)(7)	5.8%	9.2%	6.3%	(0.5)%	0.3%
Balance Sheet Data:
Working capital	$357,657	$414,065	$383,264	$328,664	$279,237
Total assets	$706,422	$711,496	$664,845	$610,268	$598,733
Total debt	$—	$—	$—	$—	$—
Shareholders’ equity	$524,863	$529,537	$490,245	$442,150	$424,394

(1)	Fiscal 2012 includes 53 weeks versus 52 weeks in all other years presented.
(2)	Fiscal 2010 amount includes a $6.5 million one-time tax benefit regarding the tax treatment of the terminated merger and litigation expenses.
(3)	Consists of weighted-average common and common equivalent shares outstanding for the year.
(4)	Computed as of the end of each fiscal year.
(5)

Calculation includes all stores that are open at the year-end and that have been open more than one year. Accordingly, stores opened and closed during the year are not included. Calculation excludes digital sales. Calculated excluding sales for the 53 rd week in fiscal 2012.

(6)	Running Specialty stores are not included in this calculation.
(7)	Calculation includes all stores that are open at the year-end and that have been open more than one year. Accordingly, stores opened and closed during the year are not included. Calculation includes digital sales.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

During fiscal 2013, there were a few highlights which included an innovative partnership with Gart Capital Partners in relation to Running Specialty and our announcement of Finish Line to become the exclusive provider of athletic shoes for Macy’s, both in-store and online. The Company remained committed to its strategic plan to put capital investments into our people, technology and stores. Also, the Company continued to provide returns to our shareholders through dividends and stock repurchases totaling over $89 million. An overview of the detailed results is discussed below. Note that fiscal 2013 included fifty-two weeks and fiscal 2012 included fifty-three weeks.

•	Net sales increased 5.4% to $1,443.4 million in fiscal 2013 compared to $1,369.3 million in fiscal 2012.

•	Comparable store net sales for fiscal 2013 increased 5.8%.

•	Digital comparable sales (which are included in comparable store net sales) increased 25.1%.

•	Net sales per square foot for comparable stores increased by $14 to $353.

•	Gross profit was $484.4 million (33.6% of net sales) in fiscal 2013 compared to $480.1 million (35.1% of net sales) in fiscal 2012.

•	0.8% decrease in product margin, net of shrink, as a percentage of net sales.

•	Occupancy costs increased by 0.7% as a percentage of net sales.

•	SG&A expenses were $365.9 million (25.3% of net sales) in fiscal 2013 compared to $343.6 million (25.1% of net sales) in fiscal 2012.

•	0.2% deleverage as a percentage of net sales.

•

Investments in information technology and digital capabilities in addition to variable SG&A in association with digital sales which grew as a percentage of total sales to 12.6% from 10.9% in the prior year.

•	Operating income was $112.3 million (7.8% of net sales) in fiscal 2013 compared to $134.3 million (9.8% of net sales) in fiscal 2012.

•	$22.0 million decline or 16.4%.

•	2.0% deleverage as a percentage of net sales.

•	$5.6 million impairment charges of underperforming stores and updated website.

•	Net income attributable to The Finish Line, Inc. was $71.5 million (5.0% of net sales) in fiscal 2013 compared to $84.8 million (6.2% of net sales) in fiscal 2012.

•	$13.3 million decline or 15.7%.

•	Diluted earnings per share attributable to The Finish Line, Inc. shareholders of $1.40 in fiscal 2013 compared to $1.59 in fiscal 2012.

•	Cash and cash equivalents were $227.0 million on March 2, 2013 with no interest bearing debt.

•	Generated cash from operations of $81.5 million in fiscal 2013.

•	Cash outlay for capital expenditures was $81.6 million, with an additional $9.7 million within accounts payable on March 2, 2013.

•	Paid $12.1 million of dividends to shareholders in fiscal 2013.

•	Repurchased 3.9 million shares of Common Stock totaling $77.2 million during fiscal 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Opened 29 new and closed 21 Finish Line stores during fiscal 2013, ending the year with 645 Finish Line stores.

•	Acquired 6 Running Specialty stores and opened 2 new stores during fiscal 2013, ending the year with 27 Running Specialty stores

•	Opened 3 Branded shops within department stores during fiscal 2013.

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

Costs of Sales. Costs of sales include the cost associated with acquiring merchandise from vendors, occupancy costs, license fees, provision for inventory shortages, and credits and allowances from our merchandise vendors. Cash consideration received from merchandise vendors after the related merchandise has been sold is recorded as an offset to cost of sales in the period negotiations are finalized. For cash consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of our cost of sales at the time of sale.

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

Impairment of Long-Lived Assets. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated non-discounted future cash flows expected to result from the use of the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.

The impairment charge for property and equipment for fiscal 2013 of $5.6 million was primarily a result of $3.7 million associated with the Company’s updated website that launched during the third quarter of fiscal 2013. Subsequently, it became apparent that there was a degradation of the customer experience, evidenced by a decline in several key performance indicators. Therefore, the Company made the strategic decision to transition back to the Company’s legacy website given the importance of the selling season. In February 2013, the Company made the decision to permanently abandon the updated website. The impairment charges also included $1.9 million for long-lived assets of 6 underperforming stores.

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

Income Taxes. The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. The deferred tax assets may be reduced by a valuation allowance, which is established when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In addition, management is required to evaluate all available evidence including estimating future taxable income by taxing jurisdictions, the future reversal of temporary differences, tax planning strategies, and recent results of operations when making its judgment to determine whether or not to record a valuation allowance for a portion, or all, of its deferred tax asset. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statements of Income in the period that includes the enactment date.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recent Accounting Pronouncements. In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This update amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in Accounting Standard Codification (“ASC”) 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.” This ASU will be effective for the Company on March 3, 2013. The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

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

The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in fiscal 2013 and 2011 and 53 weeks in fiscal 2012.

The following table sets forth store and square feet information of the Company for each of the following periods:

	Year Ended
Number of Stores:	March 2, 2013	March 3, 2012
Finish Line
Beginning of year	637	664
Opened	29	4
Closed	(21)	(31)

End of year	645	637

Branded shops within department stores
Beginning of year	—	—
Opened	3	—
Closed	—	—

End of year	3	—

Running Specialty
Beginning of year	19	—
Acquired	6	18
Opened	2	1
Closed	—	—

End of year	27	19

Total
Beginning of year	656	664
Acquired	6	18
Opened	34	5
Closed	(21)	(31)

End of year	675	656

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	March 2, 2013	March 3, 2012
Square feet information as of:
Finish Line
Square feet	3,511,128	3,440,788
Average store size	5,444	5,402
Branded shops within department stores
Square feet	3,483	—
Average store size	1,161	—
Running Specialty
Square feet	80,195	57,302
Average store size	2,970	3,016
Total

Square feet	3,594,806	3,498,090

The following table sets forth net sales of the Company by major category for each of the following years (in thousands):

	Year Ended
Category	March 2, 2013		March 3, 2012		February 26, 2011
Footwear	$1,237,685	86%	$1,177,114	86%	$1,056,586	86%
Softgoods	205,680	14%	192,145	14%	172,416	14%

Total	$1,443,365	100%	$1,369,259	100%	$1,229,002	100%

The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for the years indicated below.

	Year Ended
	March 2, 2013	March 3, 2012	February 26, 2011
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	66.4	64.9	66.3

Gross profit	33.6	35.1	33.7
Selling, general and administrative expenses	25.3	25.1	24.6
Store closing costs	0.1	0.1	—
Impairment charges	0.4	0.1	0.1

Operating income	7.8	9.8	9.0
Interest income, net	—	—	—

Income from continuing operations before income taxes	7.8	9.8	9.0
Income tax expense	3.0	3.6	3.4

Net income	4.8	6.2	5.6
Net loss attributable to redeemable noncontrolling interest	0.2	—	—

Net income attributable to The Finish Line, Inc.	5.0%	6.2%	5.6%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fifty-Two Weeks Ended March 2, 2013 Compared to the Fifty-Three Weeks Ended March 3, 2012.

Net Sales

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands)
Net sales	$1,443,365	$1,369,259
Comparable store net sales increase	5.8%	9.2%

Net sales increased 5.4% for fiscal 2013 compared to fiscal 2012. The increase was primarily attributable to a comparable store net sales increase for Finish Line of 5.8% during fiscal 2013 resulting primarily from a 4.4% increase in store average dollar per transaction, a 0.9% increase in store traffic and a 25.1% increase in digital sales. Comparable store footwear sales for the fifty-two weeks ended March 2, 2013 increased 6.1% while comparable store softgoods sales increased 4.5%.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands)
Cost of sales (including occupancy costs)	$958,921	$889,130
Gross profit	$484,444	$480,129
Gross profit as a percentage of net sales	33.6%	35.1%

The 1.5% decrease in gross profit, as a percentage of net sales, was primarily due to a 0.8% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.7% increase in occupancy costs, as a percentage of net sales. The 0.8% decrease in product margin, as a percentage of net sales, was primarily due to selling a lower proportion of full price product related to markdowns as we continually adjusted our product assortments to customer demands. Also, digital sales, which typically have a lower overall product margin than stores, increased as a percentage of total net sales as compared to the prior year. The 0.7% increase in occupancy costs, as a percentage of net sales, reflects more store openings than closings, as well as, longer lease term agreements entered into for some of our better performing stores during 2013.

Selling, General and Administrative Expenses

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands)
Selling, general and administrative expenses	$365,883	$343,629
Selling, general and administrative expenses as a percentage of net sales	25.3%	25.1%

The $22.3 million increase in selling, general and administrative expenses for the fifty-two weeks ended March 2, 2013 as compared to the fifty-three weeks ended March 3, 2012 was primarily due to the following: (1) variable costs in fulfillment, freight and payroll in conjunction with the 25.1% increase in comparable digital sales as well as the increase in store sales; (2) an increase in marketing expense to drive traffic to our website and our stores; (3) investments to support the Company’s technology upgrades, digital platform and omni-channel strategy; (4) additional expenses associated with the Running Specialty business growth; and (5) start-up costs associated with the Macy’s agreement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Store Closing Costs

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands)
Store closing costs	$671	$1,191
Store closing costs as a percentage of net sales	0.1%	0.1%
Number of stores closed	21	31

Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing. The $0.5 million decrease in store closing costs is a function of less stores closed during fiscal 2013 compared to fiscal 2012 that had remaining book value.

Impairment Charges

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands)
Impairment charges	$5,593	$974
Impairment charges as a percentage of net sales	0.4%	0.1%
Number of stores impaired	6	4

The fiscal 2013 impairment charge of $5.6 million was primarily a result of $3.7 million associated with the Company’s updated website that launched during the third quarter of fiscal 2013. Subsequently, it became apparent that there was a degradation of the customer experience, evidenced by a decline in several key performance indicators. As a result, the Company made the strategic decision to transition back to the Company’s legacy website given the importance of the selling season. In February 2013, the Company made the decision to permanently abandon the updated website. The impairment charges also included $1.9 million for long-lived assets of 6 underperforming stores. The fiscal 2012 impairment charge of $1.0 million was a result of the write-off of long-lived assets of 4 underperforming stores.

Interest Income, Net

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands)
Interest income, net	$198	$447
Interest income, net as a percentage of net sales	—%	—%

The decrease of $0.2 million was due to lower invested balances for fiscal 2013 compared to fiscal 2012.

Income Tax Expense

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands)
Income tax expense	$43,314	$49,978
Income tax expense as a percentage of net sales	3.0%	3.6%
Effective income tax rate	38.5%	37.1%

The increase in the effective tax rate in fiscal 2013 exists because the Company may only record a tax benefit on its percentage share of the Running Specialty loss while 100% of the Running Specialty loss is included in income before income taxes. The increase also exists because of the release of a reserve for uncertain tax positions of approximately $1.0 million in fiscal 2012 related to the resolution of a state income tax audit that was only partially offset in fiscal 2013 by the release of a reserve for uncertain tax positions of $0.3 million related to the resolution of a U.S. federal income tax audit.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Loss Attributable To Redeemable Noncontrolling Interest

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands)
Net loss attributable to redeemable noncontrolling interest	$2,292	$—
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	0.2%	—%

Net loss attributable to redeemable noncontrolling interest for fiscal 2013 represents 49% of the net loss generated by Running Specialty since March 29, 2012, which was the date of the investment by GCPI SR LLC.

Net Income Attributable To The Finish Line, Inc.

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands, except per share data)
Net income attributable to The Finish Line, Inc.	$71,473	$84,804
Net income attributable to The Finish Line, Inc. as a percentage of net sales	5.0%	6.2%
Net income attributable to The Finish Line, Inc. shareholders per diluted share	$1.40	$1.59

The 1.2% decrease in net income attributable to The Finish Line, Inc., as a percentage of net sales, was primarily due to the decrease in product margin, increase in occupancy costs and increase in impairment charges, as a percentage of net sales.

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

Income Tax Expense

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

Net income attributable to The Finish Line, Inc.

	Year Ended
	March 3, 2012	February 26, 2011
	(dollars in thousands, except per share data)
Net income attributable to The Finish Line, Inc.	$84,804	$68,834
Net income attributable to The Finish Line, Inc. as a percentage of net sales	6.2%	5.6%
Net income attributable to The Finish Line, Inc. shareholders per diluted share	$1.59	$1.26

The $16.0 million increase in net income attributable to The Finish Line, Inc. for fiscal 2012 compared to fiscal 2011 is attributable to the 11.4% net sales improvement, improved product margins, better leverage on occupancy costs and managing expenses as discussed above.

Liquidity and Capital Resources. The Company’s primary source of working capital is cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (dollars in thousands):

	March 2, 2013	March 3, 2012
Cash and cash equivalents	$226,982	$307,494
Merchandise inventories, net	$243,770	$220,405
Interest-bearing debt	$—	$—
Working capital	$357,657	$414,065

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Activities

Net cash provided by operations was $81.5 million, $94.7 million and $108.6 million for fiscal 2013, 2012 and 2011, respectively. At March 2, 2013, the Company had cash and cash equivalents of $227.0 million, which represents an $80.5 million decrease from March 3, 2012. Cash and cash equivalents consist primarily of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. At March 2, 2013, substantially all of the Company’s cash was invested in deposit accounts at banks. Net cash provided by operating activities decreased by $13.2 million in fiscal 2013 compared to fiscal 2012. This decrease is primarily the result of a decrease in net income and a net increase in the cash outflow in working capital balances for fiscal 2013 compared to fiscal 2012.

Consolidated inventories increased 10.6% at March 2, 2013 compared to March 3, 2012. Finish Line inventories increased 9.1% at March 2, 2013 compared to March 3, 2012. The increase over the prior year was to support the positive comparable store sales as well as an increase in store openings, net of closings.

Investing Activities

Capital expenditures were $81.6 million, $29.1 million and $19.1 million for fiscal 2013, 2012 and 2011, respectively. Expenditures in fiscal 2013 were primarily for the construction of 29 new Finish Line stores and 2 Running Specialty stores, the remodeling and repositioning of existing stores, digital investments, store technology and core merchandising, supply chain and CRM system investments. In addition to $81.6 million of cash paid in fiscal 2013, $9.7 million of property and equipment was accrued in accounts payable at March 2, 2013.

The Company launched its updated website during the third quarter of fiscal 2013. Following the launch, it quickly became apparent that there was a degradation of the customer experience, evidenced by a decline in several key performance indicators. Therefore, the Company made the strategic decision on December 6, 2012 to transition back to its previous website given the importance of the selling season. In February 2013, the Company made the decision to permanently abandon the updated website.

The Company intends to invest approximately $80-$90 million in capital expenditures for the upcoming fiscal year. Of this amount, approximately $8-$10 million is intended for the construction of approximately 20-25 new Finish Line stores, and approximately $15-$17 million is intended for the remodeling or repositioning of 25-30 existing Finish Line stores with additional brand shops such as our Nike Track Club, Brand Jordan, as well as other key brand partnerships for “store-within-store” models. In addition, approximately $18 million is expected to be spent on building out Branded shops within department stores. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flow. The remaining $39-$45 million to be invested is related primarily to projected capital expenditures of approximately $22-$25 million intended for IT infrastructure investments to support new supply chain and merchandise systems and approximately $4-$5 million intended for technology to support growth in our digital business and $6-$8 million to support Running Specialty new store growth which excludes acquisition capital.

Financing Activities

Net cash used in financing activities was $76.0 million, $48.4 million, and $24.1 million for fiscal 2013, 2012 and 2011, respectively. The $27.6 million increase in cash used in financing activities is primarily due to a $12.1million decrease in proceeds received from the issuance of common stock, additional cash outlay of $16.8 million for share repurchases and funding of a related-party note receivable of $4.0 million (see Item 8 – Financial Statements and Supplementary Data within footnote 2 of the notes to the consolidated financial statements), offset by proceeds from the sale of redeemable noncontrolling interest of $10.0 million related to Running Specialty.

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

The Amended Credit Agreement replaced the Company’s prior $50 million Revolving Credit Facility (the “Prior Credit Agreement”). All commitments under the Prior Credit Agreement were terminated effective November 30, 2012. No advances were outstanding under the Prior Credit Agreement as of November 30, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Approximately $2.7 million in stand-by letters of credit was outstanding as of March 2, 2013 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of March 2, 2013. Accordingly, availability under the Amended Credit Agreement was $97.3 million as of March 2, 2013.

The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of March 2, 2013.

The Amended Credit Agreement pricing grid is adjusted quarterly and is based on the Company’s leverage ratio (as defined in the Amended Credit Agreement). The minimum pricing is LIBOR plus 0.90% or Base Rate (as defined in the Amended Credit Agreement) and the maximum pricing is LIBOR plus 1.75% or Base Rate plus 0.75%. The Company is also subject to an unused commitment fee based on the Company’s leverage ratio with minimum pricing of 0.10% and maximum pricing of 0.25%. In addition, the Company is subject to a letter of credit fee based on the Company’s leverage ratio with minimum pricing of 0.40% and maximum pricing of 1.25%.

On July 21, 2011, the Company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the Plan (the “Amended Plan”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s Class A common stock, which authorization shall expire on December 31, 2017. The Company purchased 3,879,759 shares at an average price of $19.90 per share for an aggregate amount of $77.2 million in fiscal 2013. As of March 2, 2013, there were 4,920,341 shares remaining available to repurchase under the Amended Plan.

As of March 2, 2013, the Company holds as treasury shares 11,394,288 shares of its Class A Common Stock at an average price of $17.35 per share for an aggregate purchase amount of $197.7 million. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On January 16, 2013, the Company’s Board of Directors increased its quarterly cash dividend to $0.07 per share of Class A common stock. The Company declared dividends of $12.5 million and $11.0 million during fiscal 2013 and 2012, respectively. As of March 2, 2013 and March 3, 2012, dividends declared but not paid were $3.4 million and $3.1 million, respectively. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

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

Management believes that cash on hand of $227.0 million as of March 2, 2013 and anticipated future operating cash flow will be sufficient to deliver on the Company’s three strategic priorities to drive sales and earnings growth:

•	Continue to grow the core Finish Line business through improved store productivity, Branded shops within department stores, and continued elevated digital growth;

•	Continue to expand as a multi-divisional retailer, maximizing the growth opportunities in Running Specialty while exploring other opportunities as well; and

•	Continue to provide direct returns to shareholders through dividends and share repurchases.

Contractual Obligations

The following table summarizes the Company’s long-term contractual obligations as of March 2, 2013 (in thousands):

	Total	Payments Due by Fiscal Year
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
Contractual Obligations
Operating Lease Obligations(1)	$651,477	$84,679	$159,958	$145,329	$261,511	$—
Other Liabilities(2)(3)(4)	34,491	20,600	—	—	—	13,891

Total Contractual Obligations	$685,968	$105,279	$159,958	$145,329	$261,511	$13,891

(1)	Includes the guaranteed minimum license fee associated with the Branded shops within department stores and unbranded shops within department stores.
(2)	Other Liabilities includes future estimated payments associated with unrecognized tax benefits of $8.1 million. The Company expects to make cash outlays in the future related to our unrecognized tax benefits. The “Less than 1 Year” category includes $0.6 million of these tax items because it is reasonably possible that payment would be required in the next 12 months due to audit settlements or resolution of uncertainties. The remaining $7.5 million is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For further information related to unrecognized tax benefits, see Note 5, “Income Taxes,” to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data. Additionally, Other Liabilities includes future payments related to our non-qualified deferred compensation plan of $4.9 million as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution.
(3)	Other Liabilities includes a liability of $1.5 million that is measured at fair value on a recurring basis related to a contingent consideration. The liability is included in the “Other” category and disclosed in Note 2, “Acquisition,” to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.
(4)	Other Liabilities includes an estimated obligation to purchase approximately $20.0 million of inventory related to the Macy’s license agreement. All $20.0 million is included within the “Less than 1 Year” category. The final amount paid for the inventory will be mutually agreed to by both parties.

The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventory. In addition, in the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These open purchase orders do not contain any significant termination payments or other penalties if cancelled. Total open purchase orders outstanding at March 2, 2013 are $535.5 million, and have not been included in the table above.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements as that term is defined in Item 303(a)(4) of Regulation S-K.

Item 7A—Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to changes in interest rates primarily from its investments in marketable securities from time to time. The Company did not have any marketable securities as of March 2, 2013. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 2, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment it believes that, as of March 2, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 2, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited The Finish Line, Inc.’s internal control over financial reporting as of March 2, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Finish Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Finish Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 2, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Finish Line, Inc. as of March 2, 2013 and March 3, 2012, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 2, 2013 of The Finish Line, Inc., and our report dated April 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

April 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The Finish Line, Inc.

We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of March 2, 2013 and March 3, 2012, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at March 2, 2013 and March 3, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Finish Line, Inc.’s. internal control over financial reporting as of March 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 29, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana

April 29, 2013

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 2, 2013	March 3, 2012
Assets
Current Assets
Cash and cash equivalents	$226,982	$307,494
Accounts receivable, net	14,768	9,041
Merchandise inventories, net	243,770	220,405
Other	6,174	15,808

Total current assets	491,694	552,748
Property and Equipment
Land	1,557	1,557
Building	42,460	41,745
Leasehold improvements	227,080	220,532
Furniture, fixtures and equipment	143,510	115,798
Construction in progress	36,339	6,987

	450,946	386,619
Less accumulated depreciation	270,345	259,622

	180,601	126,997
Deferred income taxes	12,018	16,888
Goodwill	13,888	8,503
Other intangible assets	550	550
Other assets, net	7,671	5,810

Total assets	$706,422	$711,496

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$75,641	$67,246
Employee compensation	15,579	22,403
Accrued property and sales tax	9,245	10,312
Income taxes payable	5,211	13,348
Deferred income taxes	7,239	7,068
Other liabilities and accrued expenses	21,122	18,306

Total current liabilities	134,037	138,683

Commitments and contingencies
Deferred credits from landlords	27,215	27,737
Other long-term liabilities	16,638	15,539

Redeemable noncontrolling Interest	3,669	—

Shareholders’ Equity
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value
Class A:
Shares authorized—(2013—110,000; 2012—100,000)
Shares issued—(2013—59,587; 2012—58,839)
Shares outstanding—(2013—48,193; 2012—50,795)	596	588
Class B:
Shares authorized—(2013—0; 2012—10,000)
Shares issued and outstanding—(2013—0; 2012—571)	—	5
Additional paid-in capital	217,045	211,271
Retained earnings	504,883	445,884
Treasury stock (2013—11,394; 2012—8,044)	(197,661)	(128,211)

Total shareholders’ equity	524,863	529,537

Total liabilities and shareholders’ equity	$706,422	$711,496

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended
	March 2, 2013	March 3, 2012	February 26, 2011
Net sales	$1,443,365	$1,369,259	$1,229,002
Cost of sales (including occupancy costs)	958,921	889,130	815,073

Gross profit	484,444	480,129	413,929
Selling, general and administrative expenses	365,883	343,629	302,718
Store closing costs	671	1,191	350
Impairment charges	5,593	974	1,228

Operating income	112,297	134,335	109,633
Interest income, net	198	447	508

Income from continuing operations before income taxes	112,495	134,782	110,141
Income tax expense	43,314	49,978	41,277

Income from continuing operations	69,181	84,804	68,864
Loss from discontinued operations, net of income tax benefit	—	—	(30)

Net income	69,181	84,804	68,834
Net loss attributable to redeemable noncontrolling interest	2,292	—	—

Net income attributable to The Finish Line, Inc.	$71,473	$84,804	$68,834

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$1.42	$1.62	$1.28

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$1.40	$1.59	$1.26

Dividends declared per share	$0.25	$0.21	$0.17

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	March 2, 2013	March 3, 2012	February 26, 2011
Operating activities
Net income	$69,181	$84,804	$68,834
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	5,593	974	1,228
Depreciation and amortization	31,182	27,027	26,959
Deferred income taxes	5,041	10,805	2,362
Loss on disposal of property and equipment	1,250	1,528	303
Share-based compensation	6,612	5,187	4,209
Excess tax benefits from share-based compensation	(2,963)	(5,951)	(1,297)
Changes in operating assets and liabilities
Accounts receivable	(5,710)	1,511	(6,785)
Merchandise inventories	(22,403)	(23,880)	(2,611)
Other assets	9,342	(8,645)	8,416
Accounts payable	(2,471)	(7,512)	12,479
Employee compensation	(6,843)	3,887	2,258
Income taxes payable	(6,850)	8,971	(10,651)
Other liabilities and accrued expenses	914	2,950	8,223
Deferred credits from landlords	(382)	(6,916)	(5,353)

Net cash provided by operating activities	81,493	94,740	108,574

Investing activities
Additions to property and equipment	(81,586)	(29,131)	(19,088)
Acquisitions, net of cash acquired	(3,526)	(8,495)	—
Payments for intangible assets	—	(550)	—
Proceeds from disposals of property and equipment	77	40	127
Payments for sale of discontinued operations	—	—	(667)
Cash paid for investment	(1,000)	—	—

Net cash used in investing activities	(86,035)	(38,136)	(19,628)

Financing activities
Dividends paid to shareholders	(12,147)	(10,512)	(8,598)
Proceeds from issuance of common stock	4,422	16,496	5,338
Excess tax benefits from share-based compensation	2,963	5,951	1,297
Purchase of treasury stock	(77,208)	(60,368)	(22,168)
Funding of related-party note receivable	(4,000)	—	—
Proceeds from redeemable noncontrolling interest	10,000	—	—

Net cash used in financing activities	(75,970)	(48,433)	(24,131)

Net (decrease) increase in cash and cash equivalents	(80,512)	8,171	64,815
Cash and cash equivalents at beginning of year	307,494	299,323	234,508

Cash and cash equivalents at end of year	$226,982	$307,494	$299,323

Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid	$9,715	$—	$—

See accompanying notes

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Totals
	Class A	Class B	Treasury	Class A	Class B
Balance at February 27, 2010	51,085	2,053	6,171	$572	$21	$189,664	$312,305	$(60,412)	$442,150
Net income attributable to The Finish Line, Inc.							68,834		68,834
Cash dividends declared ($0.17 per share)							(9,092)		(9,092)
Non-qualified Class A Common Stock options exercised and related tax benefits	542		(542)			4,011		2,250	6,261
Share-based compensation						4,209			4,209
Restricted shares vested, net of repurchase for taxes	223	43	(223)			(1,091)		783	(308)
Shares issued under employee stock purchase plan	28		(28)			243		116	359
Class B Common Stock conversion to Class A Common Stock	745	(745)		8	(8)				—
Treasury Stock purchased	(1,586)		1,586					(22,168)	(22,168)

Balance at February 26, 2011	51,037	1,351	6,964	580	13	197,036	372,047	(79,431)	490,245
Net income attributable to The Finish Line, Inc.							84,804		84,804
Cash dividends declared ($0.21 per share)							(10,967)		(10,967)
Non-qualified Class A Common Stock options exercised and related tax benefits	1,490		(1,490)			10,428		11,237	21,665
Share-based compensation						5,187			5,187
Restricted shares vested, net of repurchase for taxes	288	58	(288)			(1,508)		17	(1,491)
Shares issued under employee stock purchase plan	27		(27)			128		334	462
Class B Common Stock conversion to Class A Common Stock	838	(838)		8	(8)				—
Treasury Stock purchased	(2,885)		2,885					(60,368)	(60,368)

Balance at March 3, 2012	50,795	571	8,044	588	5	211,271	445,884	(128,211)	529,537
Net income attributable to The Finish Line, Inc.							71,473		71,473
Cash dividends declared ($0.25 per share)							(12,474)		(12,474)
Non-qualified Class A Common Stock options exercised and related tax benefits	544		(544)			(869)		8,456	7,587
Share-based compensation						6,612			6,612
Restricted shares vested, net of repurchase for taxes	42	87	48		2	(36)		(1,212)	(1,246)
Shares issued under employee stock purchase plan	33		(33)			67		514	581
Class B Common Stock conversion to Class A Common Stock	658	(658)		8	(7)				1
Treasury Stock purchased	(3,879)		3,879					(77,208)	(77,208)

Balance at March 2, 2013	48,193	—	11,394	$596	$—	$217,045	$504,883	$(197,661)	$524,863

See accompanying notes

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Presentation. The consolidated financial statements include the accounts of The Finish Line, Inc. and its subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated. Throughout these notes to the consolidated financial statements, fiscal years ended March 2, 2013, March 3, 2012 and February 26, 2011 are referred to as 2013, 2012 and 2011, respectively.

The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in 2013, 53 weeks in 2012 and 52 weeks in 2011.

Nature of Operations. The Company is one of the largest mall-based specialty retailers in the United States, and operates two retail divisions under the Finish Line brand name (“Finish Line”) and Running Specialty Group (“Running Specialty”).

In 2013, the Company purchased approximately 88% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 69%, 64% and 61% of merchandise purchases in 2013, 2012 and 2011, respectively.

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

Category	2013		2012		2011
Footwear	$1,237,685	86%	$1,177,114	86%	$1,056,586	86%
Softgoods	205,680	14%	192,145	14%	172,416	14%

Total	$1,443,365	100%	$1,369,259	100%	$1,229,002	100%

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. At March 2, 2013, substantially all of the Company’s cash was invested in deposit accounts at banks. The majority of payments due from banks for credit card transactions process within 24 to 48 hours and are accordingly classified as cash and cash equivalents.

Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. Merchandise inventories are recorded net of markdowns and shrinkage. Vendor rebates are applied as a reduction to the cost of merchandise inventories.

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings and three to 10 years for furniture, fixtures and equipment. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred. Depreciation expense for 2013, 2012 and 2011 was $31.3 million, $27.1 million and $26.9 million, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Property and Equipment. In accordance with Accounting Standards Codification “ASC” 360, the Company reviews property and equipment for impairment related to all stores open for at least two years with negative contribution and cash flows as well as stores opened less then two years whenever other events or changes in circumstances indicate the store’s assets may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by comparing projected individual store discounted cash flows to the asset carrying values.

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

The goodwill impairment test is a two-step test. In the first step, the Company compares the fair value of each reporting unit with goodwill to its carrying value. The Company determines the fair value of its reporting units with goodwill using a combination of a discounted cash flow and a market value approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities. If the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized for the difference.

Intangible assets that have been determined to have indefinite lives relate to a domain name and are also not subject to amortization and are reviewed at least annually for potential impairment, as described above. The fair value of the Company’s indefinite lived intangible asset is estimated and compared to its carrying value. The Company recognizes an impairment charge when the estimated fair value of the intangible asset is less than the carrying value.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition. Revenues are recognized at the time the customer receives the merchandise, which for Digital revenues reflects an estimate of shipments that have not been received by the customer based on shipping terms and estimated delivery times. Sales include merchandise, net of returns and excluding all taxes.

The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determined the gift card breakage rate based on historical redemption patterns. During the 4th quarter of 2013, 2012 and 2011 the Company recorded $0.4 million, $0.3 million and $0.4 million, respectively, of revenue related to gift card breakage. Gift card breakage is included in Net Sales in the Company’s Consolidated Statements of Income, however is not included in the comparable store net sales.

Costs of Sales. Costs of sales include the cost associated with acquiring merchandise from vendors, occupancy costs, license fees, provision for inventory shortages, and credits and allowances from merchandise vendors. Cash consideration received from merchandise vendors after the related merchandise has been sold is recorded as an offset to cost of sales. For cash consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of cost of sales at the time of sale.

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

Advertising. The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred. Advertising expense was as follows (in thousands):

	2013	2012	2011
Advertising expense	$39,948	$35,827	$25,099
Cooperative advertising credits	(9,295)	(7,839)	(5,530)

Net advertising expense	$30,653	$27,988	$19,569

Store Pre-opening Costs. Store pre-opening costs and other non-capitalized expenditures, including payroll, training costs and straight-line rent expense, are expensed as incurred.

Store Closing Costs. Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing. In the event a store is closed before its lease has expired, any estimated post-closing lease obligations, less sublease rental income, is provided for when the leased space is no longer in use. The Company closed 21, 31 and 13 stores in 2013, 2012 and 2011, respectively.

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

As of March 2, 2013 and March 3, 2012, the Company had not invested in, nor did it have, any derivative financial instruments.

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

The Company has cash equivalents in short-term money market funds. The primary objective of our short-term investment activity is to preserve our capital for the purpose of funding operations and we do not enter into short-term investments for trading or speculative purposes. However, the Company does from time to time evaluate other investment strategies for its cash. The fair values are based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1). Also included in Level 1 assets are mutual fund investments under the non-qualified deferred compensation plan which was $4.9 million and $3.8 million at March 2, 2013 and March 3, 2012, respectively. The Company estimates the fair value of these investments on a recurring basis using market prices that are readily available.

The Company has a liability that is measured at fair value on a recurring basis related to the contingent consideration disclosed in Note 2 for $1.5 million. The liability is adjusted to fair value each reporting period. The categorization of the framework used to price the liability is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

There were no transfers into or out of Level 1, Level 2 or Level 3 assets for any of the periods presented, except for the contingent consideration which was recognized during 2013.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements. In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This update amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.” This ASU became effective for the Company on March 3, 2013. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

Reclassification. Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation.

2.	Acquisitions

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

On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in Running Specialty. The Company remained majority owner with a 51% ownership interest. GCPI has the right to “put” and the Company has the right to “call” after March 4, 2017, under certain circumstances, GCPI’s 49% interest in Running Specialty at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note which is collateralized with GCPI’s interest in Running Specialty and is due March 31, 2021 or earlier depending on certain stipulated events in the control of GCPI. The promissory note calls for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI. The balance of the promissory note and related accrued interest is $4.0 million at March 2, 2013 and has been netted against the “redeemable noncontrolling interest.”

The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest, net of the $4.0 million promissory note and related accrued interest and adjusted for cumulative earnings or loss allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid in capital. As of March 2, 2013 the redeemable noncontrolling interest is measured at historical cost basis. The loss allocations for 2013 were $2.3 million.

On October 6, 2012, Running Specialty acquired substantially all the assets and assumed certain liabilities of Run On, Inc., for a purchase price of $2.3 million, net of cash acquired, which was funded through the Company’s existing cash. As of the acquisition date, Run On, Inc. operated five specialty running shops in Texas. In addition to the cash consideration, the transaction includes contingent consideration with an estimated fair value of $1.5 million which is included within other long-term liabilities. The Company determined the estimated fair values based on discounted cash flow analyses and estimates made by management.

On December 31, 2012, Running Specialty acquired substantially all the assets and assumed certain liabilities of The Roadrunner of Richmond, Inc., which operated one specialty running shop in Virginia.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company allocated the purchase price of each acquisition based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the purchase price for Run On, Inc. and The Roadrunner of Richmond, Inc. combined is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$5,385
Tangible assets, net of liabilities	299
Contingent consideration	(1,453)

Total purchase price	$4,231

A reconciliation of goodwill is detailed below (in thousands):

	2013	2012
Beginning balance:	$8,503	$—
Acquisitions	5,385	8,503
Accumulated impairment losses	—	—

Ending balance:	$13,888	$8,503

3.	Debt Agreement

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

Approximately $2.7 million in stand-by letters of credit was outstanding as of March 2, 2013 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of March 2, 2013. Accordingly, availability under the Amended Credit Agreement was $97.3 million as of March 2, 2013.

The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of March 2, 2013.

The Amended Credit Agreement pricing grid is adjusted quarterly and is based on the Company’s leverage ratio (as defined in the Amended Credit Agreement). The minimum pricing is LIBOR plus 0.90% or Base Rate (as defined in the Amended Credit Agreement) and the maximum pricing is LIBOR plus 1.75% or Base Rate plus 0.75%. The Company is subject to an unused commitment fee based on the Company’s leverage ratio with minimum pricing of 0.10% and maximum pricing of 0.25%. In addition, the Company is subject to a letter of credit fee based on the Company’s leverage ratio with minimum pricing of 0.40% and maximum pricing of 1.25%.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Leases

The Company leases retail stores under non-cancelable operating leases, which generally have lease terms ranging from five to ten years. Most of these lease arrangements do not provide for renewal periods. Many leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Other liabilities and accrued expenses” on the Consolidated Balance Sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. In addition to rent payments, these leases generally require additional payments covering real estate taxes, insurance, maintenance and other costs. These additional payments are excluded from the table below. The components of rent expense incurred under these leases are as follows (in thousands):

	2013	2012	2011
Base rent, net of landlord deferred credits	$89,018	$82,177	$80,951
Step rent	1,340	(1,883)	(1,192)
Contingent rent	6,482	4,870	2,849

Rent expense	$96,840	$85,164	$82,608

A schedule of future base rent payments by fiscal year with initial or remaining non-cancelable terms of one year or more is as follows (in thousands):

2014	$84,679
2015	73,254
2016	86,704
2017	75,866
2018	69,463
Thereafter	261,511

$651,477

This schedule of future base rent payments includes lease commitments for 12 new stores and four remodeled stores that were not open as of March 2, 2013. The lease commitments also include the guaranteed minimum license fee associated with our Branded shops within department stores and unbranded shops within department stores.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Income Taxes

The components of income taxes are as follows (in thousands):

	2013	2012	2011
Currently payable:
Federal	$33,703	$36,211	$35,047
State	4,570	2,962	3,746

	38,273	39,173	38,793
Deferred:
Federal	4,359	9,357	2,294
State	682	1,448	190

	5,041	10,805	2,484

Total income tax expense from continuing operations	$43,314	$49,978	$41,277

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2013	2012
Deferred tax assets:
Deferred credits from landlords	$10,591	$11,314
Share-based compensation	4,681	3,950
Compensation accrual	3,297	3,745
Deferred Compensation	1,920	1,486
Other	4,501	4,112

Total deferred tax assets	24,990	24,607
Deferred tax liabilities:
Property and equipment	(10,137)	(4,990)
Inventories	(9,729)	(9,245)
Other	(345)	(552)

Total deferred tax liabilities	(20,211)	(14,787)

Net deferred tax asset	$4,779	$9,820

The effective income tax rate varies from the statutory federal income tax rate for 2013, 2012 and 2011 due to the following:

	2013	2012	2011
Tax at statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	3.0	2.7
Tax contingencies	(0.2)	(0.9)	(0.3)
Tax effect related to Running Specialty partnership interest	0.7	—	—
Other	0.1	—	0.1

	38.5%	37.1%	37.5%

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 2, 2013, the Company had approximately $2.5 million of net operating loss carryforwards for state tax purposes of which $0.7 million of net operating loss carryforwards related to excess stock-based compensation deductions and when realized, will be credited to shareholders’ equity. If not used, these carryforwards will expire between 2013 and 2029.

Payments of income taxes for 2013, 2012 and 2011 equaled $45.0 million, $28.7 million and $42.4 million, respectively.

The Company is subject to U.S. federal income tax as well as income tax by multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through fiscal 2009 and all state and local income tax matters through fiscal 2001. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities.

Uncertain Tax Positions

As of March 2, 2013 and March 3, 2012, the Company had $8.1 million and $8.9 million of unrecognized tax benefits respectively, $3.0 million and $3.2 million respectively, of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits as of March 2, 2013, it is reasonably possible that the total unrecognized tax benefits could decrease by up to $0.8 million during the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the Consolidated Balance Sheets in the period in which such matter is effectively settled with the tax authority.

The Company recognizes interest and penalty expense, as well as reversal of expense, related to unrecognized tax benefits as components of income tax expense. In 2013, 2012 and 2011, $(0.5) million, $(0.6) million and $0.1 million, respectively, of interest and penalties were included in “Income tax expense” on the Consolidated Statements of Income. The Company has accrued $1.8 million and $2.3 million for the payment of interest and penalties as of March 2, 2013 and March 3, 2012, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to its unrecognized tax benefits for U.S. federal and state tax jurisdictions and excludes accrued interest and penalties (in thousands):

	2013	2012	2011
Unrecognized Tax Benefits at Beginning of Year	$6,548	$7,530	$9,255
Increases in Tax Positions for Prior Years	275	193	26
Decreases in Tax Positions for Prior Years	(29)	(1,057)	(1,166)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	13	50	106
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	—	(5)	(113)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(539)	(163)	(578)

Unrecognized Tax Benefits at End of Year	$6,268	$6,548	$7,530

6.	Retirement Plan

The Company sponsors a defined contribution profit sharing plan, which covers substantially all employees who have completed one year of service and meet other eligibility criteria. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan also has a 401(k) feature whereby the Company matches employee contributions to the plan. The Company matches 100 percent of employee contributions to the plan on the first three percent of an employee’s wages and then 50 percent of employee contributions to the plan over three percent up to five percent of their wages (maximum of four percent). Employee contributions and Company matching contributions vest immediately. The Company’s total expense for the plan in 2013, 2012 and 2011 amounted to $1.2 million, $1.3 million and $0.8 million, respectively.

The Company has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under the qualified defined contribution plan. Amounts contributed and deferred under the deferred compensation plans are credited or charged with the performance of investment options offered under the plans and elected by the participants. In the event of bankruptcy, the assets of these plans are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan was $4.9 million and $3.8 million at March 2, 2013 and March 3, 2012, respectively, and is included in “Other long-term liabilities” on the Consolidated Balance Sheets. Total expense recorded under this plan was $0 in 2013 and 2012 and $0.2 million in 2011.

7.	Stock Plans

General

In July 2009, the Company’s shareholders approved and adopted The Finish Line, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), previously approved by the Company’s Board of Directors. The Company’s Board of Directors has reserved 6,500,000 shares of Common Stock for issuance upon exercise of options or other awards under the option plan. The number of shares reserved for issuance of all awards other than options and stock appreciation rights, is limited to 2,500,000. Upon approval of the 2009 Incentive Plan, the 2002 Stock Incentive Plan of The Finish Line, Inc. (the “2002 Incentive Plan”) is limited in future grants to awards from shares returned to the 2002 Incentive Plan by forfeiture after July 23, 2009.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total share-based compensation expense in 2013, 2012 and 2011 was $6.6 million, $5.2 million and $4.2 million, respectively.

Stock Option Activity

Stock options have been granted to directors, officers and other key employees. Generally, options outstanding under the plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years and expire ten years after the date of grant. The estimated weighted-average fair value of the individual options granted during 2013, 2012 and 2011 was $9.56, $8.98 and $6.00, respectively on the date of the grant. The fair values for all years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2012	2011
Dividend yield	1.05%	1.12%	1.02%
Volatility	58.3%	57.8%	57.6%
Risk-free interest rate	0.95%	1.98%	2.18%
Expected life	4.9 years	4.8 years	4.6 years

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

A reconciliation of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 3, 2012	2,340,649	$12.00
Granted	518,108	20.96
Exercised	(543,521)	9.22		$6,354,000
Forfeited	(119,059)	16.92

Outstanding at March 2, 2013	2,196,177	$14.54	6.6	$9,965,000

Exercisable at March 2, 2013	846,862	$11.66	4.6	$5,605,000

As of March 2, 2013, there was $6.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.8 years.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $6.4 million, $14.7 million and $4.2 million, respectively.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options at March 2, 2013:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1-$ 5	115,500	5.0	$4.51	115,500	$4.51
$5-$10	487,500	6.0	6.36	226,790	6.42
$10-$15	436,150	6.1	13.09	205,673	13.03
$15-$25	1,157,027	7.2	19.53	298,899	17.44

	2,196,177	6.6	$14.54	846,862	$11.66

The Company recorded compensation expense related to stock options of $2.7 million, $2.1 million and $1.8 million in 2013, 2012 and 2011, respectively.

Restricted Stock Activity

The Company has granted shares of the Company’s stock to non-employee Directors, officers and other key employees that are subject to restrictions. The restricted stock granted to employees under the 2002 and 2009 Incentive Plans either vest upon the achievement of specified levels of net income growth over a three-year period or were granted such that they cliff-vest after a three-year period. For performance-based awards, should the net income criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee Directors cliff-vest after a one-year period from grant date. The Company recorded compensation expense related to restricted stock of $3.8 million, $3.0 million and $2.4 million in 2013, 2012 and 2011, respectively.

A reconciliation of the Company’s restricted stock activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at March 3, 2012	560,160	$14.90
Granted	418,825	21.00
Vested	(179,623)	11.06
Forfeited	(42,202)	19.18

Unvested at March 2, 2013	757,160	$18.95

As of March 2, 2013, there was $7.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of awards for which restrictions lapsed (vested) during 2013 was $2.0 million.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees are able to contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85% of the market price on a specified date each offering period. As of March 2, 2013, 2,400,000 shares of common stock were authorized for purchase under the ESPP, of which 33,000, 27,000 and 28,000 shares were purchased during 2013, 2012 and 2011, respectively. The Company recognizes compensation expense based on the 15% discount at purchase. The Company recorded compensation expense related to the ESPP of $0.1 million in 2013, 2012 and 2011.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Earnings Per Share

Basic earnings per share attributable to The Finish Line, Inc. is calculated by dividing income attributable to The Finish Line, Inc. associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share attributable to The Finish Line, Inc. assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method or two class method (whichever is more dilutive) discussed in ASC 260-10, “Earnings Per Share”.

ASC 260-10 requires the inclusion of restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. During periods of net income, participating securities are allocated a proportional share of net income attributable to The Finish Line, Inc. determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of net income.

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	2013	2012	2011
Net income attributable to The Finish Line, Inc.	$71,473	$84,804	$68,834
Net income attributable to The Finish Line, Inc. attributable to participating securities	653	691	981

Net income attributable to The Finish Line, Inc. available to common shareholders	$70,820	$84,113	$67,853

Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	49,824	52,020	52,979
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$1.42	$1.62	$1.28
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	49,824	52,020	52,979
Dilutive effect of potential common shares(a)	667	798	796

Diluted weighted-average number of common shares outstanding	50,491	52,818	53,775

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$1.40	$1.59	$1.26

(a)	The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 0.9 million, 0.4 million and 1.2 million shares of common stock in 2013, 2012 and 2011, respectively, because the impact of such options would have been antidilutive.

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Common Stock

On July 21, 2011, the Company’s Board of Directors authorized a stock repurchase program (the “Plan”) to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the Plan (the “Amended Plan”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s Class A common stock, which authorization shall expire on December 31, 2017. The Company purchased 3,879,759 shares at an average price of $19.90 per share for an aggregate amount of $77.2 million in 2013. The remaining shares available for repurchase under the Amended Plan are 4,920,341 shares as of March 2, 2013.

The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases by the Company will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On January 16, 2013, the Company’s Board of Directors increased its quarterly cash dividend to $0.07 per share from $0.06 per share of Class A common stock. The Company declared dividends of $12.5 million, $11.0 million and $9.1 million during 2013, 2012 and 2011, respectively. As of March 2, 2013 and March 3, 2012, dividends declared but not paid were $3.4 million and $3.1 million, respectively. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

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

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Impairment Charges

The 2013 impairment charges of $5.6 million was primarily a result of $3.7 million associated with the Company’s updated website that launched during the third quarter of fiscal 2013. Subsequently, it became apparent that there was a degradation of the customer experience, evidenced by a decline in several key performance indicators. As a result, the Company made the strategic decision to transition back to the Company’s legacy website given the importance of the selling season. In February 2013, the Company made the decision to permanently abandon the updated website. The impairment charges also include $1.9 million for long-lived assets of 6 underperforming stores. The 2012 and 2011 impairment charges of $1.0 million and $1.2 million, respectively, was a result of the write-off of long-lived assets of 4 and 5 underperforming stores, respectively. The asset impairment review encompassed a review of property and equipment related to all stores open for at least two years with negative contribution and cash flows as well as stores open less than two years whenever other events or changes in circumstances indicate the store’s assets may not be recoverable.

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

The following table sets forth quarterly operating data of the Company, including such data as a percentage of net sales, for 2013 and 2012. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments, other than those noted, necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	June 2, 2012		September 1, 2012		December 1, 2012		March 2, 2013(a)
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$319,049	100.0%	$385,011	100.0%	$296,623	100.0%	$442,682	100.0%
Cost of sales (including occupancy costs)	214,390	67.2	250,461	65.0	206,833	69.7	287,237	64.9

Gross profit	104,659	32.8	134,550	35.0	89,790	30.3	155,445	35.1
Selling, general and administrative expenses	84,818	26.6	94,711	24.6	91,447	30.8	94,907	21.4
Store closing costs	95	—	325	0.1	1	—	250	0.1
Impairment charges	28	—	—	—	—	—	5,565	1.2

Operating income (loss)	19,718	6.2	39,514	10.3	(1,658)	(0.5)	54,723	12.4
Interest income, net	71	—	58	—	38	—	31	—

Income (loss) before income taxes	19,789	6.2	39,572	10.3	(1,620)	(0.5)	54,754	12.4
Income tax expense (benefit)	7,708	2.4	15,136	3.9	(811)	(0.3)	21,281	4.8

Net income (loss)	12,081	3.8	24,436	6.4	(809)	(0.2)	33,473	7.6
Net loss attributable to redeemable noncontrolling interest	197	0.1	537	0.1	702	0.2	856	0.1

Net income (loss) attributable to The Finish Line, Inc.	$12,278	3.9%	$24,973	6.5%	$(107)	—%	$34,329	7.7%

Net income (loss) per basic share(b):	$0.24		$0.49		$0.00		$0.70

Net income (loss) per diluted share(b):	$0.24		$0.49		$0.00		$0.69

Dividends declared per share	$0.06		$0.06		$0.06		$0.07

THE FINISH LINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	May 28, 2011		August 27, 2011		November 26, 2011		March 3, 2012(a)
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$299,474	100.0%	$331,514	100.0%	$282,011	100.0%	$456,260	100.0%
Cost of sales (including occupancy costs)	196,211	65.5	215,180	64.9	191,002	67.7	286,737	62.8
Gross profit	103,263	34.5	116,334	35.1	91,009	32.3	169,523	37.2

Selling, general and administrative expenses	76,675	25.6	82,076	24.7	83,067	29.5	101,811	22.3

Store closing costs	17	—	580	0.2	368	0.1	226	0.1
Impairment charges	—	—	—	—	—	—	974	0.2

Operating income	26,571	8.9	33,678	10.2	7,574	2.7	66,512	14.6
Interest income, net	142	—	139	—	109	—	57	—

Income before income taxes	26,713	8.9	33,817	10.2	7,683	2.7	66,569	14.6
Income tax expense	10,297	3.4	12,897	3.9	2,135	0.7	24,649	5.4

Net income	$16,416	5.5%	$20,920	6.3%	$5,548	2.0%	$41,920	9.2%

Net income per basic share(b):	$0.31		$0.40		$0.11		$0.81

Net income per diluted share(b):	$0.30		$0.39		$0.11		$0.80

Dividends declared per share	$0.05		$0.05		$0.05		$0.06

(a)	The Company utilizes the retail calendar for reporting. As such, the results for 2013 represent the 52 week period ended March 2, 2013 and 2012 represent the 53 week period ended March 3, 2012. The 2013 fourth quarter consists of a 13 week period versus a 14 week period in 2012.
(b)	Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total for the fiscal year.

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

(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Except for information disclosed in Part I under the heading “Directors and Executive Officers of the Registrant,” the information required by this Item is incorporated by reference to the information contained under the captions “Management—Executive Officers and Directors,” “Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors, Committees and Meetings—Meetings and Committees of the Board of Directors—The Audit Committee” in the Company’s Proxy Statement for its Annual Shareholders Meeting (the “2013 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of March 2, 2013, the Company’s most recent fiscal year-end. The Company has a Code of Ethics policy that applies to all officers, employees and directors of the Company, which was last amended on February 11, 2013. It and other corporate governance documents are available at the Company’s website at www.finishline.com.

Item 11—Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained under the caption “Executive Compensation” in the 2013 Proxy Statement to be filed within 120 days of March 2, 2013, the Company’s most recent fiscal year-end.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement to be filed within 120 days of March 2, 2013, the Company’s most recent fiscal year-end.

Equity Compensation Plan Information

The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of March 2, 2013:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	2,196,177	$14.54	6,468,577	(2)
Equity compensation plans not approved by shareholders	—	—	—

(1)	These shares are subject to awards made or to be made under the Company’s 2002 Stock Incentive Plan, 2009 Incentive Plan, Non-Employee Director Stock Option Plan and Employee Stock Purchase Plan.
(2)	Includes the following shares which remain available for future issuance under the referenced plan as of March 2, 2013: (i) 291,520 shares under the 2002 Stock Incentive Plan; (ii) 4,168,676 shares under the 2009 Incentive Plan; and (iii) 2,008,381 shares under the Employee Stock Purchase Plan. From and after July 23, 2009, the only shares issuable under the 2002 Stock Incentive Plan (other than shares issuable upon the exercise of outstanding options, as disclosed in column (a)) include 291,520 shares eligible for issuance in respect of shares returned to the plan by forfeiture after July 23, 2009.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained under the captions “Executive Compensation—Related Party Transactions” and “Board of Directors, Committees and Meetings—Independence of Directors” in the 2013 Proxy Statement to be filed within 120 days of March 2, 2013, the Company’s most recent fiscal year-end.

Item 14—Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information contained under the captions “Audit Committee Report—Independent Auditor Fee Information” and “Audit Committee Report—Pre-Approval Policies and Proceedings” in the 2013 Proxy Statement to be filed within 120 days of March 2, 2013, the Company’s most recent fiscal year-end.

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

(c) Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated June 21, 2009 by and among The Finish Line Man Alive, Inc., The Finish Line, Inc., Man Alive Acquisitions, LLC, and the other entities listed therein.(4)

3.1	Restated Articles of Incorporation of The Finish Line, Inc., amended and restated as of July 23, 2009.(5)

3.2	Bylaws of The Finish Line, Inc., amended as of July 23, 2009.(6)

4.1	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

4.2	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

4.3	Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

4.4	Amendment No. 3 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

4.5	The Finish Line, Inc. 2009 Incentive Plan.(9)*

10.1	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.(23)*

Exhibit Number	Description

10.2	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.(24)*

10.3	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.(25)*

10.4	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.(26)*

10.5	Form of Incentive Stock Award Letter pursuant to the 2002 Stock Incentive Plan.(27)*

10.6	Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(14)

10.7	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(15)*

10.8	The Finish Line, Inc. Employee Stock Purchase Plan.(16)*

10.9	The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.*

10.10	Amendment No. 1 to The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.*

10.11	Amended and Restated Employment Agreement of Glenn S. Lyon, dated as of December 31, 2008.(1)*

10.12	Amended and Restated Employment Agreement of Steven J. Schneider, dated as of December 31, 2008.(2)*

10.13	Employment Agreement of Edward W. Wilhelm, dated as of March 30, 2009.(3)*

10.14	Amendment No. 1 to the Amended and Restated Employment Agreement of Edward W. Wilhelm.(22)*

10.15	Form of The Finish Line, Inc. 2009 Incentive Plan Non-Qualified Stock Option Award Agreement.(7)*

10.16	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement.(8)*

10.17	Amended and Restated Revolving Credit Facility Credit Agreement, dated as of November 30, 2012, by and among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holding, LLC as Borrowers, The Finish Line MA, Inc., as Guarantor, certain Lenders named therein, Bank of America, N.A., as Syndication Agent, and PNC Bank, National Association, as Administrative Agent, Lead Arranger, and Sole Book Runner.(28)

10.18	Amended and Restated Continuing Agreement of Guaranty And Suretyship—Subsidiaries, dated as of November 30, 2012, by The Finish Line MA, Inc.(29)

10.19	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Steven Schneider.(10)*

10.20	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Steven Schneider.(20)*

10.21	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon.(11)*

10.22	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon.(21)*

10.23	Form of Restricted Stock Award Agreement for Time Based Vesting.(12)*

10.24	Form of Restricted Stock Award Agreement for Performance Based Vesting.(13)*

10.25	Amendment No. 1 to The Finish Line, Inc. 2009 Incentive Plan.(17)*

Exhibit Number	Description

10.26	Amended and Restated Employment Agreement of George S. Sanders, dated as of December 31, 2008.(18)*

10.27	Amendment No. 1 to the Amended and Restated Employment Agreement of George S. Sanders.(19)*

10.28	Resignation and General Release Agreement, effective November 29, 2011, by and between Gary D. Cohen and The Finish Line, Inc.(30)*

10.29	Amended and Restated Employment Agreement of Samuel M. Sato, dated as of December 31, 2008.*

10.30	Amendment No. 1 to the Amended and Restated Employment Agreement of Samuel M. Sato.*

14	Code of Ethics of The Finish Line, Inc., amended as of February 11, 2013.(31)

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Form 10-K for the year ended March 2, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.**

(1)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 31, 2008 and incorporated herein by reference.
(2)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 31, 2008 and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 14, 2009 and incorporated herein by reference.
(4)	Previously filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009 and incorporated herein by reference.
(5)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(6)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009 and incorporated herein by reference.
(7)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(8)	Previously filed as Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(9)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.
(10)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010 and incorporated herein by reference.
(11)	Previously filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010 and incorporated herein by reference.
(12)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011 and incorporated herein by reference.
(13)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.
(18)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011 and incorporated herein by reference.

(19)	Previously filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2011 and incorporated herein by reference.
(20)	Previously filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 and incorporated herein by reference.
(21)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 and incorporated herein by reference.
(22)	Previously filed as Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 and incorporated herein by reference.
(23)	Previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.
(24)	Previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.
(25)	Previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.
(27)	Previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.
(28)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 and incorporated herein by reference.
(29)	Previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 and incorporated herein by reference.
(30)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2011 and incorporated herein by reference.
(31)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 and incorporated herein by reference.

*	Management contract or compensatory plan, contract or arrangement.
**	Users of the XBRL-related information in Exhibit 101 of this Annual Report on Form 10-K are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date: April 29, 2013	By:	/S/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature to the Annual Report on Form 10-K appears below here by constitutes and appoints Glenn S. Lyon and Edward W. Wilhelm as such person’s true and lawful attorney-in-fact and agent with full power of substitution for such person and in such person’s name, place and stead, in any and all capacities, to sign and to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents in connection therewith, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said in attorney-in-fact and agent, or any substitute therefor, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2013	/s/ GLENN S. LYON
Glenn S. Lyon, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2013	/s/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2013	/s/ BEAU J. SWENSON
Beau J. Swenson, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 29, 2013	/s/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date: April 29, 2013	/s/ BILL KIRKENDALL
Bill Kirkendall, Director

Date: April 29, 2013	/s/ WILLIAM P. CARMICHAEL
William P. Carmichael, Director

Date: April 29, 2013	/s/ CATHERINE A. LANGHAM
Catherine A. Langham, Director

Date: April 29, 2013	/s/ DOLORES A. KUNDA
Dolores A. Kunda, Director

Date: April 29, 2013	/s/ NORMAN H. GURWITZ
Norman H. Gurwitz, Director

Date: April 29, 2013	/s/ RICHARD P. CRYSTAL
Richard P. Crystal, Director

Date: April 29, 2013	/s/ TORRENCE BOONE
Torrence Boone, Director

Exhibit Index

Exhibit Number	Description

4.1	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).

4.2	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).

4.3	Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).

4.4	Amendment No. 3 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).

10.9	The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.

10.10	Amendment No. 1 to The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.

10.29	Amended and Restated Employment Agreement of Samuel M. Sato, dated as of December 31, 2008.

10.30	Amendment No. 1 to the Amended and Restated Employment Agreement of Samuel M. Sato.

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Form 10-K for the year ended March 2, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.