Form 10-Q
period 2013-06-01
FINISH LINE INC /IN/
filed 2013-07-01
CIK 886137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Class A common stock outstanding at June 14, 2013: 49,065,661.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 1, 2013	June 2, 2012	March 2, 2013
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195,906	$261,958	$226,982
Accounts receivable, net	12,770	7,063	14,768
Merchandise inventories, net	292,551	236,545	243,770
Other	6,804	17,067	6,174

Total current assets	508,031	522,633	491,694
PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	42,466	41,774	42,460
Leasehold improvements	228,266	221,969	227,080
Furniture, fixtures and equipment	147,293	118,305	143,510
Construction in progress	39,039	17,300	36,339

	458,621	400,905	450,946
Less accumulated depreciation	275,028	263,156	270,345

	183,593	137,749	180,601
Deferred income taxes	13,512	16,674	12,018
Goodwill	21,544	8,503	13,888
Other intangible assets	550	550	550
Other assets, net	8,008	5,941	7,671

Total assets	$735,238	$692,050	$706,422

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 1, 2013	June 2, 2012	March 2, 2013
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$114,476	$87,645	$75,641
Employee compensation	11,951	9,667	15,579
Accrued property and sales tax	7,433	7,198	9,245
Income taxes payable	2,094	3,968	5,211
Deferred income taxes	6,661	6,554	7,239
Other liabilities and accrued expenses	20,047	17,370	21,122

Total current liabilities	162,662	132,402	134,037
Deferred credits from landlords	27,618	27,906	27,215
Other long-term liabilities	17,441	15,827	16,638
REDEEMABLE NONCONTROLLING INTEREST	3,097	5,795	3,669
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Class A:
Shares authorized—(June 1, 2013 – 110,000; June 2, 2012 – 100,000; March 2, 2013 – 110,000)
Shares issued—(June 1, 2013 – 60,145; June 2, 2012 – 58,903; March 2, 2013 – 59,587)
Shares outstanding—(June 1, 2013 – 48,243; June 2, 2012 – 49,508; March 2, 2013 – 48,193)	597	589	596
Class B:
Shares authorized—(June 1, 2013 – 0; June 2, 2012 – 10,000; March 2, 2013 – 0)
Shares issued and outstanding—(June 1, 2013 – 0; June 2, 2012 – 643; March 2, 2013 – 0)	—	6	—
Additional paid-in capital	218,348	212,955	217,045
Retained earnings	506,542	455,132	504,883
Treasury stock—(June 1, 2013 – 11,479; June 2, 2012 – 9,395; March 2, 2013 – 11,394)	(201,067)	(158,562)	(197,661)

Total shareholders’ equity	524,420	510,120	524,863

Total liabilities and shareholders’ equity	$735,238	$692,050	$706,422

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	June 1, 2013	June 2, 2012
Net sales	$351,054	$319,049
Cost of sales (including occupancy costs)	244,059	214,390

Gross profit	106,995	104,659
Selling, general and administrative expenses	99,356	84,846
Store closing costs	186	95

Operating income	7,453	19,718
Interest income, net	15	71

Income before income tax	7,468	19,789
Income tax expense	2,953	7,708

Net income	4,515	12,081
Net loss attributable to redeemable noncontrolling interest	561	197

Net income attributable to The Finish Line, Inc.	$5,076	$12,278

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.10	$0.24

Basic weighted average shares	48,281	50,694

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.10	$0.24

Diluted weighted average shares	48,732	51,403

Dividends declared per share	$0.07	$0.06

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	June 1, 2013	June 2, 2012
OPERATING ACTIVITIES:
Net income	$4,515	$12,081
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,757	6,919
Deferred income taxes	(2,072)	(300)
Share-based compensation	1,904	1,544
Loss on disposal of property and equipment	521	88
Excess tax benefits from share-based compensation	(1,383)	(4,617)
Changes in operating assets and liabilities:
Accounts receivable, net	2,040	1,978
Merchandise inventories, net	(45,498)	(16,140)
Other assets	(679)	(1,064)
Accounts payable	39,822	20,399
Employee compensation	(3,628)	(12,736)
Income taxes payable	(2,010)	(8,880)
Other liabilities and accrued expenses	(3,166)	(4,067)
Deferred credits from landlords	499	171

Net cash used in operating activities	(378)	(4,624)
INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(15,371)	(17,820)
Proceeds from disposals of property and equipment	31	27
Acquisitions, net of cash acquired	(8,315)	—

Net cash used in investing activities	(23,655)	(17,793)
FINANCING ACTIVITIES:
Dividends paid to shareholders	(3,376)	(3,108)
Proceeds from issuance of common stock	1,729	1,749
Excess tax benefits from share-based compensation	1,383	4,617
Purchase of treasury stock	(6,779)	(32,377)
Funding of related-party note receivable	—	(4,000)
Proceeds from sale of redeemable noncontrolling interest	—	10,000

Net cash used in financing activities	(7,043)	(23,119)

Net decrease in cash and cash equivalents	(31,076)	(45,536)
Cash and cash equivalents at beginning of period	226,982	307,494

Cash and cash equivalents at end of period	$195,906	$261,958

Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of June 1, 2013	$6,376	$—

Capital expenditures incurred but not yet paid as of March 2, 2013	$9,715	$—

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

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 2, 2013 (“fiscal 2013”), as filed with the Securities and Exchange Commission (“SEC”) on April 29, 2013.

Segment Information

The Company is a premium retailer of athletic shoes, apparel and accessories for men, women and kids, throughout the United States, through four operating segments, “brick and mortar” stores, digital (which includes internet, mobile and tablet), shops within department stores, and The Running Specialty Group (“Running Specialty”). Given the similar economic characteristics of “brick and mortar” stores, digital, and shops within department stores, which include a similar nature of products sold, type of customer, and method of distribution, and Running Specialty being immaterial, the Company’s operating segments are aggregated into one reportable segment. The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	June 1, 2013		June 2, 2012
Footwear	$315,878	90%	$282,544	89%
Softgoods	35,176	10%	36,505	11%

Total	$351,054	100%	$319,049	100%

Brick and mortar stores and digital are collectively referred to as “Finish Line” throughout this document.

Reclassification

Certain amounts in the June 2, 2012 financial statements have been reclassified to conform to the fiscal 2014 presentation.

2. Acquisitions

On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in Running Specialty. The Company remained majority owner with a 51% ownership. GCPI has the right to “put” and the Company has the right to “call” after March 4, 2017, under certain circumstances, the remaining 49% interest in Running Specialty at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note which is collateralized with GCPI’s interest in Running Specialty due March 31, 2021 or earlier depending on certain stipulated events in the control of GCPI. The promissory note calls for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI. The balance of the promissory note is $4.1 million, at June 1, 2013 and includes accrued interest and has been netted against the “redeemable noncontrolling interest.”

The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of redemption value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest, net of the $4.1 million promissory note and adjusted for cumulative earnings or loss allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid in capital. As of June 1, 2013 the redeemable noncontrolling interest is measured at historical cost basis. The loss allocation for the thirteen weeks ended June 1, 2013 and June 2, 2012 were $0.6 million and $0.2 million, respectively.

On October 6, 2012, Running Specialty acquired substantially all the assets and assumed certain liabilities of Run On, Inc., for a purchase price of $2.3 million, net of cash acquired, which was funded through the Company’s existing cash. As of the acquisition date, Run On, Inc. operated five specialty running shops in Texas. In addition to the cash consideration, the transaction included contingent consideration with an estimated fair value of $1.5 million which is included within other long-term liabilities. The Company determined the estimated fair values based on discounted cash flow analyses and estimates made by management.

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

The Company allocated the purchase price of each acquisition based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the purchase price for Run On, Inc. and The Roadrunner of Richmond, Inc. combined is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$5,497
Tangible assets, net of liabilities	299
Contingent consideration	(1,453)

Total purchase price	$4,343

On May 23, 2013, Running Specialty acquired substantially all the assets and assumed certain liabilities of The Running Company, LLC. (“Blue Mile”), for a purchase price of $2.0 million, $1.7 million of which was funded through the Company’s existing cash with a final payment due upon agreement of Blue Mile’s working capital as of May 23, 2013. As of the acquisition date, Blue Mile, operated six specialty running shops in Indiana and Kentucky.

The Company allocated the purchase price based upon the tangible and intangible assets acquired, net of liabilities. The preliminary allocation of the purchase price for Blue Mile is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$1,874
Tangible assets, net of liabilities	98

Total purchase price	$1,972

On May 31, 2013, Running Specialty acquired substantially all the assets and assumed certain liabilities of Boulder’s Heart & Sole, Inc. (“Boulder Running Company”), for a purchase price of $7.1 million, $6.4 million of which was funded through the Company’s existing cash with the final payment due upon agreement of Boulder Running Company’s working capital as of May 31, 2013. As of the acquisition date, Boulder Running Company operated three specialty running shops in Colorado.

The Company allocated the purchase price based upon the tangible and intangible assets acquired, net of liabilities. The preliminary allocation of the purchase price for Boulder Running Company is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$5,670
Tangible assets, net of liabilities	1,459

Total purchase price	$7,129

A reconciliation of goodwill is detailed below (in thousands):

Goodwill
Balance as of June 2, 2012:	$8,503
Acquisitions	5,385

Balance as of March 2, 2013:	13,888
Acquisitions	7,544
Other	112

Balance as of June 1, 2013:	$21,544

3. Fair Value Measurements

Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	At June 1, 2013			At June 2, 2012			At March 2, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Non-qualified deferred compensation plan	$5,214	$—	$—	$4,224	$—	$—	$4,940	$—	$—
Liabilities
Contingent consideration liability	$—	$—	$1,903	$—	$—	$—	$—	$—	$1,453

Included in Level 1 assets are mutual fund investments under a nonqualified compensation plan. The Company estimates the fair value of these investments on a recurring basis using readily available market prices.

The Company has two liabilities that are measured at fair value on a recurring basis related to the contingent consideration for $1.5 million and $0.5 million. The liabilities are adjusted to fair value each reporting period. The categorization of the framework used to price the liabilities is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair values.

There were no transfers into or out of Level 1, Level 2 or Level 3 assets or liabilities for any of the periods presented.

Level 3 Valuation Techniques

Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The following table provides a reconciliation of the Company’s Level 3 contingent consideration liabilities during the thirteen weeks ended June 1, 2013:

(in thousands)	Level 3 Liabilities
Balance as of March 2, 2013	$1,453
Contingent consideration from acquisition	450

Balance as of June 1, 2013	$1,903

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

Approximately $2.5 million in stand-by letters of credit were outstanding as of June 1, 2013 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of June 1, 2013. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $97.5 million as of June 1, 2013.

The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of June 1, 2013.

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

5. Start-Up Costs

The Company entered into a department license agreement and an on-line shop license agreement (the Agreements) with Macy’s, Inc. (Macy’s) whereby the Company will be the exclusive provider of men’s, women’s, and kid’s athletic shoes (Athletic Shoes) within Macy’s stores and macys.com. The Company’s responsibilities under the Agreements include merchandising and fulfillment of inventory at all of Macy’s locations, and in-store build out and staffing at approximately 450 of Macy’s locations. The Company has incurred start-up costs to accommodate a conversion of Macy’s Athletic Shoes assortments to Finish Line platforms. The Company took full control of Macy’s Athletic Shoes inventory at Macy’s department store locations as of April 14, 2013 and macys.com as of May 14, 2013. As a part of the conversion, the Company agreed to purchase certain of Macy’s Athletic Shoes at Macy’s original cost. The cash payment for this inventory is expected to be paid in the second quarter.

The charges from start-up costs related to the Agreements with Macy’s includes the following: freight and handling of inventory from Macy’s to the Company; leased warehouse space at a third party for sorting; and inventory reserves established for inventory purchased from Macy’s to record at the lower of cost or market.

For the thirteen weeks ended June 1, 2013 the Company incurred $5.8 million in start-up costs through “Cost of sales” and $2.2 million within “Selling, general and administrative expenses” within the Consolidated Statements of Income for a combined $8.0 million. No start-up costs were incurred during the thirteen weeks ended June 2, 2012.

6. Earnings Per Share

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

The following is a reconciliation of the numerators and denominators used in computing earnings per share attributable to the Company’s common shareholders (in thousands, except per share amounts):

	Thirteen Weeks Ended
	(unaudited)
	June 1, 2013	June 2, 2012
Net income attributable to The Finish Line, Inc.	$5,076	$12,278
Net income attributable to participating securities	60	98

Net income available to The Finish Line, Inc. shareholders	$5,016	$12,180

Basic earnings per share:
Weighted-average number of common shares outstanding	48,281	50,694
Basic earnings per share	$0.10	$0.24
Diluted earnings per share:
Weighted-average number of common shares outstanding	48,281	50,694
Stock options(a)	451	709

Diluted weighted-average number of common shares outstanding	48,732	51,403

Diluted earnings per share	$0.10	$0.24

(a)	The computation of diluted earnings per share excludes options to purchase approximately 0.5 million and 0.7 million shares of common stock in the thirteen weeks ended June 1, 2013 and June 2, 2012, respectively, because the impact of such options would have been anti-dilutive.

7. Common Stock

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

The Company purchased 366,057 shares at an average price of $18.52 per share for an aggregate amount of $6.8 million for the thirteen weeks ended June 1, 2013. As of June 1, 2013, there were 4,554,284 shares remaining available to repurchase under the Amended Plan.

The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On April 23, 2013, the Company announced a quarterly cash dividend of $0.07 per share of the Company’s Class A common shares. The Company declared dividends of $3.4 million during the thirteen weeks ended June 1, 2013. The cash dividends of $3.4 million were paid on June 17, 2013 to shareholders of record on May 31, 2013 and was included as of June 1, 2013 in “Other liabilities and accrued expenses” on the Company’s consolidated balance sheet. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

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

This quarterly report on Form 10-Q may contain certain statements that the Company believes is, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “future”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “should”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor);the availability and timely receipt of products; the ability to timely fulfill and ship products to customers; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending as well as increases in utility, freight, and product costs; product demand and market acceptance risks; deterioration of macro-economic and business conditions; the inability to locate and obtain or retain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing; the availability of products; loss of key employees; execution of strategic growth initiatives (including actual and potential mergers and acquisitions and other components of the Company’s capital allocation strategy); and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

General

The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, contained in the Company’s Annual Report on Form 10-K for the year ended March 2, 2013.

The Company is a premium retailer of athletic shoes, apparel and accessories for men, women and kids, throughout the United States, through four operating segments, “brick and mortar” stores, digital (which includes internet, mobile and tablet), shops within department stores, and The Running Specialty Group (“Running Specialty”). Brick and mortar stores and digital are collectively referred to as “Finish Line” throughout this document.

The following table sets forth store and square feet information for each of the following periods:

	Thirteen Weeks Ended
Number of Stores:	June 1, 2013	June 2, 2012
Finish Line:
Beginning of period	645	637
Opened	10	9
Closed	(4)	(6)

End of period	651	640

Branded shops within department stores:
Beginning of period	3	—
Opened	41	—
Closed	—	—

End of period	44	—

Running Specialty:
Beginning of period	27	19
Acquired	9	—
Opened	2	—
Closed	—	—

End of period	38	19

Total
Beginning of period	675	656
Acquired	9	—
Opened	53	9
Closed	(4)	(6)

End of period	733	659

	June 1, 2013	June 2, 2012
Square feet information as of:
Finish Line
Square feet at end of period	3,531,314	3,457,170
Average square feet per store	5,424	5,402
Branded shops within department stores
Square feet at end of period	41,995	—
Average square feet per store	954	—
Running Specialty
Square feet at end of period	117,614	57,302
Average square feet per store	3,095	3,016
Total

Square feet at end of period	3,690,923	3,514,472

Results of Operations

The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	June 1, 2013		June 2, 2012
	(unaudited)		(unaudited)
Footwear	$315,878	90%	$282,544	89%
Softgoods	35,176	10%	36,505	11%

Total	$351,054	100%	$319,049	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below.

	Thirteen Weeks Ended
	June 1, 2013	June 2, 2012
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales (including occupancy costs)	69.5	67.2

Gross profit	30.5	32.8
Selling, general and administrative expenses	28.3	26.6
Store closing costs	0.1	—

Operating income	2.1	6.2
Interest income, net	—	—

Income before income tax	2.1	6.2
Income tax expense	0.8	2.4

Net income	1.3	3.8
Net loss attributable to redeemable noncontrolling interest	0.1	0.1

Net income attributable to The Finish Line, Inc.	1.4%	3.9%

THIRTEEN WEEKS ENDED JUNE 1, 2013 COMPARED TO THIRTEEN WEEKS ENDED JUNE 2, 2012

Net Sales

	Thirteen Weeks Ended
	June 1, 2013	June 2, 2012
	(dollars in thousands)
	(unaudited)
Net sales	$351,054	$319,049
Comparable store sales increase	2.4%	8.0%

Net sales increased 10.0% for the thirteen weeks ended June 1, 2013 compared to the thirteen weeks ended June 2, 2012. The increase was attributable to a Finish Line comparable store sales increase of 2.4%, an increase in Running Specialty sales of $3.7 million, Finish Line non comparable store sales contributing $7.8 million due to 11 net additional stores for the thirteen weeks ended June 1, 2013 compared to June 2, 2012, and net sales associated with the shops within department stores of $13.1 million for the thirteen weeks ended June 1, 2013. The Finish Line comparable store sales increase of 2.4% was due to an increase in average dollar per transaction and an increase in both store and digital traffic, offset partially by a decrease in conversion.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended
	June 1, 2013	June 2, 2012
	(dollars in thousands)
	(unaudited)
Cost of sales (including occupancy costs)	$244,059	$214,390
Gross profit	$106,995	$104,659
Gross profit as a percentage of net sales	30.5%	32.8%

The 2.3% decrease in gross profit, as a percentage of net sales, for the thirteen weeks ended June 1, 2013 as compared to the thirteen weeks ended June 2, 2012 was primarily due to a 2.0% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.3% increase in occupancy costs. The 2.0% decrease in product margin, net of shrink, as a percentage of net sales, was due primarily to $5.8 million, or 1.6% of net sales, of start-up costs related to inventory reserves established for inventory purchased from Macy’s during the thirteen weeks ended June 1, 2013, as well as deeper markdowns taken at Finish Line to continue to adjust product assortment to customer demand. The 0.3% increase in occupancy costs, as a percentage of net sales, is primarily due to longer lease agreements entered into for the Company’s better performing stores within the last year.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended
	June 1, 2013	June 2, 2012
	(dollars in thousands)
	(unaudited)
Selling, general and administrative expenses	$99,356	$84,846
Selling, general and administrative expenses as a percentage of net sales	28.3%	26.6%

The $14.5 million increase in selling, general and administrative expenses for the thirteen weeks ended June 1, 2013 as compared to the thirteen weeks ended June 2, 2012 was primarily due to the following: 1.) $2.2 million, or 0.6% of net sales, in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear for the thirteen weeks ended June 1, 2013, 2.) investments to support the Company’s omni-channel strategy, 3.) variable costs in fulfillment, freight and payroll in conjunction with the 10.0% increase in consolidated net sales, and 4.) the initial ramp up of costs associated with building a team and infrastructure for the Macy’s business.

Store Closing Costs

	Thirteen Weeks Ended
	June 1, 2013	June 2, 2012
	(dollars in thousands)
	(unaudited)
Store closing costs	$186	$95
Store closing costs as a percentage of net sales	0.1%	—%
Number of stores closed	4	6

Store closing costs represent the non-cash write-off of any property and equipment upon a store closing.

Interest Income, Net

	Thirteen Weeks Ended
	June 1, 2013	June 2, 2012
	(dollars in thousands)
	(unaudited)
Interest income, net	$15	$71
Interest income, net as a percentage of net sales	—%	—%

The decrease of $0.1 million was due to lower invested balances during the thirteen weeks ended June 1, 2013 compared to the thirteen weeks ended June 2, 2012.

Income Tax Expense

	Thirteen Weeks Ended
	June 1, 2013	June 2, 2012
	(dollars in thousands)
	(unaudited)
Income tax expense	$2,953	$7,708
Income tax expense as a percentage of net sales	0.8%	2.4%
Effective income tax rate	39.5%	38.9%

The increase in the effective tax rate for the thirteen weeks ended June 1, 2013 compared to the thirteen weeks ended June 2, 2012 relates to the Company incurring additional expenses that are not deductible for income tax purposes for the period ended June 1, 2013 when compared to the period ended June 2, 2012.

Redeemable Noncontrolling Interest

	Thirteen Weeks Ended
	June 1, 2013	June 2, 2012
	(dollars in thousands)
	(unaudited)
Net loss attributable to redeemable noncontrolling interest	$561	$197

Net losses attributable to the redeemable noncontrolling interest for the thirteen weeks ended June 1, 2013 represents 49% of the loss before income tax generated by Running Specialty. Net losses attributable to the redeemable noncontrolling interest for the thirteen weeks ended June 2, 2012 represents 49% of the loss before income tax generated by Running Specialty since March 29, 2012, which was the date of the investment by GCPI SR LLC.

Net Income Attributable to The Finish Line, Inc.

	Thirteen Weeks Ended
	June 1, 2013	June 2, 2012
	(dollars in thousands)
	(unaudited)
Net income attributable to The Finish Line, Inc. shareholders	$5,076	$12,278
Net income attributable to The Finish Line, Inc. shareholders as a percentage of net sales	1.4%	3.9%
Net income attributable to The Finish Line, Inc. shareholders per diluted share	$0.10	$0.24

The $7.2 million decrease in net income attributable to The Finish Line, Inc. for the thirteen weeks ended June 1, 2013 compared to the thirteen weeks ended June 2, 2012 was primarily due to the $8.0 million of start-up costs ($4.9 million net of income taxes) along with the decrease in product margin as a percentage of net sales, and the investments to support the Company’s omni-channel strategy within selling, general and administrative expenses, partially offset by net sales improvement.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash-on-hand and cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	June 1, 2013	June 2, 2012	March 2, 2013
	(unaudited)	(unaudited)
Cash and cash equivalents	$195,906	$261,958	$226,982
Merchandise inventories, net	$292,551	$236,545	$243,770
Interest-bearing debt	$—	$—	$—
Working capital	$345,369	$390,231	$357,657

Operating Activities

Net cash used in operating activities during the thirteen weeks ended June 1, 2013 was $0.4 million compared to $4.6 million used for the thirteen weeks ended June 2, 2012. The decrease was primarily a result of a net decrease in the cash flow from working capital balances partially offset by a decrease in net income for the thirteen weeks ended June 1, 2013 compared to the thirteen weeks ended June 2, 2012. Cash and cash equivalents consist primarily of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. At June 1, 2013 substantially all of the Company’s cash was invested in deposit accounts at banks.

Consolidated inventories increased 23.7% at June 1, 2013 compared to June 2, 2012, and were 20.0% higher than at March 2, 2013. The increase over the prior year and prior quarter is primarily related to the purchase of Macy’s Athletic Shoes inventory, as well as the Company’s merchandise assortment within Macy’s, and to support positive Finish Line comparable store sales. Finish Line inventories increased 2.6% at June 1, 2013 compared to June 2, 2012 and were flat from March 2, 2013.

Investing Activities

Net cash used in investing activities for the thirteen weeks ended June 1, 2013 was $23.7 million compared to $17.8 million for the thirteen weeks ended June 2, 2012. The increase in cash used in investing activities was primarily a result of two acquisitions completed by Running Specialty for $8.3 million, partially offset by a decrease in capital expenditures of $2.4 million.

The Company intends to invest approximately $80-$90 million in capital expenditures during fiscal 2014. Of this amount, approximately $8-$10 million is intended for the construction of approximately 20-25 new Finish Line stores, and approximately $15-$17 million is intended for the remodeling or repositioning of 25-30 existing Finish Line stores with additional brand shops such as Finish Line’s Nike Track Club, Brand Jordan, as well as other key brand partnerships for “store-within-store” models. In addition, approximately $18 million is expected to be spent on building out shops within department stores. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flow. The remaining $39-$45 million to be invested is related primarily to projected capital expenditures of approximately $29-$32 million intended for IT infrastructure investments to support new supply chain and merchandise systems and approximately $4-$5 million intended for technology to support growth in Finish Line’s digital business and $6-$8 million to support Running Specialty new store growth which excludes acquisition capital.

Financing Activities

Net cash used in financing activities for the thirteen weeks ended June 1, 2013 was $7.0 million compared to $23.1 million for the thirteen weeks ended June 2, 2012. The $16.1 million reduction in cash used was primarily due to a reduction of $25.6 million of stock repurchases, offset partially by a $0.3 million increase in dividends paid, a decrease in excess tax benefits in connection with employee stock program of $3.2 million, and the sale of redeemable noncontrolling interest, net, of $6.0 million during the thirteen weeks ended June 2, 2012.

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

The Company purchased 366,057 shares at an average price of $18.52 per share for an aggregate amount of $6.8 million for the thirteen weeks ended June 1, 2013. As of June 1, 2013, there were 4,554,284 shares remaining available to repurchase under the Amended Plan.

The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On April 23, 2013, the Company announced a quarterly cash dividend of $0.07 per share of the Company’s Class A common shares. The Company declared dividends of $3.4 million during the thirteen weeks ended June 1, 2013. The cash dividends of $3.4 million were paid on June 17, 2013 to shareholders of record on May 31, 2013 and was included as of June 1, 2013 in “Other liabilities and accrued expenses” on the Company’s consolidated balance sheet. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

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

Contractual Obligations

The Company’s contractual obligations primarily consist of operating leases and purchase orders for merchandise inventory. For the thirteen weeks ended June 1, 2013, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended March 2, 2013, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings.)

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

For a discussion of the Company’s market risk associated with interest rates as of March 2, 2013, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the year ended March 2, 2013. For the thirteen weeks ended June 1, 2013, there has been no significant change in related market risk factors.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013. There has been no significant change to identified risk factors for the thirteen weeks ended June 1, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2011, the Company’s Board of Directors authorized the 2011 stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the program and authorized the repurchase of an additional 5,000,000 shares of the Company’s Class A common stock, which authorization shall expire on December 31, 2017. Information on the shares repurchased under the Company’s stock repurchase program during the thirteen weeks ended June 1, 2013 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
March (3/3/13 – 4/6/13)	366,057	$18.52	366,057	4,554,284
April (4/7/13 – 5/4/13)	—	$—	—	4,554,284
May (5/5/13 – 6/1/13)	—	$—	—	4,554,284

	366,057	$18.52	366,057

(1)	The average price paid per share includes any brokerage commissions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Retirement Agreement for Steven J. Schneider.

10.2	Retirement Agreement for George S. Sanders.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended June 1, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: July 1, 2013	By:	/S/ EDWARD W. WILHELM
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Retirement Agreement for Steven J. Schneider.

10.2	Retirement Agreement for George S. Sanders.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended June 1, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.