Form 10-Q
period 2013-08-31
FINISH LINE INC /IN/
filed 2013-09-27
CIK 886137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Shares of Class A common stock outstanding at September 13, 2013: 49,122,498

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 31, 2013	September 1, 2012	March 2, 2013
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203,832	$254,225	$226,982
Accounts receivable, net	14,355	9,228	14,768
Merchandise inventories, net	295,952	250,634	243,770
Other	9,497	16,514	6,174

Total current assets	523,636	530,601	491,694

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	42,490	42,308	42,460
Leasehold improvements	234,193	222,067	227,080
Furniture, fixtures and equipment	156,865	121,540	143,510
Construction in progress	48,558	35,832	36,339

	483,663	423,304	450,946
Less accumulated depreciation	281,213	265,765	270,345

	202,450	157,539	180,601

Deferred income taxes	10,965	17,508	12,018
Goodwill	21,544	8,503	13,888
Other intangible assets	550	550	550
Other assets, net	8,417	6,712	7,671

Total assets	$767,562	$721,413	$706,422

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 31, 2013	September 1, 2012	March 2, 2013
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$107,030	$78,304	$75,641
Employee compensation	19,148	16,870	15,579
Accrued property and sales tax	11,305	10,484	9,245
Income taxes payable	6,848	6,704	5,211
Deferred income taxes	6,453	7,403	7,239
Other liabilities and accrued expenses	21,338	19,049	21,122

Total current liabilities	172,122	138,814	134,037

Deferred credits from landlords	28,544	26,748	27,215
Other long-term liabilities	17,131	15,970	16,638

REDEEMABLE NONCONTROLLING INTEREST	2,772	5,248	3,669

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Shares authorized— 110,000
Shares issued—(August 31, 2013 –60,145; September 1, 2012 – 59,573; March 2, 2013 – 59,587)
Shares outstanding—(August 31, 2013 – 48,276; September 1, 2012 – 50,216; March 2, 2013 – 48,193)	597	596	596
Additional paid-in capital	220,153	214,938	217,045
Retained earnings	529,626	477,064	504,883
Treasury stock—(August 31, 2013 – 11,482; September 1, 2012 – 9,357; March 2, 2013 – 11,394)	(203,383)	(157,965)	(197,661)

Total shareholders’ equity	546,993	534,633	524,863

Total liabilities and shareholders’ equity	$767,562	$721,413	$706,422

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Net sales	$436,030	$385,011	$787,083	$704,060
Cost of sales (including occupancy costs)	289,693	250,461	533,751	464,851

Gross profit	146,337	134,550	253,332	239,209

Selling, general and administrative expenses	103,455	94,711	202,811	179,557
Store closing costs	17	325	203	420

Operating income	42,865	39,514	50,318	59,232

Interest income, net	10	58	24	129

Income before income taxes	42,875	39,572	50,342	59,361

Income tax expense	16,682	15,136	19,635	22,844

Net income	26,193	24,436	30,707	36,517
Net loss attributable to redeemable noncontrolling interest	314	537	875	734

Net income attributable to The Finish Line, Inc.	$26,507	$24,973	$31,582	$37,251

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.54	$0.49	$0.65	$0.73

Basic weighted average shares	48,327	50,188	48,304	50,441

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.54	$0.49	$0.64	$0.72

Diluted weighted average shares	48,757	50,866	48,744	51,135

Dividends declared per share	$0.07	$0.06	$0.14	$0.12

See accompanying notes.

THE FINISH LINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Weeks Ended
	August 31, 2013	September 1, 2012
OPERATING ACTIVITIES:
Net income	$30,707	$36,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,949	14,083
Deferred income taxes	267	(285)
Share-based compensation	3,382	3,598
Loss on disposal of property and equipment	522	430
Excess tax benefits from share-based compensation	(2,108)	(2,033)
Changes in operating assets and liabilities:
Accounts receivable, net	455	(187)
Merchandise inventories, net	(48,899)	(30,229)
Other assets	(3,836)	46
Accounts payable	33,011	11,058
Employee compensation	2,671	(5,533)
Income taxes payable	3,517	(6,256)
Other liabilities and accrued expenses	2,026	867
Deferred credits from landlords	949	(988)

Net cash provided by operating activities	40,613	21,088

INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(43,206)	(45,142)
Proceeds from disposals of property and equipment	52	30
Acquisitions, net of cash acquired	(8,315)	—
Cash paid for investment	—	(1,000)

Net cash used in investing activities	(51,469)	(46,112)

FINANCING ACTIVITIES:
Dividends paid to shareholders	(6,756)	(6,138)
Proceeds from issuance of common stock	4,610	2,237
Excess tax benefits from share-based compensation	2,108	2,033
Purchase of treasury stock	(12,256)	(32,377)
Funding of related-party note receivable	—	(4,000)
Proceeds from sale of redeemable noncontrolling interest	—	10,000

Net cash used in financing activities	(12,294)	(28,245)

Net decrease in cash and cash equivalents	(23,150)	(53,269)
Cash and cash equivalents at beginning of period	226,982	307,494

Cash and cash equivalents at end of period	$203,832	$254,225

Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of August 31, 2013	$6,639	$—

Capital expenditures incurred but not yet paid as of March 2, 2013	$9,715	$—

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

	Thirteen Weeks Ended (unaudited)
Category	August 31, 2013		September 1, 2012
Footwear	$389,325	89%	$337,650	88%
Softgoods	46,705	11%	47,361	12%

Total	$436,030	100%	$385,011	100%

	Twenty-Six Weeks Ended (unaudited)
Category	August 31, 2013		September 1, 2012
Footwear	$705,176	90%	$620,208	88%
Softgoods	81,907	10%	83,852	12%

Total	$787,083	100%	$704,060	100%

Brick and mortar stores and digital are collectively referred to as “Finish Line” throughout this document.

Reclassification

Within the September 1, 2012 consolidated balance sheet, $2.3 million has been reclassified from deferred credits from landlords to other long-term liabilities to conform to the fiscal 2014 presentation.

2. Acquisitions

On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in Running Specialty. The Company remained majority owner with a 51% ownership. GCPI has the right to “put” and the Company has the right to “call” after March 4, 2017, under certain circumstances, the remaining 49% interest in Running Specialty at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note which is collateralized with GCPI’s interest in Running Specialty due March 31, 2021 or earlier depending on certain stipulated events in the control of GCPI. The promissory note calls for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI. The balance of the promissory note is $4.1 million, at August 31, 2013, and includes accrued interest and has been netted against the “redeemable noncontrolling interest.”

The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of redemption value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest, net of the $4.1 million promissory note and adjusted for cumulative earnings or loss allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid in capital. As of August 31, 2013, the redeemable noncontrolling interest is measured at historical cost basis. The loss allocation for the twenty-six weeks ended August 31, 2013 and September 1, 2012 were $0.9 million and $0.7 million, respectively.

On October 6, 2012, Running Specialty acquired substantially all the assets and assumed certain liabilities of Run On, Inc., for a purchase price of $2.3 million, net of cash acquired, which was funded through the Company’s existing cash. As of the acquisition date, Run On, Inc. operated five specialty running shops in Texas. In addition to the cash consideration, the transaction included contingent consideration with an estimated fair value of $1.5 million which is included within other long-term liabilities. The Company determined the estimated fair value based on discounted cash flow analyses and estimates made by management.

On December 31, 2012, Running Specialty acquired substantially all the assets and assumed certain liabilities of The Roadrunner of Richmond, Inc., which operated one specialty running shop in Virginia.

The Company allocated the purchase price of each acquisition based upon the tangible and intangible assets acquired, net of liabilities. The combined allocation of the purchase price for Run On, Inc. and The Roadrunner of Richmond, Inc. is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$5,497
Tangible assets, net of liabilities	299
Contingent consideration	(1,453)

Total purchase price	$4,343

On May 23, 2013, Running Specialty acquired substantially all the assets and assumed certain liabilities of The Running Company, LLC (“Blue Mile”), for a purchase price of $2.0 million, $1.7 million of which was funded through the Company’s existing cash with a final payment due upon agreement of Blue Mile’s working capital as of May 23, 2013. As of the acquisition date, Blue Mile operated six specialty running shops in Indiana and Kentucky.

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

The Company allocated the purchase price based upon the tangible and intangible assets acquired, net of liabilities. The preliminary allocation of the purchase price for Boulder Running Company is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$5,670
Tangible assets, net of liabilities	1,459

Total purchase price	$7,129

A reconciliation of goodwill is detailed below (in thousands):

Goodwill
Balance as of September 1, 2012:	$8,503
Acquisitions	5,385

Balance as of March 2, 2013:	13,888
Acquisitions	7,544
Other	112

Balance as of August 31, 2013:	$21,544

3. Fair Value Measurements

Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	At August 31, 2013			At September 1, 2012			At March 2, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets

Non-qualified deferred compensation plan	$5,238	$—	$—	$4,630	$—	$—	$4,940	$—	$—
Liabilities

Contingent consideration liability	$—	$—	$1,903	$—	$—	$—	$—	$—	$1,453

Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. The Company estimates the fair value of these investments on a recurring basis using readily available market prices.

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

The following table provides a reconciliation of the Company’s Level 3 contingent consideration liabilities during the twenty-six weeks ended August 31, 2013:

(in thousands)	Level 3 Liabilities
Balance as of March 2, 2013	$1,453
Contingent consideration from acquisition	450

Balance as of August 31, 2013	$1,903

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

Approximately $2.5 million in stand-by letters of credit were outstanding as of August 31, 2013 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of August 31, 2013. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $97.5 million as of August 31, 2013.

The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of August 31, 2013.

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

5. Start-Up Costs

The Company entered into a department license agreement and an on-line shop license agreement (the “Agreements”) with Macy’s, Inc. (“Macy’s”) whereby the Company will be the exclusive provider of men’s, women’s, and kid’s athletic shoes (“Athletic Shoes”) within Macy’s stores and macys.com. The Company will merchandise and fulfill inventory at all of Macy’s locations, and perform in-store build out and staffing at up to approximately 450 of Macy’s locations. The Company has incurred start-up costs to accommodate a conversion of Macy’s Athletic Shoes assortments to Finish Line platforms. The Company took full control of Macy’s Athletic Shoes inventory at Macy’s department store locations as of April 14, 2013 and macys.com as of May 14, 2013. As a part of the conversion, the Company agreed to purchase certain of Macy’s Athletic Shoes at Macy’s original cost. The Company paid cash for the inventory during the second quarter ended August 31, 2013.

The charges from start-up costs related to the Agreements with Macy’s includes the following: freight and handling of inventory from Macy’s to the Company; leased warehouse space at a third party for sorting; and inventory reserves established for inventory purchased from Macy’s to record at the lower of cost or market.

For the twenty-six weeks ended August 31, 2013, the Company incurred $5.8 million in start-up costs through “Cost of sales” and $2.2 million within “Selling, general and administrative expenses” within the Consolidated Statements of Income for a combined $8.0 million. No start-up costs were incurred during the thirteen and twenty-six weeks ended September 1, 2012 or for the thirteen weeks ended August 31, 2013.

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

The following is a reconciliation of the numerators and denominators used in computing earnings per share attributable to the Company’s common shareholders (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	(unaudited)		(unaudited)
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Net income attributable to The Finish Line, Inc.	$26,507	$24,973	$31,582	$37,251
Net income attributable to participating securities	316	202	375	300

Net income available to The Finish Line, Inc. shareholders	$26,191	$24,771	$31,207	$36,951

Basic earnings per share:
Weighted-average number of common shares outstanding	48,327	50,188	48,304	50,441
Basic earnings per share	$0.54	$0.49	$0.65	$0.73
Diluted earnings per share:
Weighted-average number of common shares outstanding	48,327	50,188	48,304	50,441
Stock options(a)	430	678	440	694

Diluted weighted-average number of common shares outstanding	48,757	50,866	48,744	51,135

Diluted earnings per share	$0.54	$0.49	$0.64	$0.72

(a)	The computation of diluted earnings per share excludes options to purchase approximately 1.3 million and 0.9 million shares of common stock in the thirteen weeks ended August 31, 2013 and September 1, 2012, respectively, and 1.3 million and 0.8 million shares of common stock in the twenty-six weeks ended August 31, 2013 and September 1, 2012, respectively, because the impact of such options would have been anti-dilutive.

7. Common Stock

On July 21, 2011, the Company’s Board of Directors authorized a stock repurchase program (the “2011 stock repurchase program”) to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the program (the “Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s Class A common stock, which authorization shall expire on December 31, 2017.

The Company purchased 615,877 shares at an average price of $19.90 per share for an aggregate amount of $12.3 million for the twenty-six weeks ended August 31, 2013. As of August 31, 2013, there were 4,304,464 shares remaining available to repurchase under the Amended Program.

The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On July 18, 2013, the Company announced a quarterly cash dividend of $0.07 per share of the Company’s Class A common stock. The Company declared dividends of $3.4 million during the thirteen weeks ended August 31, 2013. The cash dividends of $3.4 million were paid on September 16, 2013 to shareholders of record on August 30, 2013 and was included as of August 31, 2013 in “Other liabilities and accrued expenses” on the Company’s consolidated balance sheet. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

8. Commitments and Contingencies

Demandware, Inc. (the “Plaintiff”) filed an action against The Finish Line, Inc. in the United States District Court for the Southern District of New York on or about August 12, 2013, alleging breach of contract as it relates to the parties’ engagement to replace Finish Line’s web commerce platform. Plaintiff’s lawsuit seeks $6.6 million in alleged damages, as well as costs and attorney fees and other specified relief to be determined by the court. The possible range of loss for such contingency varies from zero to the extent of any judgment which may be rendered by the court. The Company intends to vigorously defend itself in this matter. The Company does not believe this matter is likely to have a material adverse impact on its consolidated results of operations, liquidity, or financial condition.

The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q may contain certain statements that the Company believes is, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include, but are not limited to, phrases such as “believe”, “expect”, “future”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “should”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); the availability and timely receipt of products; the ability to timely fulfill and ship products to customers; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending as well as increases in utility, freight, and product costs; product demand and market acceptance risks; deterioration of macro-economic and business conditions; the inability to locate and obtain or retain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing; the availability of products; loss of key employees; execution of strategic growth initiatives (including actual and potential mergers and acquisitions and other components of the Company’s capital allocation strategy); and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

The following table sets forth store and square feet information for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Number of Stores:	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Finish Line:
Beginning of period	651	640	645	637
Opened	9	4	19	13
Closed	(1)	(6)	(5)	(12)

End of period	659	638	659	638

Branded shops within department stores:
Beginning of period	44	—	3	—
Opened	89	—	130	—
Closed	—	—	—	—

End of period	133	—	133	—

Running Specialty:
Beginning of period	38	19	27	19
Acquired	—	—	9	—
Opened	1	—	3	—
Closed	—	—	—	—

End of period	39	19	39	19

Total:
Beginning of period	733	659	675	656
Acquired	—	—	9	—
Opened	99	4	152	13
Closed	(1)	(6)	(5)	(12)

End of period	831	657	831	657

	August 31, 2013	September 1, 2012
Square feet information as of:
Finish Line:
Square feet	3,571,267	3,449,041
Average store size	5,419	5,406
Branded shops within department stores:
Square feet at end of period	158,948	—
Average square feet per store	1,195	—
Running Specialty:
Square feet	119,964	60,436
Average store size	3,076	3,181
Total:

Square feet	3,850,179	3,509,477

Results of Operations

The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended (unaudited)
Category	August 31, 2013		September 1, 2012
Footwear	$389,325	89%	$337,650	88%
Softgoods	46,705	11%	47,361	12%

Total	$436,030	100%	$385,011	100%

	Twenty-Six Weeks Ended (unaudited)
Category	August 31, 2013		September 1, 2012
Footwear	$705,176	90%	$620,208	88%
Softgoods	81,907	10%	83,852	12%

Total	$787,083	100%	$704,060	100%

The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for the periods indicated below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	66.4	65.0	67.8	66.0

Gross profit	33.6	35.0	32.2	34.0
Selling, general and administrative expenses	23.8	24.6	25.8	25.5
Store closing costs	—	0.1	—	0.1

Operating income	9.8	10.3	6.4	8.4
Interest income, net	—	—	—	—

Income before income tax	9.8	10.3	6.4	8.4
Income tax expense	3.8	3.9	2.5	3.2

Net income	6.0	6.4	3.9	5.2
Net loss attributable to redeemable noncontrolling interest	—	0.1	0.1	0.1

Net income attributable to The Finish Line, Inc.	6.0%	6.5%	4.0%	5.3%

THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 31, 2013 COMPARED TO THE THIRTEEN AND TWENTY-SIX WEEKS ENDED SEPTEMBER 1, 2012

Net Sales

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Net sales	$436,030	$385,011	$787,083	$704,060
Comparable store sales increase:	0.9%	12.3%	1.6%	10.3%

Net sales increased 13.3% for the thirteen weeks ended August 31, 2013 compared to the thirteen weeks ended September 1, 2012. The increase was attributable to a Finish Line comparable store sales increase of 0.9%, an increase in Running Specialty sales of $7.6 million, new Finish Line non comparable store sales contributing $12.8 million due to 21 net additional stores for the thirteen weeks ended August 31, 2013 compared to September 1, 2012, and net sales associated with the shops within department stores of $30.4 million for the thirteen weeks ended August 31, 2013. The Finish Line comparable store sales increase of 0.9% is due to an increase in average dollar per transaction and digital traffic, offset partially by a decrease in store traffic and conversion.

Net sales increased 11.8% for the twenty-six weeks ended August 31, 2013 compared to the twenty-six weeks ended September 1, 2012. The increase was attributable to a Finish Line comparable store sales increase of 1.6%, an increase in Running Specialty sales of $11.3 million, new Finish Line non comparable store sales contributing $20.7 million due to 21 net additional stores for the twenty-six weeks ended August 31, 2013 compared to September 1, 2012, and net sales associated with the shops within department stores of $43.5 million for the twenty-six weeks ended August 31, 2013. The Finish Line comparable store sales increase of 1.6% is due to an increase in average dollar per transaction and an increase in both digital and store traffic, offset partially by a decrease in conversion.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Cost of sales (including occupancy costs)	$289,693	$250,461	$533,751	$464,851
Gross profit	$146,337	$134,550	$253,332	$239,209
Gross profit as a percentage of net sales	33.6%	35.0%	32.2%	34.0%

The 1.4% decrease in gross profit, as a percentage of net sales, for the thirteen weeks ended August 31, 2013 as compared to the thirteen weeks ended September 1, 2012 was primarily due to a 1.1% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.3% increase in occupancy costs, as a percentage of net sales. The 1.1% decrease in product margin, net of shrink, as a percentage of net sales, was due primarily to higher markdowns as the Company continues to adjust product assortments to meet customer demand. The 0.3% increase in occupancy costs, as a percentage of net sales, is primarily due to longer lease agreements entered into for the Company’s better performing stores within the last year.

The 1.8% decrease in gross profit, as a percentage of net sales, for the twenty-six weeks ended August 31, 2013 as compared to the twenty-six weeks ended September 1, 2012 was primarily due to a 1.5% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.3% increase in occupancy costs, as a percentage of net sales. The 1.5% decrease in product margin, net of shrink, as a percentage of net sales, was due primarily to $5.8 million, or 0.8% of net sales, of start-up costs related to inventory reserves established for inventory purchased from Macy’s during the twenty-six weeks ended August 31, 2013, as well as higher markdowns as the Company continues to adjust product assortments to meet customer demands. The 0.3% increase in occupancy costs, as a percentage of net sales, is primarily due to longer lease agreements entered into for the Company’s better performing stores within the last year.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Selling, general and administrative expenses	$103,455	$94,711	$202,811	$179,557
Selling, general and administrative expenses as a percentage of net sales	23.8%	24.6%	25.8%	25.5%

The $8.7 million increase in selling, general and administrative expenses for the thirteen weeks ended August 31, 2013 as compared to the thirteen weeks ended September 1, 2012 was primarily due to the following: 1.) investments to support the Company’s omni-channel strategy, and 2.) variable costs in fulfillment, freight and payroll in conjunction with the 13.3% increase in consolidated net sales.

The $23.3 million increase in selling, general and administrative expenses for the twenty-six weeks ended August 31, 2013 as compared to the twenty-six weeks ended September 1, 2012 was primarily due to the following: 1.) $2.2 million, or 0.3% of net sales, in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear for the twenty-six weeks ended August 31, 2013, 2.) investments to support the Company’s omni-channel strategy, 3.) variable costs in fulfillment, freight and payroll in conjunction with the 11.8% increase in consolidated net sales, and 4.) the initial ramp up of costs associated with building a team and infrastructure for the Macy’s business.

Store Closing Costs

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Store closing costs	$17	$325	$203	$420
Store closing costs as a percentage of net sales	—%	0.1%	—%	0.1%
Number of stores closed	1	6	5	12

Store closing costs represent the non-cash write-off of any property and equipment upon a store closing.

Interest Income, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Interest income, net	$10	$58	$24	$129
Interest income, net as a percentage of net sales	—%	—%	—%	—%

The decrease of $0.1 million during the thirteen and twenty-six weeks ended August 31, 2013 compared to thirteen and twenty-six weeks ended September 1, 2012, respectively, was due to lower invested balances.

Income Tax Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Income tax expense	$16,682	$15,136	$19,635	$22,844
Income tax expense as a percentage of net sales	3.8%	3.9%	2.5%	3.2%
Effective income tax rate	38.9%	38.2%	39.0%	38.5%

The increase in the effective tax rate for the thirteen and twenty-six weeks ended August 31, 2013 compared to the thirteen and twenty-six weeks ended September 1, 2012 relates to the Company incurring additional expenses that are not deductible for income tax purposes.

Redeemable Noncontrolling Interest

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
	(dollars in thousands)		(dollars in thousands)
	(unaudited)		(unaudited)
Net loss attributable to redeemable noncontrolling interest	$314	$537	$875	$734
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	—%	0.1%	0.1%	0.1%

Net losses attributable to the redeemable noncontrolling interest for both the thirteen and twenty-six weeks ended August 31, 2013 represents 49% of the net loss generated by Running Specialty for such periods. Net losses attributable to the redeemable noncontrolling interest for the twenty-six weeks ended September 1, 2012 represents 49% of the net loss generated by Running Specialty since March 29, 2012, which was the date of the investment by GCPI SR LLC.

Net Income Attributable to The Finish Line, Inc.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Net income attributable to The Finish Line, Inc. shareholders	$26,507	$24,973	$31,582	$37,251
Net income attributable to The Finish Line, Inc. shareholders as a percentage of net sales	6.0%	6.5%	4.0%	5.3%
Net income attributable to The Finish Line, Inc. shareholders per diluted share	$0.54	$0.49	$0.64	$0.72

The $1.5 million increase in net income attributable to The Finish Line, Inc. for the thirteen weeks ended August 31, 2013 compared to the thirteen weeks ended September 1, 2012 was primarily due to a 13.3% increase in net sales partially offset by a decrease in product margin, as a percentage of sales, and the investments to support the Company’s omni-channel strategy within selling, general, and administrative expenses.

The $5.7 million decrease in net income attributable to The Finish Line, Inc. for the twenty-six weeks ended August 31, 2013 compared to the twenty-six weeks ended September 1, 2012 was primarily due to the $8.0 million of start-up costs ($4.9 million net of income taxes) along with a decrease in product margin as a percentage of net sales, and the investments to support the Company’s omni-channel strategy within selling, general and administrative expenses, partially offset by net sales improvement.

Liquidity and Capital Resources

The Company’s primary source of working capital is cash-on-hand and cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	August 31, 2013	September 1, 2012	March 2, 2013
	(unaudited)	(unaudited)
Cash and cash equivalents	$203,832	$254,225	$226,982
Merchandise inventories, net	$295,952	$250,634	$243,770
Interest-bearing debt	$—	$—	$—
Working capital	$351,514	$391,787	$357,657

Operating Activities

Net cash provided by operating activities during the twenty-six weeks ended August 31, 2013 was $40.6 million compared to $21.1 million for the twenty-six weeks ended September 1, 2012. The increase was primarily a result of a net increase in the cash flow from working capital balances partially offset by a decrease in net income for the twenty-six weeks ended August 31, 2013 compared to the twenty-six weeks ended September 1, 2012. Cash and cash equivalents consist primarily of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. At August 31, 2013, substantially all of the Company’s cash was invested in deposit accounts at banks.

Consolidated inventories increased 18.1% at August 31, 2013 compared to September 1, 2012, and were 21.4% higher than at March 2, 2013. The increase over the prior year and prior year quarter is primarily related to the purchase of Macy’s Athletic Shoes inventory, as well as the Company’s merchandise assortment within Macy’s. Finish Line inventories decreased 0.5% at August 31, 2013 compared to September 1, 2012 and increased 2.9% from March 2, 2013.

Investing Activities

Net cash used in investing activities for the twenty-six weeks ended August 31, 2013 was $51.5 million compared to $46.1 million for the twenty-six weeks ended September 1, 2012. The increase in cash used in investing activities was primarily a result of two acquisitions completed by Running Specialty for $8.3 million, partially offset by a decrease in capital expenditures of $1.9 million.

The Company intends to invest approximately $80-$90 million in capital expenditures during fiscal 2014. Of this amount, approximately $8-$9 million is intended for the construction of approximately 20-25 new Finish Line stores, and approximately $14-$15 million is intended for the remodeling or repositioning of 25-30 existing Finish Line stores with additional brand shops such as Finish Line’s Nike Track Club, Brand Jordan, as well as other key brand partnerships for “store-within-store” models. In addition, approximately $18 million is expected to be spent on building out shops within department stores. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flow. The remaining $40-$48 million to be invested is related primarily to projected capital expenditures of approximately $32-$38 million intended for IT infrastructure investments to support new supply chain and merchandise systems and approximately $2-$3 million intended for technology to support growth in Finish Line’s digital business and $6-$7 million to support Running Specialty new store growth which excludes acquisition capital.

Financing Activities

Net cash used in financing activities for the twenty-six weeks ended August 31, 2013 was $12.3 million compared to $28.2 million for the twenty-six weeks ended September 1, 2012. The $16.0 million reduction in cash used was primarily due to a reduction of $20.1 million of stock repurchases, offset partially by a $2.4 million increase in proceeds from the issuance of common stock, and the sale of redeemable noncontrolling interest, net, of $6.0 million during the twenty-six weeks ended September 1, 2012.

On July 21, 2011, the Company’s Board of Directors authorized a stock repurchase program (the “2011 stock repurchase program”) to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the program (the “Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s Class A common stock, which authorization shall expire on December 31, 2017.

The Company purchased 615,877 shares at an average price of $19.90 per share for an aggregate amount of $12.3 million for the twenty-six weeks ended August 31, 2013. As of August 31, 2013, there were 4,304,464 shares remaining available to repurchase under the Amended Program.

The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On July 18, 2013, the Company announced a quarterly cash dividend of $0.07 per share of the Company’s Class A common stock. The Company declared dividends of $3.4 million during the thirteen weeks ended August 31, 2013. The cash dividends of $3.4 million were paid on September 16, 2013 to shareholders of record on August 30, 2013 and was included as of August 31, 2013 in “Other liabilities and accrued expenses” on the Company’s consolidated balance sheet. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

Contractual Obligations

The Company’s contractual obligations primarily consist of operating leases and purchase orders for merchandise inventory. For the twenty-six weeks ended August 31, 2013, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended March 2, 2013, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings.)

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates the Company’s accounting policies, estimates and judgments, including those related to inventories, long–lived assets and contingencies. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk associated with interest rates as of March 2, 2013, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013. For the twenty-six weeks ended August 31, 2013, there has been no significant change in related market risk factors.

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

The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on the Company’s financial condition or results of operations

ITEM 1A.	RISK FACTORS

Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013. There has been no significant change to identified risk factors for the twenty-six weeks ended August 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2011, the Company’s Board of Directors authorized the 2011 stock repurchase program to repurchase up to 5,000,000 shares of the Company’s Class A common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the program and authorized the repurchase of an additional 5,000,000 shares of the Company’s Class A common stock, which authorization shall expire on December 31, 2017. Information on the shares repurchased under the Company’s stock repurchase program during the thirteen weeks ended August 31, 2013 is as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
June (6/2/13 – 7/6/13)	—	$—	—	4,554,284
July (7/7/13 – 8/3/13)	59,820	$21.99	59,820	4,494,464
August (8/4/13 – 8/31/13)	190,000	$21.90	190,000	4,304,464

	249,820	$21.92	249,820

(1)	The average price paid per share includes any brokerage commissions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Retirement Agreement for Steven J. Schneider (incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q for the period ending June 1, 2013).

10.2	Retirement Agreement for George S. Sanders (incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q for the period ending June 1, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended August 31, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date: September 27, 2013	By:	/s/ Edward Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Retirement Agreement for Steven J. Schneider (incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q for the period ending June 1, 2013).

10.2	Retirement Agreement for George S. Sanders (incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q for the period ending June 1, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended August 31, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.*

*	Users of the XBRL-related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or as a part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is unaudited and unreviewed.