Form 10-Q
period 2013-11-30
FINISH LINE INC /IN/
filed 2014-01-09
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 0-20184
______________________________________________
The Finish Line, Inc.
(Exact name of registrant as specified in its charter)
______________________________________________

Indiana	35-1537210
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3308 North Mitthoeffer Road Indianapolis, Indiana	46235
(Address of principal executive offices)	(zip code)
317-899-1022
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report.)
______________________________________________
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

Shares of Class A common stock outstanding at December 27, 2013: 49,053,145

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 30, 2013	December 1, 2012	March 2, 2013
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,916	$168,154	$226,982
Accounts receivable, net	12,340	12,025	14,768
Merchandise inventories, net	360,463	301,654	243,770
Income taxes receivable	16,228	10,417	—
Other	21,215	8,462	6,174
Total current assets	522,162	500,712	491,694

PROPERTY AND EQUIPMENT:
Land	1,557	1,557	1,557
Building	42,545	42,397	42,460
Leasehold improvements	240,430	228,647	227,080
Furniture, fixtures and equipment	164,709	126,418	143,510
Construction in progress	50,824	38,149	36,339
	500,065	437,168	450,946
Less accumulated depreciation	286,877	269,198	270,345
	213,188	167,970	180,601

Deferred income taxes	3,640	18,926	12,018
Goodwill	24,035	14,763	13,888
Other intangible assets	550	550	550
Other assets, net	9,995	6,864	7,671
Total assets	$773,570	$709,785	$706,422

See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 30, 2013	December 1, 2012	March 2, 2013
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$122,071	$92,956	$75,641
Employee compensation	17,588	15,425	15,579
Accrued property and sales tax	9,526	8,212	9,245
Income taxes payable	—	—	5,211
Deferred income taxes	8,060	8,997	7,239
Other liabilities and accrued expenses	23,511	20,019	21,122
Total current liabilities	180,756	145,609	134,037
Deferred credits from landlords	28,639	28,138	27,215
Other long-term liabilities	17,465	18,463	16,638

REDEEMABLE NONCONTROLLING INTEREST	2,034	4,535	3,669
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value
Shares authorized— 110,000
Shares issued—(November 30, 2013 –60,145; December 1, 2012 and March 2, 2013 – 59,587)
Shares outstanding—(November 30, 2013 – 48,254; December 1, 2012 – 49,262; March 2, 2013 – 48,193)	597	596	596
Additional paid-in capital	221,886	216,657	217,045
Retained earnings	528,526	473,921	504,883
Treasury stock—(November 30, 2013 – 11,504; December 1, 2012 – 10,325; March 2, 2013 – 11,394)	(206,333)	(178,134)	(197,661)
Total shareholders’ equity	544,676	513,040	524,863
Total liabilities and shareholders’ equity	$773,570	$709,785	$706,422
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net sales	$364,455	$296,623	$1,151,538	$1,000,683
Cost of sales (including occupancy costs)	256,607	206,833	790,358	671,684
Gross profit	107,848	89,790	361,180	328,999

Selling, general and administrative expenses	104,092	91,447	306,903	271,004
Store closing costs	166	1	369	421
Impairment charges	841	—	841	—
Operating income (loss)	2,749	(1,658)	53,067	57,574

Interest income, net	3	38	27	167
Income (loss) before income taxes	2,752	(1,620)	53,094	57,741

Income tax expense (benefit)	1,161	(811)	20,796	22,033
Net income (loss)	1,591	(809)	32,298	35,708
Net loss attributable to redeemable noncontrolling interest	727	702	1,602	1,436
Net income (loss) attributable to The Finish Line, Inc.	$2,318	$(107)	$33,900	$37,144

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.05	$—	$0.69	$0.73
Basic weighted average shares	48,330	49,949	48,313	50,277
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.05	$—	$0.69	$0.72
Diluted weighted average shares	48,709	49,949	48,733	50,977
Dividends declared per share	$0.07	$0.06	$0.21	$0.18
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 30, 2013	December 1, 2012
OPERATING ACTIVITIES:
Net income	$32,298	$35,708
Adjustments to reconcile net income to net cash used in operating activities:
Impairment charges	841	—
Depreciation and amortization	26,543	21,160
Deferred income taxes	9,199	(109)
Share-based compensation	4,717	5,391
Loss on disposal of property and equipment	888	570
Excess tax benefits from share-based compensation	(2,808)	(2,372)
Changes in operating assets and liabilities:
Accounts receivable, net	2,494	(2,967)
Merchandise inventories, net	(112,775)	(80,352)
Other assets	(16,670)	7,927
Accounts payable	49,293	23,786
Employee compensation	2,009	(6,997)
Income taxes receivable/payable	(19,180)	(24,103)
Other liabilities and accrued expenses	1,978	(880)
Deferred credits from landlords	1,424	692
Net cash used in operating activities	(19,749)	(22,546)
INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(65,555)	(62,061)
Proceeds from disposals of property and equipment	53	67
Acquisitions, net of cash acquired	(11,693)	(2,256)
Cash paid for investment	—	(1,000)
Net cash used in investing activities	(77,195)	(65,250)
FINANCING ACTIVITIES:
Dividends paid to shareholders	(10,178)	(9,176)
Proceeds from issuance of common stock	6,734	2,879
Excess tax benefits from share-based compensation	2,808	2,372
Purchase of treasury stock	(17,486)	(53,619)
Funding of related-party note receivable	—	(4,000)
Proceeds from sale of redeemable noncontrolling interest	—	10,000
Net cash used in financing activities	(18,122)	(51,544)
Net decrease in cash and cash equivalents	(115,066)	(139,340)
Cash and cash equivalents at beginning of period	226,982	307,494
Cash and cash equivalents at end of period	$111,916	$168,154
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of November 30, 2013 and December 1, 2012	$4,866	$630
Capital expenditures incurred but not yet paid as of March 2, 2013 and March 3, 2012	$9,715	$—
See accompanying notes.

THE FINISH LINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of The Finish Line, Inc., along with its consolidated subsidiaries (individually and collectively referred to as the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Intercompany accounts and transactions have been eliminated in consolidation.
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
Segment Information
The Company is a premium retailer of athletic shoes, apparel and accessories for men, women and kids, throughout the United States, through four operating segments: brick and mortar stores, digital (which includes internet, mobile and tablet), shops within department stores, and The Running Specialty Group (“Running Specialty”). Given the similar economic characteristics of brick and mortar stores, digital, and shops within department stores, which include a similar nature of products sold, type of customer, and method of distribution, and Running Specialty being immaterial, the Company’s operating segments are aggregated into one reportable segment. The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended (unaudited)
Category	November 30, 2013		December 1, 2012
Footwear	$305,787	84%	$240,162	81%
Softgoods	58,668	16%	56,461	19%
Total	$364,455	100%	$296,623	100%

	Thirty-Nine Weeks Ended (unaudited)
Category	November 30, 2013		December 1, 2012
Footwear	$1,010,860	88%	$860,421	86%
Softgoods	140,678	12%	140,262	14%
Total	$1,151,538	100%	$1,000,683	100%
The brick and mortar stores and digital operating segments are collectively referred to as “Finish Line” throughout this document.

2. Acquisitions and Goodwill
On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in Running Specialty. The Company remained majority owner with a 51% ownership. GCPI has the right to “put” and the Company has the right to “call” after March 4, 2017, under certain circumstances, the remaining 49% interest in Running Specialty at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note, which is collateralized with GCPI’s interest in Running Specialty, due March 31, 2021 or earlier depending on certain stipulated events in the control of GCPI. The promissory note calls for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI. The balance of the promissory note is $4.1 million, at November 30, 2013, and includes accrued interest and has been netted against the “redeemable noncontrolling interest.”
During the thirty-nine weeks ended November 30, 2013, the Company completed three individually immaterial acquisitions for total consideration of $11.8 million, net of cash acquired, which were funded through the Company's existing cash. In addition to the cash consideration, the transactions included aggregate contingent consideration with an estimated fair value of $0.5 million, which is included within other long-term liabilities. The Company determined the estimated fair value based on discounted cash flow analyses and estimates made by management. The entities acquired operated 13 specialty running shops in Ohio, Kentucky, Indiana and Colorado. In connection with these acquisitions, the Company recorded goodwill of $10.0 million during the thirty-nine weeks ended November 30, 2013. Goodwill is deductible for U.S. federal income tax purposes.
The Company allocated the aggregated purchase price based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the purchase price for acquisitions is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$10,035
Tangible assets, net of liabilities	2,246
Contingent consideration	(450)
Total purchase price	$11,831

During the fifty-two weeks ended March 2, 2013, the Company completed two individually immaterial acquisitions for total consideration of $4.2 million, net of cash acquired, which operated six specialty running shops in Texas and Virginia. In connection with these acquisitions, the company recorded goodwill of $5.4 million during the fifty-two weeks ended March 2, 2013.
The Company allocated the aggregated purchase price based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the purchase price is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$5,385
Tangible assets, net of liabilities	299
Contingent consideration	(1,453)
Total purchase price	$4,231
A reconciliation of goodwill is detailed below (in thousands):

Goodwill
Balance as of March 3, 2012:	$8,503
Acquisitions	5,385
Balance as of March 2, 2013:	13,888
Acquisitions	10,035
Other	112
Balance as of November 30, 2013:	$24,035

3. Fair Value Measurements
Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	At November 30, 2013			At December 1, 2012			At March 2, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Non-qualified deferred compensation plan	$5,693	$—	$—	$4,691	$—	$—	$4,940	$—	$—
Liabilities
Contingent consideration liability	$—	$—	$1,903	$—	$—	$3,621	$—	$—	$1,453
Included in Level 1 assets are mutual fund investments under a nonqualified deferred compensation plan. The Company estimates the fair value of these investments on a recurring basis using readily available market prices.
The Company has two liabilities that are measured at fair value on a recurring basis related to the contingent consideration for $1.9 million.  The liabilities are adjusted to fair value each reporting period. The categorization of the framework used to price the liabilities is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair values.
There were no transfers into or out of Level 1, Level 2 or Level 3 assets or liabilities for any of the periods presented.
Level 3 Valuation Techniques
Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.
The following table provides a reconciliation of the Company’s Level 3 contingent consideration liabilities during the thirty-nine weeks ended November 30, 2013:

(in thousands)	Level 3 Liabilities
Balance as of March 2, 2013	$1,453
Contingent consideration from acquisition	450
Balance as of November 30, 2013	$1,903
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value under certain circumstances that include those described in Note 8, Impairment Charges. The categorization used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.

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
Approximately $2.5 million in stand-by letters of credit were outstanding as of November 30, 2013 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of November 30, 2013. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $97.5 million as of November 30, 2013.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of November 30, 2013.
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

For the thirty-nine weeks ended November 30, 2013, the Company incurred $5.8 million in start-up costs through “Cost of sales” and $2.2 million within “Selling, general and administrative expenses” within the Consolidated Statements of Operations for a combined $8.0 million. No start-up costs were incurred during the thirteen weeks ended November 30, 2013 or for the thirteen and thirty-nine weeks ended December 1, 2012.

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
The following is a reconciliation of the numerators and denominators used in computing earnings per share attributable to the Company’s common shareholders (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	(unaudited)		(unaudited)
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net income (loss) attributable to The Finish Line, Inc.	$2,318	$(107)	$33,900	$37,144
Net income attributable to participating securities	28	—	405	312
Net income (loss) available to The Finish Line, Inc. shareholders	$2,290	$(107)	$33,495	$36,832
Basic earnings per share:
Weighted-average number of common shares outstanding	48,330	49,949	48,313	50,277
Basic earnings per share	$0.05	$—	$0.69	$0.73
Diluted earnings per share:
Weighted-average number of common shares outstanding	48,330	49,949	48,313	50,277
Stock options(a)	379	—	420	700
Diluted weighted-average number of common shares outstanding	48,709	49,949	48,733	50,977
Diluted earnings per share	$0.05	$—	$0.69	$0.72

(a)
The computation of diluted earnings per share excludes options to purchase approximately 1.0 million shares of common stock in the thirteen weeks ended November 30, 2013 and 1.2 million and 0.8 million shares of common stock in the thirty-nine weeks ended November 30, 2013 and December 1, 2012, respectively, because the impact of such options would have been anti-dilutive.

7. Common Stock
On July 21, 2011, the Company’s Board of Directors authorized a stock repurchase program (the “2011 stock repurchase program”) to repurchase up to 5,000,000 shares of the Company’s common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the 2011 stock repurchase program (the “Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2017.
The Company purchased 815,877 shares at an average price of $21.43 per share for an aggregate amount of $17.5 million during the thirty-nine weeks ended November 30, 2013. As of November 30, 2013, there were 4,104,464 shares remaining available to repurchase under the Amended Program.
The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On October 16, 2013, the Company announced a quarterly cash dividend of $0.07 per share of the Company’s common stock. The Company declared dividends of $3.4 million during the thirteen weeks ended November 30, 2013. The cash dividends of $3.4 million were paid on December 13, 2013 to shareholders of record on November 29, 2013 and were included as of November 30, 2013 in “Other liabilities and accrued expenses” on the Company’s consolidated balance sheet. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
8. Impairment Charges
An impairment charge of $0.8 million for the thirteen and thirty-nine weeks ended November 30, 2013 was recorded for the write-off of obsolete store technology assets. The asset impairment charge for the obsolete store technology assets was calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows.

9. Commitments and Contingencies
Demandware, Inc. (“Plaintiff”) filed an action against the Company in the United States District Court for the Southern District of New York on or about August 12, 2013, alleging breach of contract as it relates to the parties’ engagement to replace Finish Line’s web commerce platform. The viability of the claim is uncertain and a counterclaim against the Plaintiff has been filed. Plaintiff’s lawsuit seeks $6.6 million in alleged damages, as well as costs and attorney fees and other specified relief to be determined by the court. The possible range of loss for such contingency varies from zero to the extent of any judgment which may be rendered by the court. The Company intends to vigorously defend itself in this matter. The Company does not believe this matter is likely to have a material adverse impact on its consolidated results of operations, liquidity, or financial condition.
The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse impact on its consolidated results of operations, liquidity, or financial condition.

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
The Company is a premium retailer of athletic shoes, apparel and accessories for men, women and kids, throughout the United States, through four operating segments: brick and mortar stores, digital (which includes internet, mobile and tablet), shops within department stores, and The Running Specialty Group (“Running Specialty”). The brick and mortar stores and digital operating segments are collectively referred to as “Finish Line” throughout this document.
Brick and mortar comparable store sales are sales from stores open longer than one year, beginning in the thirteenth month of a store's operation. Temporarily closed stores and expanded stores are excluded from the brick and mortar comparable store sales calculation until the thirteenth month following the re-opening of the store.
Digital comparable sales are the change in sales year over year for the reporting period derived from finishline.com.
Finish Line comparable store sales is the aggregation of brick and mortar comparable store sales and digital comparable sales.

The following table sets forth store and square feet information for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Number of Stores:	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Finish Line:
Beginning of period	659	638	645	637
Opened	3	14	22	27
Closed	(4)	(1)	(9)	(13)
End of period	658	651	658	651
Branded shops within department stores:
Beginning of period	133	—	3	—
Opened	48	—	178	—
Closed	—	—	—	—
End of period	181	—	181	—
Running Specialty:
Beginning of period	39	19	27	19
Acquired	4	5	13	5
Opened	4	1	7	1
Closed	—	—	—	—
End of period	47	25	47	25
Total:
Beginning of period	831	657	675	656
Acquired	4	5	13	5
Opened	55	15	207	28
Closed	(4)	(1)	(9)	(13)
End of period	886	676	886	676

	November 30, 2013	December 1, 2012
Square feet information as of:
Finish Line:
Square feet	3,566,404	3,531,426
Average store size	5,420	5,425
Branded shops within department stores:
Square feet	224,515	—
Average store size	1,240	—
Running Specialty:
Square feet	154,348	78,120
Average store size	3,284	3,125
Total:
Square feet	3,945,267	3,609,546

Results of Operations
The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended (unaudited)
Category	November 30, 2013		December 1, 2012
Footwear	$305,787	84%	$240,162	81%
Softgoods	58,668	16%	56,461	19%
Total	$364,455	100%	$296,623	100%

	Thirty-Nine Weeks Ended (unaudited)
Category	November 30, 2013		December 1, 2012
Footwear	$1,010,860	88%	$860,421	86%
Softgoods	140,678	12%	140,262	14%
Total	$1,151,538	100%	$1,000,683	100%
The following table and subsequent discussion sets forth operating data of the Company as a percentage of net sales for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	70.4	69.7	68.6	67.1
Gross profit	29.6	30.3	31.4	32.9
Selling, general and administrative expenses	28.6	30.8	26.7	27.1
Store closing costs	—	—	—	—
Impairment charges	0.2	—	0.1	—
Operating income (loss)	0.8	(0.5)	4.6	5.8
Interest income, net	—	—	—	—
Income (loss) before income taxes	0.8	(0.5)	4.6	5.8
Income tax expense (benefit)	0.4	(0.3)	1.8	2.2
Net income (loss)	0.4	(0.2)	2.8	3.6
Net loss attributable to redeemable noncontrolling interest	0.2	0.2	0.1	0.1
Net income (loss) attributable to The Finish Line, Inc.	0.6%	—%	2.9%	3.7%

THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 30, 2013 COMPARED TO THE THIRTEEN AND THIRTY-NINE WEEKS ENDED DECEMBER 1, 2012
Net Sales

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Brick and mortar store sales	$273,305	$248,705	$911,439	$864,861
Digital sales	43,756	40,350	125,566	115,954
Shops within department store sales	33,521	—	76,997	—
Running Specialty sales	13,873	7,568	37,536	19,868
Total net sales	$364,455	$296,623	$1,151,538	$1,000,683

Brick and mortar comparable store sales increase:	6.8%	0.6%	2.5%	6.0%
Digital comparable sales increase:	8.4%	25.0%	8.3%	27.5%
Finish Line comparable store sales increase:	7.1%	3.6%	3.2%	8.3%
Net sales increased 22.9% for the thirteen weeks ended November 30, 2013 compared to the thirteen weeks ended December 1, 2012. The increase was attributable to a Finish Line comparable store sales increase of 7.1%, an increase in Running Specialty sales of $6.3 million, Finish Line non-comparable store sales contributing $10.6 million due to 7 net additional stores for the thirteen weeks ended November 30, 2013 compared to December 1, 2012, and net sales associated with the shops within department stores of $33.5 million for the thirteen weeks ended November 30, 2013. The Finish Line comparable store sales increase of 7.1% is due to an increase in average dollar per transaction and conversion, as well as an increase in both digital and store traffic.
Net sales increased 15.1% for the thirty-nine weeks ended November 30, 2013 compared to the thirty-nine weeks ended December 1, 2012. The increase was attributable to a Finish Line comparable store sales increase of 3.2%, an increase in Running Specialty sales of $17.7 million, Finish Line non-comparable store sales contributing $31.3 million due to 7 net additional stores for the thirty-nine weeks ended November 30, 2013 compared to December 1, 2012, and net sales associated with the shops within department stores of $77.0 million for the thirty-nine weeks ended November 30, 2013. The Finish Line comparable store sales increase of 3.2% is due to an increase in average dollar per transaction and an increase in both digital and store traffic, offset partially by a decrease in conversion.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Cost of sales (including occupancy costs)	$256,607	$206,833	$790,358	$671,684
Gross profit	$107,848	$89,790	$361,180	$328,999
Gross profit as a percentage of net sales	29.6%	30.3%	31.4%	32.9%
The 0.7% decrease in gross profit, as a percentage of net sales, for the thirteen weeks ended November 30, 2013 as compared to the thirteen weeks ended December 1, 2012 was primarily due to a 1.1% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.4% decrease in occupancy costs, as a percentage of net sales. The 1.1% decrease in product margin, net of shrink, as a percentage of net sales, was due primarily to higher markdowns as the Company continues to adjust product assortments to meet customer demand. The 0.4% decrease in occupancy costs, as a percentage of net sales, was primarily due to leveraging the 6.8% brick and mortar comparable store sales increase.

The 1.5% decrease in gross profit, as a percentage of net sales, for the thirty-nine weeks ended November 30, 2013 as compared to the thirty-nine weeks ended December 1, 2012 was primarily due to a 1.4% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.1% increase in occupancy costs, as a percentage of net sales. The 1.4% decrease in product margin, net of shrink, as a percentage of net sales, was due primarily to $5.8 million, or 0.5% of net sales, of start-up costs related to inventory reserves established for inventory purchased from Macy’s during the thirty-nine weeks ended November 30, 2013, as well as higher markdowns as the Company continues to adjust product assortments to meet customer demands. The 0.1% increase in occupancy costs, as a percentage of net sales, is primarily due to longer lease agreements entered into for the Company’s better performing stores within the last year, offset by more favorable lease terms for a number of stores.
Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Selling, general and administrative expenses	$104,092	$91,447	$306,903	$271,004
Selling, general and administrative expenses as a percentage of net sales	28.6%	30.8%	26.7%	27.1%
The $12.6 million increase in selling, general and administrative expenses for the thirteen weeks ended November 30, 2013 as compared to the thirteen weeks ended December 1, 2012 was primarily due to the following: 1.) investments to support the Company’s omni-channel strategy and to support shops within department stores and Running Specialty, which has increased depreciation and amortization by $1.5 million, or 21.4%, and 2.) variable costs in fulfillment, freight and payroll in conjunction with the 22.9% increase in consolidated net sales.
The $35.9 million increase in selling, general and administrative expenses for the thirty-nine weeks ended November 30, 2013 as compared to the thirty-nine weeks ended December 1, 2012 was primarily due to the following: 1.) $2.2 million, or 0.2% of net sales, in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear for the thirty-nine weeks ended November 30, 2013, 2.) investments to support the Company’s omni-channel strategy and to support shops within department stores and Running Specialty, which has increased depreciation and amortization by $5.4 million, or 25.4%, 3.) variable costs in fulfillment, freight and payroll in conjunction with the 15.1% increase in consolidated net sales, and 4.) the increased costs associated with building a team for shops within department stores business.
Store Closing Costs

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Store closing costs	$166	$1	$369	$421
Store closing costs as a percentage of net sales	—%	—%	—%	—%
Number of stores closed	4	1	9	13
Store closing costs represent the non-cash write-off of any property and equipment upon a store closing.

Impairment Charges

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Impairment charges	$841	$—	$841	$—
Impairment charges as a percentage of net sales	0.2%	—%	0.1%	—%
An impairment charge of $0.8 million for the thirteen and thirty-nine weeks ended November 30, 2013 was recorded for the write-off of obsolete store technology assets.
Interest Income, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Interest income, net	$3	$38	$27	$167
Interest income, net as a percentage of net sales	—%	—%	—%	—%
The decrease of $0.1 million during the thirty-nine weeks ended November 30, 2013 compared to thirty-nine weeks ended December 1, 2012, respectively, was due to lower invested balances.
Income Tax Expense (Benefit)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Income tax expense (benefit)	$1,161	$(811)	$20,796	$22,033
Income tax expense (benefit) as a percentage of net sales	0.4%	(0.3)%	1.8%	2.2%
Effective income tax rate	42.2%	50.0%	39.2%	38.2%
The decrease in the effective tax rate for the thirteen weeks ended November 30, 2013 compared to the thirteen weeks ended December 1, 2012 relates to the relative impact of discrete items in the prior year. In addition, the prior year period incurred a net loss before income taxes and the current year period reported net income before income taxes. The increase in the effective tax rate for the thirty-nine weeks ended November 30, 2013 compared to the thirty-nine weeks ended December 1, 2012 relates to the Company incurring additional expenses that are not deductible for income tax purposes.

Redeemable Noncontrolling Interest

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Net loss attributable to redeemable noncontrolling interest	$727	$702	$1,602	$1,436
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	0.2%	0.2%	0.1%	0.1%
Net losses attributable to the redeemable noncontrolling interest for both the thirteen and thirty-nine weeks ended November 30, 2013 represent 49% of the net loss generated by Running Specialty for such periods. Net losses attributable to the redeemable noncontrolling interest for the thirty-nine weeks ended December 1, 2012 represent 49% of the net loss generated by Running Specialty since March 29, 2012, which was the date of the investment by GCPI SR LLC.
Net Income (Loss) Attributable to The Finish Line, Inc.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
	(dollars in thousands) (unaudited)		(dollars in thousands) (unaudited)
Net income (loss) attributable to The Finish Line, Inc.	$2,318	$(107)	$33,900	$37,144
Net income (loss) attributable to The Finish Line, Inc. as a percentage of net sales	0.6%	—%	2.9%	3.7%
Net income attributable to The Finish Line, Inc. shareholders per diluted share	$ 0.05	$—	$ 0.69	$ 0.72
The $2.4 million increase in net income attributable to The Finish Line, Inc. for the thirteen weeks ended November 30, 2013 compared to the thirteen weeks ended December 1, 2012 was primarily due to a 22.9% increase in net sales partially offset by a decrease in product margin, as a percentage of sales, and the investments to support the Company’s omni-channel strategy, shops within department stores and Running Specialty within selling, general, and administrative expenses.
The $3.2 million decrease in net income attributable to The Finish Line, Inc. for the thirty-nine weeks ended November 30, 2013 compared to the thirty-nine weeks ended December 1, 2012 was primarily due to $8.8 million of start-up costs and impairment charges ($5.4 million net of income taxes), along with a decrease in product margin as a percentage of net sales, and the investments to support the Company’s omni-channel strategy, shops within department stores and Running Specialty within selling, general and administrative expenses, partially offset by net sales improvement.
Liquidity and Capital Resources
The Company’s primary source of working capital is cash-on-hand and cash flow from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	November 30, 2013	December 1, 2012	March 2, 2013
	(unaudited)	(unaudited)
Cash and cash equivalents	$111,916	$168,154	$226,982
Merchandise inventories, net	$360,463	$301,654	$243,770
Interest-bearing debt	$—	$—	$—
Working capital	$341,406	$355,103	$357,657

Operating Activities
Net cash used in operating activities during the thirty-nine weeks ended November 30, 2013 was $19.7 million compared to $22.5 million for the thirty-nine weeks ended December 1, 2012. The decrease was primarily a result of a net decrease in the cash flow from working capital balances and a decrease in net income for the thirty-nine weeks ended November 30, 2013 compared to the thirty-nine weeks ended December 1, 2012. Cash and cash equivalents consist primarily of cash on hand and all highly liquid instruments purchased with a maturity of three months or less at the date of purchase. At November 30, 2013, substantially all of the Company’s cash was invested in deposit accounts at banks.
Consolidated inventories increased 19.5% at November 30, 2013 compared to December 1, 2012, and increased 47.9% from March 2, 2013. Finish Line inventories increased 0.6% at November 30, 2013 compared to December 1, 2012 and increased 25.3% from March 2, 2013. The increase in consolidated inventories over the prior year quarter is primarily related to the purchase of Macy’s Athletic Shoes inventory, as well as the Company’s merchandise assortment within branded shops within department stores. The increase since March 2, 2013 in consolidated inventories is due to the purchase of Macy's Athletic Shoes inventory, the Company's merchandise assortment within branded shops within department stores and seasonality as the Company builds inventory for the holiday season.
Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended November 30, 2013 was $77.2 million compared to $65.3 million for the thirty-nine weeks ended December 1, 2012. The increase in cash used in investing activities was primarily a result of a $9.4 million increase in acquisitions completed by Running Specialty and an increase in capital expenditures of $3.5 million.
The Company intends to invest approximately $90 million in capital expenditures during fiscal 2014. Of this amount, approximately $9 million is intended for the construction of approximately 20-25 new Finish Line stores, and approximately $15 million is intended for the remodeling or repositioning of 20-25 existing Finish Line stores with additional brand shops such as Finish Line’s Nike Track Club and Brand Jordan, as well as other key brand partnerships for “store-within-store” models. In addition, approximately $18 million is expected to be spent on building out shops within department stores. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flow. The remaining $48 million to be invested is related primarily to projected capital expenditures of approximately $38 million intended for IT infrastructure investments to support new supply chain and merchandise systems and approximately $3 million intended for technology to support growth in Finish Line’s digital business and approximately $7 million to support Running Specialty new store growth which excludes acquisition capital.
Financing Activities
Net cash used in financing activities for the thirty-nine weeks ended November 30, 2013 was $18.1 million compared to $51.5 million for the thirty-nine weeks ended December 1, 2012. The $33.4 million reduction in cash used was primarily due to a reduction of $36.1 million of stock repurchases, a $3.9 million increase in proceeds from the issuance of common stock, and a $0.4 million increase in excess tax benefits from share-based compensation, offset partially by a $1.0 million increase in dividends paid and the sale of redeemable noncontrolling interest, net, of $6.0 million during the thirty-nine weeks ended December 1, 2012.
On July 21, 2011, the Company’s Board of Directors authorized a stock repurchase program (the “2011 stock repurchase program”) to repurchase up to 5,000,000 shares of the Company’s common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the 2011 stock repurchase program (the “Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2017.
The Company purchased 815,877 shares at an average price of $21.43 per share for an aggregate amount of $17.5 million during the thirty-nine weeks ended November 30, 2013. As of November 30, 2013, there were 4,104,464 shares remaining available to repurchase under the Amended Program.
The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On October 16, 2013, the Company announced a quarterly cash dividend of $0.07 per share of the Company’s common stock. The Company declared dividends of $3.4 million during the thirteen weeks ended November 30, 2013. The cash dividends of $3.4 million were paid on December 13, 2013 to shareholders of record on November 29, 2013 and was included as of November 30, 2013 in “Other liabilities and accrued expenses” on the Company’s consolidated balance sheet. Further declarations of dividends remain at the discretion of the Company’s Board of Directors
Contractual Obligations
The Company’s contractual obligations primarily consist of operating leases and purchase orders for merchandise inventory. For the thirty-nine weeks ended November 30, 2013, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended March 2, 2013, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings.)
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
For a discussion of the Company’s market risk associated with interest rates as of March 2, 2013, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013. For the thirty-nine weeks ended November 30, 2013, there has been no significant change in related market risk factors.

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
The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse impact on its consolidated results of operations, liquidity, or financial condition.

ITEM 1A.	RISK FACTORS
Risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013. There has been no significant change to identified risk factors for the thirty-nine weeks ended November 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 21, 2011, the Company’s Board of Directors authorized the 2011 stock repurchase program to repurchase up to 5,000,000 shares of the Company’s common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the 2011 stock repurchase program and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2017. Details on the shares repurchased under the Company’s stock repurchase program during the thirteen weeks ended November 30, 2013 are as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
September (9/1/13 – 10/5/13)	—	$—	—	4,304,464
October (10/6/13 – 11/2/13)	—	$—	—	4,304,464
November (11/3/13 – 11/30/13)	200,000	$26.15	200,000	4,104,464
	200,000	$26.15	200,000
 _______________________

(1)	The average price paid per share includes any brokerage commissions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended November 30, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Operations-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FINISH LINE, INC.

Date:	January 9, 2014	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended November 30, 2013, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Operations-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.