Form 10-K
period 2014-03-01
FINISH LINE INC /IN/
filed 2014-04-29
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 1, 2014
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 0-20184
__________________________________________
THE FINISH LINE, INC.
(Exact name of registrant as specified in its charter)
__________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting Class A Common Stock held by non-affiliates of the registrant, which was based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,005,907,604. The registrant does not have any outstanding non-voting common equity.
The number of shares of the registrant’s Class A Common Stock outstanding on April 4, 2014 was 48,252,191.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement (to be filed within 120 days after March 1, 2014) for the Annual Meeting of Shareholders to be held on July 17, 2014 (hereinafter referred to as the “2014 Proxy Statement”) are incorporated into Part III.

PART I
Item 1. Business
General
Throughout this Annual Report on Form 10-K, the 52 weeks ended March 1, 2014, the 52 weeks ended March 2, 2013 and the 53 weeks ended March 3, 2012 are referred to as fiscal 2014, 2013 and 2012, respectively.
The Finish Line, Inc., together with its subsidiaries (collectively, the “Company”), is one of the largest specialty retailers in the United States, and operates two retail divisions under the Finish Line brand name (“Finish Line”) and the Running Specialty Group (“Running Specialty”).
Finish Line. Finish Line is a premium retailer of athletic shoes, apparel and accessories. As of April 4, 2014, the Company operated 644 Finish Line stores, averaging approximately 5,444 square feet, in 46 states. In addition, the Company operates an e-commerce site, www.finishline.com, as well as mobile commerce via m.finishline.com. Finish Line stores generally carry a large selection of men’s, women’s and kids’ performance and athletic shoes, as well as an assortment of apparel and accessories. Brand names offered by Finish Line include Nike, Brand Jordan, Reebok, adidas, Under Armour, Asics, Brooks, New Balance, Mizuno, Skechers, Converse, Puma, The North Face and many others. Footwear accounts for approximately 89% of Finish Line’s net sales. Finish Line’s goal is to continue to be a premium athletic footwear retailer by offering the most relevant products from the best brands in an engaging and exciting shopping environment with knowledgeable staff trained to deliver outstanding customer service.
Finish Line is the exclusive provider of athletic shoes, both in-store and online at Macy’s, Inc. (“Macy’s”). Finish Line manages the athletic footwear assortment and inventory for all of Macy’s locations and online. This included Finish Line-branded athletic footwear shops in 185 Macy’s department stores (“Branded shops within department stores”) at the end of fiscal 2014 and will include branded shops in more than 400 department stores by the end of Finish Line’s next fiscal year. As of April 4, 2014, the Company operated branded shops in 211 department stores. Finish Line began managing the athletic footwear assortment and inventory for all of Macy’s locations on April 14, 2013 and online at www.macys.com on May 14, 2013. Throughout this Annual Report on Form 10-K, the term “shops within department stores” is used to describe our business operations at Macy’s in-store branded and unbranded shops, as well as online at www.macys.com.
Running Specialty. Running Specialty is a specialty running retailer of precision-fitted running shoes, apparel and accessories. As of April 4, 2014, the Company operated 49 Running Specialty stores, which average 3,539 square feet, in eleven states and the District of Columbia. In addition, Running Specialty launched its e-commerce site, www.run.com, in August 2012. Running Specialty stores generally carry men’s and women’s performance running shoes, as well as an assortment of performance apparel and accessories. Brand names offered include Nike, Mizuno, Saucony, Asics, Brooks, New Balance, adidas, ON and Newton. Footwear accounts for approximately 63% of Running Specialty’s net sales. Running Specialty stores were first acquired by the Company on August 31, 2011 as an 18-store chain.
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
Finish Line seeks to achieve this objective in stores by providing convenient mall-based locations that feature a compelling store design. In certain stores, this includes “store-within-a-store” models that feature Nike Track Club and a differentiated customer experience with knowledgeable, trained and courteous customer service professionals as well as a vast selection of fashion-forward and innovative products. In addition, Finish Line has extended the mall-based store model to shops within department stores, a majority of which will feature Finish Line branding and the same trained and courteous customer service professionals to extend the Finish Line brand to the Macy’s customer.
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

Through e-commerce and mobile commerce, Finish Line and Running Specialty seek to provide an easy shopping experience, robust product selection and outstanding service.
Product Diversity; Target Customer Appeal. The Company stocks its stores with a combination of the leading and newest brand name merchandise, including in-line offerings and unique products offered exclusively by the Company. The focus is on the Company’s stores maintaining its status as a leader in the running category; however, several other product categories are represented. Product diversity, in combination with the Company’s store formats and commitment to customer service, is intended to attract a core customer (typically male, age 18-29 for the Finish Line stores, females, age 30-50 for shops within department stores and technical and performance runners for the Running Specialty stores) as well as other key demographics. The Company is focused on premium product, meaning the best brands, trend-right styles and most relevant selection, and not necessarily dictated by price.
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

Category	2014		2013		2012
	(in thousands)
Footwear	$1,466,039	88%	$1,237,685	86%	$1,177,114	86%
Softgoods	204,371	12%	205,680	14%	192,145	14%
Total net sales	$1,670,410	100%	$1,443,365	100%	$1,369,259	100%
All merchandising decisions, including merchandise mix, pricing, promotions and markdowns, are made at Finish Line Customer Central (“Customer Central”). The merchandising management at Customer Central, along with store sales managers and district sales managers review the merchandise mix to adapt to trends in the marketplace.
Technology
The Company continues to redesign and update its e-commerce sites to enhance the quality and functionality of the sites. The Company has committed capital and other resources specifically for its growing e-commerce channel, which includes design and content upgrades, mobile and tablet applications, expanded presence on social media and platform enhancements. Finishline.com, run.com and related mobile sites are collectively the Company’s most visited store with approximately 422,000 visitors per day.
To support the omnichannel commitment as a customer-centric organization, the Company also continuously evaluates and implements improvements to technological platforms. This includes stores, merchandising, planning, allocation, warehouse management, order management and customer relationship management. With these updates, the Company engages the customer, remains flexible and scalable to support growth, provides integrated service and has information for real-time decision making.
Within our Finish Line stores, we fully upgraded our POS software and hardware during fiscal 2013, including the addition of hand-held scanners, allowing our customer service associates to check customers out anywhere in the store via credit or debit card. During fiscal 2014, the Company had additional POS and hand-held scanner software upgrades to increase their functionality and further enhance the customer experience.
The Company is focused on creating an omnichannel customer experience which will deliver a consistent, seamless brand experience for customers at all touch points – brick and mortar stores, shops within department stores, web, mobile, social media, phone, email and direct mail.
Marketing
The Company attempts to reach its target audience by using a multifaceted approach to marketing on national, regional and local levels. The Company utilizes its store windows, direct mail, e-mail, viral media, search engine optimization, key word searches and online ads in its marketing efforts. Running Specialty also markets through participating in expositions throughout the year at different running events, as well as through local race events.

The Company takes advantage of advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees and other programs. Total advertising expense was 1.9% of net sales after deducting co-op reimbursements in fiscal 2014 compared to 2.1% in fiscal 2013. These percentages fluctuate substantially during the different consumer buying seasons. The Company believes that it benefits from the multi-million dollar advertising campaigns of its key suppliers, such as Nike, adidas, Reebok and Under Armour.
Finish Line has a customer loyalty program called “Winners Circle.” Customers earn a $20 reward certificate for every $200 they spend with Finish Line within a 12 month period, in addition to receiving special member offers on footwear and apparel. Finish Line maintains a Winners Circle database with information that it uses to communicate with members regarding key initiatives, product offerings and promotions. Finish Line continues to put an emphasis on growing the membership base of the Winners Circle program, which increased 13% in fiscal 2014 to 9.0 million active members as of year-end, and improving the marketing effectiveness of the Winners Circle program to drive sales.
Merchandising and Distribution
In addition to merchandise procurement for both footwear and softgoods, the merchandising department for the Company is also responsible for determining initial pricing and working with the planning and allocation department to establish appropriate stock levels and product mix. The merchandising department is also responsible for communicating with store and digital operations to monitor shifts in customer tastes and market trends.
The planning and allocation department is responsible for merchandise allocation, inventory movements and the automated replenishment system. The department acts as the central processing intermediary between the merchandising department and locations with inventory and also tracks the effectiveness of each marketing effort to allow the merchandising and marketing departments to determine the relative success of each promotional program. In addition, this department also manages the implementation of price changes, creation of vendor purchase orders and determination of inventory levels for each store.
The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 100 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 70% and 69% of total purchases in fiscal 2014 and 2013, respectively. The Company purchased approximately 88% of its total merchandise in both fiscal 2014 and 2013 from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.
Nearly all of the Company’s merchandise is shipped directly from suppliers to the Company’s distribution center, where the Company processes and ships the merchandise by contract and common carriers to its stores. Each day shipments are made to approximately one-third of the Company’s stores. In any three-week period, each store will receive approximately five shipments. A shipment is normally received by the store one to four days from the date that the order is filled depending on the store’s distance from the distribution center.
Store Operations
The Company’s corporate and regional senior management visit the stores regularly to review and receive feedback from the stores related to the implementation of the Company’s plans and policies, monitor operations and review inventories and the presentation of merchandise. Accounting and general financial functions for the stores are conducted at Customer Central. Each store has a sales manager or co-sales managers that are responsible for supervision and overall operations, one or more assistant sales managers and additional full and part-time sales associates.
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

Competition
The athletic footwear business is highly competitive. Many of the products the Company sells are also sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores, mass merchandisers and e-tailers. Some of the Company’s primary competitors are large national chains that have substantially greater financial and other resources than the Company. Among the Company’s competition are stores along with e-commerce sites that are owned by major suppliers to the Company. To a lesser extent, the Company competes with local sporting goods and athletic specialty stores. The majority of Finish Line’s stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases that the Company enters into do not restrict the opening of stores by competitors.
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
Seasonal Business
The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the back-to-school (mid July through early September) and holiday (Thanksgiving through Christmas) periods. During fiscal 2014 and 2013, these periods accounted for approximately 30% and 32%, respectively, of the Company’s annual sales.
Employees
As of March 1, 2014, the Company employed approximately 12,600 persons, 3,900 of whom were full-time and 8,700 of whom were part-time. Of this total, approximately 1,000 were employed at the Company’s Customer Central corporate headquarters and distribution center and approximately 70 were employed as Regional Vice Presidents and District Sales Managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union, and employee relations are generally considered good.
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
Available Information
The Company’s Internet address is www.finishline.com. The Company makes available free of charge through its website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Company’s Code of Ethics and other corporate governance documents are available on its Investor Relations page under “Corporate Governance.”

Item 1A. Risk Factors
Forward-Looking Statements
Forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K, involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as, but not limited to, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “future”, “forecast”, “outlook”, “foresee”, “predict”, “potential”, “plan”, “project”, “goal”, “will”, “will be”, “continue”, “lead to”, “expand”, “grow”, “confidence”, “could”, “should”, “may”, “might” or any variations of such words or other words or phrases with similar meanings. Forward-looking statements address or describe, among other things, expectations, growth strategies, including plans to open and close stores, projections of future profitability, results of operations, capital expenditures, financial condition or other “forward-looking” information and may include statements about net sales, product margin, occupancy costs, selling, general and administrative expenses, operating margins, liquidity, operations and/or inventory. All of these forward-looking statements are subject to risks, management assumptions and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
Current, recent past and future economic and financial conditions have caused and may continue to cause a decline in consumer spending and may adversely affect the Company’s business, operations, liquidity, financial results and stock price.
The Company’s operating results are affected by the relative condition of the U.S. economy. Business and financial performance may be adversely affected by current, recent past and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility and recession. Additionally, the Company may experience difficulties in operating and growing its operations to react to economic pressures in the U.S.
As a business that depends on consumer discretionary spending, the Company’s customers may reduce their spending and purchases due to job losses or fear of job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices, increased taxes and/or lower consumer confidence. Decreases in comparable store net sales, customer traffic or average dollar per transaction negatively affect the Company’s financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on the Company’s business and results. Promotional activities and decreased demand for consumer products could affect profitability and margins. Customer traffic is difficult to forecast and mitigate. As a consequence, sales, operating and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast expected results for future periods. Any of the foregoing factors could have a material adverse effect on the Company’s business, results of operations and financial condition and could adversely affect the Company’s stock price.
Additionally, many of the effects and consequences of U.S. and global financial and economic conditions could potentially have a material adverse effect on the Company’s liquidity and capital resources, including the ability to raise additional capital, if needed, or the ability of banks to honor draws on the Company’s credit facility, or could otherwise negatively affect the Company’s business and financial results. Although the Company normally generates funds from operations to pay operating expenses and fund capital expenditures and has a revolving credit agreement in place until November 30, 2017 (but does not have any borrowings under it other than amounts used for stand-by letters of credit as of March 1, 2014), the ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including capital and credit markets. Continuing market volatility, the impact of government intervention in financial markets and general economic conditions may adversely affect the ability of the Company to access capital and credit markets.
Global economic conditions may also adversely affect our vendors’ access to capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect the Company’s supply chain. Furthermore, our vendors might reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. Market instability could make it more difficult for the Company and its vendors to accurately forecast future product demand trends, which could cause the Company to carry too much or too little merchandise in various product categories. Current, recent past and future financial and economic conditions may also adversely affect landlords and real estate developers of retail space, which may limit the availability of attractive leased store locations. Current, recent past and future conditions may also adversely affect the Company’s product liquidation efforts.
The Company’s business faces a great deal of competitive pressure.
The athletic footwear and softgood business is highly competitive. The Company competes for customers, customer service professionals, locations, merchandise, services and other important aspects of its business with many other local, regional, national and branded vendor operated retailers. Those competitors, some of whom have a greater market presence than the Company, include traditional brick and mortar store-based retailers, Internet and digital businesses and other forms of retail commerce. A factor in the Company’s success is its ability to differentiate itself from its competitors. Unanticipated changes in the pricing and other practices of those competitors may adversely affect the Company’s performance. The Company cannot guarantee that it will be able to compete successfully against current and/or future firms within the Company’s industry and market space.
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
The athletic footwear and softgood industry is subject to changing fashion trends and customer preferences. The Company cannot guarantee that its merchandise selection will accurately reflect customer preferences when it is offered for sale or that the Company will be able to identify and respond quickly to fashion trends and changes, particularly given the long lead times for ordering much of the Company’s merchandise from vendors. For example, athletic footwear is ordered six to nine months prior to delivery to stores. Sufficient inventory levels must be maintained for the Company to operate its business successfully. However, the Company must guard against accumulating excess or irrelevant inventory. If the Company fails to accurately anticipate either the market for merchandise or customers’ purchasing habits, the Company may be forced to rely on markdowns or promotional sales to dispose of excess, irrelevant and/or slow moving inventory, which may adversely affect performance and results.
The Company’s business may be adversely affected by changes in merchandise sourcing.
All of the Company’s vendors must comply with applicable laws and required standards of conduct. The ability to find qualified vendors and access products in a timely and efficient manner can be a challenge, especially with respect to goods sourced outside the United States. Political or financial instability, vendor employment relations, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, and the ability to access suitable merchandise on acceptable terms, are beyond the Company’s control and could adversely impact performance and results.
Changes in relationships with any of the Company’s key vendors may have an adverse impact on future results.
The Company’s business is dependent, to a significant degree, upon the ability to purchase premium brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising and markdown allowances from vendors. The Company purchased approximately 88% of its merchandise in fiscal 2014 from its top five vendors and expects to continue to obtain a significant percentage of its product from these vendors in future periods. Approximately 70% of merchandise was purchased from one vendor (Nike). The inability to obtain merchandise in a timely manner from major vendors (particularly Nike) as a result of business decisions by vendors or any disruption in the supply chain could have a material adverse effect on the business, financial condition and results of operations of the Company. Because of the strong dependence on Nike, any adverse development in Nike’s distribution strategy, financial condition or results of operations or the inability of Nike to develop and manufacture products that appeal to the Company’s target customers could also have an adverse effect on the business, financial condition and results of operations of the Company.

The Company’s operations are dependent primarily on a single distribution center, and the loss of, or disruption in, the distribution center and other factors affecting the distribution of merchandise could have a material adverse effect on the Company’s business and operations.
The distribution functions for the Company are primarily handled from a single facility in Indianapolis, Indiana. Any significant interruption in the operation of the distribution center due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair the ability to distribute merchandise to stores and/or fulfill digital orders, which could cause sales to decline.
The Company depends upon third-party carriers for shipment of a significant amount of merchandise to both its stores and directly to its consumers. An interruption in service by these third-party carriers for any reason could cause temporary disruptions in business, a loss of sales and profits and other material adverse effects.
Freight costs are impacted by changes in fuel prices through surcharges among other factors. Fuel prices and surcharges affect freight costs both on inbound freight from vendors to the distribution center as well as outbound freight from the distribution center to stores and shipments of product to customers. Increases in fuel prices and surcharges and other factors may increase freight costs.
The Company may need to record significant non-cash impairment charges if its long-lived assets become impaired.
The Company reviews its property and equipment when events indicate that the carrying value of such assets may be impaired.
Goodwill and other indefinite lived intangible assets are reviewed for impairment annually, at a minimum. Fair value is determined based on a combination of a discounted cash flow approach and market-based approach. If an impairment trigger is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate.
Impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value. Estimates of future operating cash flows are identified from strategic long-range plans, which are based upon experience, knowledge and expectations; however, these estimates can be affected by such factors as future operating results, future store profitability and future economic conditions, all of which can be difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets and could result in future impairment charges, which would adversely affect our results of operations.
The Company’s business may be adversely affected by the failure to identify suitable store locations and acceptable lease terms.
To take advantage of customer traffic and shopping preferences, the Company needs to obtain and retain stores in desirable locations, such as in regional and neighborhood malls anchored by major department stores. The Company cannot be certain that desirable mall or other locations will continue to be available. Several large landlords dominate the ownership of prime malls in the United States and because of the dependence upon these landlords for a substantial number of the Company’s store locations, any significant erosion of the relationships with these landlords or their financial condition would negatively affect our ability to obtain and retain locations. Additionally, further landlord consolidation may negatively affect our ability to obtain and retain store locations at acceptable lease terms. The Company’s average remaining store lease term is relatively short. Due to the short-term nature, the Company is subject to potential market changes, which could increase occupancy costs and adversely affect profitability.
The Company’s future results may be adversely affected if it is unable to implement its strategic plan and growth initiatives.
The Company’s ability to succeed in its strategic plan and growth initiatives could require significant capital investment and management attention, which may result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing and/or the ability to attract and retain qualified management and other personnel. There can be no assurance that the Company will be able to develop and successfully implement its strategic plan and growth initiatives to a point where they will become profitable or generate positive cash flow. If the Company cannot successfully execute its strategic plan and growth initiatives, the Company’s financial condition and results of operations may be adversely impacted.
Changes in labor conditions, as well as the Company’s inability to attract and retain the talent required for the business, may negatively affect operating results.
Future performance will depend upon the Company’s ability to attract, retain and motivate qualified employees, including store personnel, field management, senior management and other key personnel. Many sales associates are in entry level or part-time positions with historically high rates of turnover. The ability to meet the Company’s labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, health care and minimum wage legislation and changing demographics. If the Company is unable to attract and retain quality sales associates, management and other key personnel the ability to meet growth goals or to sustain expected levels of profitability may be compromised. In addition, a large number of the Company’s retail employees are paid the prevailing minimum wage, which if increased would negatively affect profitability and could, if the increase were material, require the Company to adjust its business strategy, which may include the closure of less profitable and/or under-performing stores. Although none of the Company’s employees are currently covered under collective bargaining agreements, the Company cannot guarantee that employees will not elect to be represented by labor unions in the future. If some, or all, of the Company’s workforce were to become unionized and collective bargaining agreement terms were significantly different from the Company’s current compensation arrangements or work practices, it could have a material adverse effect on the Company’s business, financial condition and results of operations.
Because the Company’s stock price may be volatile, it could experience substantial declines.
The market price of the Company’s common stock has historically experienced and may continue to experience volatility. The Company’s quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting the Company, its key vendors or competitors, could cause the market price of the Company’s common stock to fluctuate substantially. While in recent years, the U.S. broader stock market has experienced sustained price increases, significant stock price and volume fluctuations may return depending on national and international macroeconomic factors, changes in monetary policy or other factors. As we have seen in the recent past, this volatility would likely affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of the Company’s common stock.
The Company cannot provide any guaranty of future dividend payments or that it will continue to repurchase stock pursuant to its stock repurchase program.
The Company’s Board of Directors determines if it is in the best interest of the Company to pay a dividend to its shareholders and the amount of any dividend, and declares all dividend payments. There is no assurance that the Board of Directors will continue to declare dividends in the future or that the Company’s results of operations and financial condition will allow for a dividend to be declared. The Company’s current repurchase program, as amended, authorizes the purchase of an additional 5 million shares through December 31, 2017. However, the Company is not obligated to make any purchases under the repurchase program and the program may be discontinued at any time.
A security breach of the Company’s information technology systems could damage the Company’s reputation and have an adverse effect on operations and results.
The Company accepts electronic payment cards from customers. The Company also receives and maintains certain personal information about customers and employees. A number of retailers have experienced security breaches in which credit and debit card information has been stolen or compromised. While the Company has taken significant steps to prevent the occurrence of security breaches in this respect, including complying with the highest level of Payment Card Industry Security Standards, the Company may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the theft or compromise of credit or debit card information, and may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Any such proceeding could be a distraction to the Company and cause significant unplanned losses and expenses. If the Company’s security and information systems are compromised, if computer and mobile telephone equipment is lost or stolen, or if employees fail to comply with the applicable laws and regulations and electronic payment card or personal information is obtained by unauthorized persons or used inappropriately or illegally, it could adversely affect the Company’s reputation, as well as results of operations, and could result in litigation, the imposition of penalties, or significant expenditures to remediate any damage to persons whose credit card, debit card or personal information has been compromised. The Company is continuously working to install new, and upgrade its existing, information technology systems to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. However, there is no guarantee that the Company will not be affected by cyber risks or security breaches.

A major failure of technology and information systems could adversely affect the Company’s business.
The efficient operation of the Company’s business is dependent on technology and information systems. In particular, the Company relies on information systems to effectively manage sales, distribution, merchandise planning and allocation functions. The Company possesses offsite recovery capabilities for its information systems. However, the failure of technology and information systems to perform as designed could disrupt the Company’s business and adversely affect sales and profitability. There is the risk that the Company could experience problems with its information systems due to system implementation issues, which will include the replacement of the Company’s supply chain management, warehouse management and merchandising systems now and over the next few years, system outages or failures, viruses, hackers or other causes.
Various risks associated with digital sales may adversely affect the Company’s business.
The Company sells merchandise digitally over the Internet through www.finishline.com, www.run.com and www.macys.com, as well as mobile at m.finishline.com. The digital operations are subject to numerous risks, including but not limited to, unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. The digital operations also involve other risks that could have an impact on the Company’s results of operations, including hiring, retention and training of personnel to conduct the digital operations, diversion of sales from the stores, rapid technological changes and liability for online content, credit card fraud and risks related to the failure of the computer systems that operate the website and its related support systems, such as computer viruses, telecommunication failures and electronic break-ins and similar disruptions. There can be no assurance that the digital operations will continue to achieve sales and profitability growth or remain at their current or any anticipated levels.
The Company’s business may be adversely affected by regulatory and litigation developments.
Various aspects of the Company’s operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Sales and results of operations may be adversely affected by new legal requirements, including but not limited to, comprehensive federal health care legislation enacted in 2010, and attendant regulations. For example, new legislation or regulations may result in increased costs directly for compliance or indirectly to the extent that such requirements increase prices of goods and services because of increased compliance costs. Additionally, the Company is regularly involved in various litigation matters that arise in the ordinary course of doing business. Litigation or regulatory developments could adversely affect the business operations and financial performance of the Company.
Anti-takeover provisions under the Indiana Business Corporation Law and the Company’s Restated Articles of Incorporation and Bylaws may render more difficult the accomplishment of mergers or the assumption of control by a principal shareholder, making more difficult the removal of management.
Certain provisions of the Indiana Business Corporation Law (the “IBCL”), specifically the provision in Section 23-1-35-1, the control share acquisitions provisions in Sections 23-1-42-1 to 23-1-42-11, and the business combination provisions in Sections 23-1-43-1 to 23-1-43-24, and certain provisions of the Company’s Restated Articles of Incorporation and Bylaws, specifically the provisions regarding preferred stock, the provisions requiring a supermajority vote for certain business combinations and for certain amendments to the Restated Articles of Incorporation, the provisions requiring approval of certain transactions by the continuing directors, the provisions for a staggered board and the provisions limiting removal of directors to removal for cause, may have the effect of discouraging an unsolicited attempt by another person or entity to acquire control of the Company. These provisions may make mergers, tender offers, the removal of management and certain other transactions more difficult or more costly and could discourage or limit shareholder participation in such types of transactions, whether or not such transactions are favored by the majority of the Company’s shareholders. Such provisions also could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with the Company. Any of these factors could reduce the price of the Company’s common stock.
The Company’s shops within department stores operations are reliant on the department stores that the Company engages with.
The Company’s shops within department stores use selling space within another company’s department stores. These shops within department stores are dependent on the department store’s point of sale and other technological platforms, including those related to the department store’s website. In addition, the department store’s management team, corporate strategy and marketing and advertising campaigns have an effect on the success of the Company’s shops within department stores. The Company has limited influence over these factors, so a strategic shift in any of these factors or a significant disruption in the department store’s business could result in a deterioration in the operations of the Company’s shops within department stores.

Other factors may negatively affect the Company’s business and results.
The foregoing list of risk factors is not exhaustive or exclusive. Other factors and unanticipated events could adversely affect the Company and its business and results. The Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
The Company’s Customer Central corporate headquarters and distribution center are located on 54 acres in Indianapolis, Indiana. The facility consists of 142,000 square feet of office space and 647,000 square feet of warehouse space. The facility, which is owned by the Company, was designed and constructed to the Company’s specifications and includes automated conveyor and storage rack systems, a high speed shipping sorter and a tilt-tray sortation system. The Company also leases 12,501 square feet of corporate office space for the Company’s Digital team in Boulder, Colorado and 5,026 square feet of corporate office space for Running Specialty in Denver, Colorado.
Store Locations
At April 4, 2014, the Company operated 904 stores in 47 states and the District of Columbia. The Finish Line stores and Branded shops within department stores are primarily located in enclosed shopping malls and the Running Specialty stores are primarily located on street front locations. The following table sets forth information concerning the Company’s stores and shops as of April 4, 2014:

State	Finish Line	Running Specialty	Branded shops within department stores	State	Finish Line	Running Specialty	Branded shops within department stores
Alabama	12			Nebraska	6
Arizona	12		10	Nevada	5		2
Arkansas	6			New Hampshire	5		1
California	41		77	New Jersey	13	6	15
Colorado	12	4		New Mexico	4		2
Connecticut	8	1	3	New York	26	5	21
Delaware			1	North Carolina	15
Florida	47		11	North Dakota	2
Georgia	19		7	Ohio	38	3
Idaho	2			Oklahoma	6
Illinois	33		6	Oregon	1		1
Indiana	24	4	3	Pennsylvania	39		3
Iowa	8			Rhode Island	1
Kansas	7			South Carolina	12
Kentucky	8	3		South Dakota	1
Louisiana	9		1	Tennessee	17
Maine	1			Texas	62	12	8
Maryland	18	1	5	Utah	2
Massachusetts	13	6	6	Virginia	25	3	2
Michigan	24		7	Washington	10		16
Minnesota	8		1	West Virginia	7
Mississippi	7			Wisconsin	12		1
Missouri	14			Wyoming	1
Montana	1			District of Columbia		1	1
				Totals	644	49	211

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
Item 3. Legal Proceedings
The Company is subject from time to time to certain legal proceedings and claims in the ordinary course of conducting its business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. The Company believes there are no pending legal proceedings in which the Company is currently involved which will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

Item 4.5. Directors and Executive Officers of the Registrant

Name	Age	Position	Officer or Director Since
Glenn S. Lyon(7)	63	Chairman and Chief Executive Officer	2001
Samuel M. Sato(8)	50	President, Finish Line Brand	2007
Edward W. Wilhelm	55	Executive Vice President, Chief Financial Officer	2009
Mark S. Landau(1)(8)	56	Executive Vice President, Chief Business Development Officer	2010
Steven J. Schneider	58	Executive Vice President, Strategic Initiatives	1989
Michael L. Marchetti(2)	63	Executive Vice President, General Manager of Finish Line Macy’s Stores	1995
Melissa A. Greenwell	47	Executive Vice President, Chief Human Resources Officer	2013
Daniel S. Marous	46	Executive Vice President, IT and Supply Chain	2013
Bill Kirkendall(3)	60	Executive Vice President, President of Running Specialty Group	2001
Stephen Goldsmith(6)(7)(9)	67	Director	1999
William P. Carmichael(4)(10)	70	Director	2003
Catherine A. Langham(4)(5)(11)	55	Director	2006
Dolores A. Kunda(5)(6)(12)	58	Director	2008
Norman H. Gurwitz(4)(5)(13)	66	Director	2009
Richard P. Crystal(5)(7)(14)	69	Director	2009
Torrence Boone(6)(7)(15)	44	Director	2011
 _________________________

(1)
Mr. Landau has served as Executive Vice President, Chief Business Development Officer of the Company since January 2012. Previously he had served as a member of the Board of Directors since 2010. Prior to joining the Company, Mr. Landau was Managing Director and Head of CRE Banking Americas for Deutsche Bank Securities, Inc.

(2)
Mr. Marchetti has served as Executive Vice President, General Manager of Finish Line Macy’s Stores, of the Company since October 2012. Previously he had served as Executive Vice President, Store Operations.

(3)
Mr. Kirkendall became an Executive Vice President of the Company and was named President of Running Specialty Group on April 25, 2014. Previously he had served as a member of the Board of Directors since 2001, resigning from that position on April 24, 2014. Prior to joining the Company, Mr. Kirkendall was a Managing Partner/President of Glen Oaks Country Club and Lead Advisor for the Board of Advisors for Golf Resources, Inc.

(4)	Member of the Audit Committee of the Board of Directors of the Company.

(5)	Member of the Compensation Committee of the Board of Directors of the Company.

(6)	Member of the Governance and Nominating Committee of the Board of Directors of the Company.

(7)	Member of the Strategy Committee of the Board of Directors of the Company.

(8)	Non-Director member of the Strategy Committee of the Board of Directors of the Company.

(9)
Mr. Goldsmith is currently a managing Director of the Huron Consulting Group, a provider of business consulting services, and the Daniel Paul Professor of Government and Director of the Innovations in American Government Program at Harvard’s Kennedy School of Government.

(10)
Mr. Carmichael currently serves as Chairman of the Board of Trustees of the Columbia Funds Series Trust, Columbia Funds Series Trust II, Columbia Funds Master Investment Trust, Columbia Funds Variable Insurance Trust I and Columbia ETF Trust and Chairman of Tri-Continental Corporation and the Columbia Seligman Premium Technology Growth Fund.

(11)
Ms. Langham is the co-founder, President and Chief Executive Officer of Langham Logistics, Inc., a global freight management company specializing in expedited transportation, warehousing and distribution.

(12)
Ms. Kunda is the founder and former President and Chief Executive Officer of Lapiz, one of the largest Hispanic advertising agencies across the Americas, and the former President of Leo Burnett Puerto Rico.

(13)
Mr. Gurwitz is a former advisor to and Vice President, Corporate Counsel and Director of Human Resources of Emmis Communications, an owner and operator of radio stations and magazines throughout the United States.

(14)	Mr. Crystal is the former Chairman and Chief Executive Officer of women’s clothing retailer New York & Company.

(15)	Mr. Boone is Managing Director of Agency Business Development for Google.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the Nasdaq Global Select Market under the ticker symbol FINL.
The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company’s common stock as reported by the Nasdaq Stock Market.

	Fiscal 2014		Fiscal 2013
Quarter Ended	High	Low	High	Low
May	$22.33	$17.75	$26.16	$19.18
August	22.85	20.47	23.55	17.87
November	27.31	21.37	24.90	19.71
February	28.86	22.99	20.89	16.87
As of April 4, 2014, there were approximately 1,997 record holders of common stock. The number of common stock record holders excludes the beneficial owners of shares held in “street” name or held through participants in depositories.
On January 16, 2014, the Company’s Board of Directors increased its quarterly cash dividend by 14% to $0.08 per share of common stock. The Company declared dividends of $14.2 million and $12.5 million during fiscal 2014 and 2013, respectively. As of March 1, 2014 and March 2, 2013, dividends declared but not paid of $3.9 million and $3.4 million, respectively, were accrued in other liabilities and accrued expenses on the consolidated balance sheets. The Company expects to continue to pay dividends on a quarterly basis and review for increases annually; however, further declarations of dividends remain at the discretion of the Company’s Board of Directors.
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program (the “2011 Share Repurchase Program”) to repurchase up to 5,000,000 shares of the Company’s common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the 2011 Share Repurchase Program (the “Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2017.
The Company purchased 1,015,838 shares at an average price of $22.27 per share for an aggregate amount of $22.6 million in fiscal 2014. As of March 1, 2014, there were 3,904,503 shares remaining available to repurchase under the Amended Program.
As of March 1, 2014, the Company held as treasury shares 11,641,219 shares of its common stock at an average price of $18.10 per share for an aggregate amount of $210.7 million. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Details on the shares repurchased under the Amended Program during the thirteen weeks ended March 1, 2014 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
December 1, 2013 – January 4, 2014	—	$—	—	4,104,464
January 5, 2014 – February 1, 2014	199,961	25.67	199,961	3,904,503
February 2, 2014 – March 1, 2014	—	—	—	3,904,503
	199,961	$25.67	199,961
____________________

(1)	The average price paid per share includes any brokerage commissions.

Item 6. Selected Financial Data

	Year Ended
	March 1,	March 2,	March 3,	February 26,	February 27,
	2014	2013	2012	2011	2010
	(in thousands, except per share and store/shop operating data)
Statement of Operations Data(1):
Net sales	$1,670,410	$1,443,365	$1,369,259	$1,229,002	$1,172,415
Cost of sales (including occupancy costs)(8)	1,122,967	958,921	889,130	815,073	793,556
Gross profit	547,443	484,444	480,129	413,929	378,859
Selling, general and administrative expenses(8)	424,571	365,883	343,629	302,718	297,323
Store closing costs	713	671	1,191	350	2,707
Impairment charges	2,054	5,593	974	1,228	6,771
Operating income	120,105	112,297	134,335	109,633	72,058
Interest income, net	37	198	447	508	322
Gain on sale of investment	2,076	—	—	—	—
Income from continuing operations before income taxes	122,218	112,495	134,782	110,141	72,380
Income tax expense(2)	47,166	43,314	49,978	41,277	21,547
Income from continuing operations	75,052	69,181	84,804	68,864	50,833
Loss from discontinued operations, net of income tax benefit	—	—	—	(30)	(15,161)
Net loss attributable to redeemable noncontrolling interest	1,851	2,292	—	—	—
Net income attributable to The Finish Line, Inc.	$76,903	$71,473	$84,804	$68,834	$35,672
Earnings Per Share Data(1):
Basic earnings from continuing operations	$1.57	$1.42	$1.62	$1.28	$0.92
Diluted earnings from continuing operations	$1.56	$1.40	$1.59	$1.26	$0.92
Dividends declared per share	$0.29	$0.25	$0.21	$0.17	$0.13
Share Data:
Basic weighted-average shares	48,286	49,824	52,020	52,979	54,221
Diluted weighted-average shares(3)	48,701	50,491	52,818	53,775	54,597
Selected Store Operating Data:
Number of stores/shops
Acquired during year	15	6	18	—	—
Opened during year	212	34	5	11	5
Closed during year	(24)	(21)	(31)	(13)	(28)
Open at end of year	878	675	656	664	666
Total square feet(4)	3,893,480	3,594,806	3,498,090	3,564,277	3,590,780
Average square feet per store/shop(4)	4,434	5,326	5,332	5,368	5,392
Net sales per square foot for Finish Line comparable stores(5)(6)	$366	$353	$339	$317	$298
Increase (decrease) in Finish Line comparable store sales(6)(7)	4.2%	5.8%	9.2%	6.3%	(0.5)%
Balance Sheet Data:
Working capital	$373,293	$357,657	$414,065	$383,264	$328,664
Total assets	$824,945	$706,422	$711,496	$664,845	$610,268
Total debt	$—	$—	$—	$—	$—
Shareholders’ equity	$582,184	$524,863	$529,537	$490,245	$442,150
____________________

(1)	Fiscal 2012 includes 53 weeks versus 52 weeks in all other years presented.

(2)	Fiscal 2010 amount includes a $6.5 million one-time tax benefit regarding the tax treatment of the terminated merger and litigation expenses related to fiscal 2009.

(3)	Consists of weighted-average common and common equivalent shares outstanding for the year.

(4)	Computed as of the end of each fiscal year.

(5)
Calculation includes all stores that are open as of the end of each fiscal year and that have been open more than one year. Accordingly, stores opened, closed or expanded during the year are not included. Temporarily closed stores are excluded during the months that the store is closed. Calculation excludes digital sales. Calculated excluding sales for the 53rd week in fiscal 2012.

(6)	Running Specialty stores and shops within department stores are not included in this calculation.

(7)
Calculation includes all stores that are open as of the end of each fiscal year and that have been open more than one year. Accordingly, stores opened, closed or expanded during the year are not included. Temporarily closed stores are excluded during the months that the store is closed. Calculation includes digital sales. Calculated excluding sales for the 53rd week in fiscal 2012.

(8)
Fiscal 2014 cost of sales includes $5.8 million in start-up costs related to inventory reserves established for inventory purchased from Macy’s. Fiscal 2014 selling, general and administrative expenses includes $2.2 million in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
During fiscal 2014, there were a few highlights which included record revenues, significant digital sales growth and the success of growth initiatives within Running Specialty and shops within department stores. The Company remained committed to its strategic plan to put capital investments into our people, technology and stores. Also, the Company continued to provide returns to our shareholders through dividends and stock repurchases totaling over $36 million. An overview of the detailed results is discussed below.

•	Net sales increased 15.7% to $1,670.4 million in fiscal 2014 compared to $1,443.4 million in fiscal 2013.

•	Finish Line comparable store sales for fiscal 2014 increased 4.2%.

•	Finish Line’s digital comparable sales (which are included in Finish Line comparable store sales) increased 15.1%.

•	Net sales per square foot for Finish Line comparable stores increased by $13 to $366.

•	Net sales associated with shops within department stores increased $119.3 million.

•	Running Specialty net sales increased $22.5 million to $50.2 million.

•	Gross profit was $547.4 million (32.8% of net sales) in fiscal 2014 compared to $484.4 million (33.6% of net sales) in fiscal 2013.

•	$5.8 million (0.3% of net sales) in start-up costs related to inventory reserves established for inventory purchased from Macy’s.

•	0.8% decrease in product margin (including start-up costs), net of shrink, as a percentage of net sales.

•	Occupancy costs remained constant as a percentage of net sales.

•	SG&A expenses were $424.6 million (25.4% of net sales) in fiscal 2014 compared to $365.9 million (25.3% of net sales) in fiscal 2013.

•
0.1% deleverage as a percentage of net sales, primarily due to $2.2 million in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear.

•
Investments in information technology, shops within department stores and Running Specialty along with variable costs to support the increase in digital sales increased SG&A expenses, however, SG&A expenses were consistent as a percentage of net sales.

•	Operating income was $120.1 million (7.2% of net sales) in fiscal 2014 compared to $112.3 million (7.8% of net sales) in fiscal 2013.

•	$7.8 million increase, or 7.0%, driven by increased sales.

•
$2.1 million of impairment charges related to obsolete store technology assets and fixtures in fiscal 2014 compared to $5.6 million of impairment charges related to the Company’s website and the long-lived assets associated with six underperforming stores in fiscal 2013.

•	$8.0 million of start-up costs for shops within department stores.

•	Net income attributable to The Finish Line, Inc. was $76.9 million (4.6% of net sales) in fiscal 2014 compared to $71.5 million (5.0% of net sales) in fiscal 2013.

•	$5.4 million increase, or 7.6%.

•	Diluted earnings per share attributable to The Finish Line, Inc. shareholders increased 11.4% to $1.56 in fiscal 2014 compared to $1.40 in fiscal 2013.

•	Cash and cash equivalents were $229.1 million on March 1, 2014 with no interest bearing debt.

•	Generated cash from operations of $119.0 million in fiscal 2014.

•	Cash outlay for capital expenditures was $81.7 million, with an additional $9.2 million within accounts payable on March 1, 2014.

•	Paid $13.7 million of dividends to shareholders in fiscal 2014.

•	Repurchased 1.0 million shares of common stock totaling $22.6 million during fiscal 2014.

•	Opened 22 new and closed 22 Finish Line stores during fiscal 2014, ending the year with 645 Finish Line stores.

•	Opened branded shops in 183 new department stores and closed a branded shop in 1 department store during fiscal 2014, ending the year with branded shops in 185 department stores.

•	Acquired 15 Running Specialty stores, opened 7 new stores and closed 1 store during fiscal 2014, ending the year with 48 Running Specialty stores.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to the valuation of inventories, the potential impairment of property and equipment and income taxes. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.
Cost of Sales. Cost of sales includes the cost associated with acquiring merchandise from vendors, occupancy costs, license fees, provision for inventory shortages and credits and allowances from our merchandise vendors. Cash consideration received from merchandise vendors after the related merchandise has been sold is recorded as an offset to cost of sales in the period negotiations are finalized. For cash consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of our cost of sales at the time of sale.
Because the Company does not include the costs associated with operating its distribution center and freight within cost of sales, the Company’s gross profit may not be comparable to those of other retailers that may include all costs related to their distribution centers in cost of sales and in the calculation of gross profit.
Valuation of Inventories. Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. The Company’s valuation of merchandise inventory includes markdown adjustments for merchandise that will be sold below cost and the impact of shrinkage. Markdowns are based upon historical information and assumptions about future demand and market conditions. Shrinkage is based on historical information and assumptions as to current shrink trends. Vendor rebates are applied as a reduction to the cost of merchandise inventories. It is possible that changes to the markdowns and shrinkage estimates could be required in future periods due to changes in market conditions.
Impairment of Property and Equipment Review. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment recognized is measured by comparing projected discounted cash flows to the asset’s carrying value. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.
Operating Leases. The Company leases retail stores under operating leases. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense for minimum lease payments on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The Company uses a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the leased space for build out. Contingent rents are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in other liabilities and accrued expenses on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Income Taxes. The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. The deferred tax assets may be reduced by a valuation allowance, which is established when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In addition, management is required to evaluate all available evidence including estimating future taxable income by taxing jurisdictions, the future reversal of temporary differences, tax planning strategies and recent results of operations when making its judgment to determine whether or not to record a valuation allowance for a portion, or all, of its deferred tax assets. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s consolidated statements of income in the period that includes the enactment date.
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
The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating income tax positions. The first step requires the Company to conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by a tax authority. The second step applies if the Company has concluded that the tax position is more likely than not to be sustained upon examination and requires the Company to measure the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Company includes its accrual for uncertain tax positions, including accrued penalties and interest, in other long-term liabilities on the consolidated balance sheets unless the liability is expected to be paid within one year. Changes to the accrual for uncertain tax positions, including accrued penalties and interest, are included in income tax expense on the consolidated statements of income.
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
The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in fiscal 2014 and 2013 and 53 weeks in fiscal 2012.
The Company is a premium retailer of athletic shoes, apparel and accessories for men, women and kids, throughout the United States, through four operating segments: brick and mortar stores, digital (which includes internet, mobile and tablet), shops within departments stores and Running Specialty. The brick and mortar stores and digital operating segments are collectively referred to as “Finish Line” throughout this document.
Brick and mortar comparable store sales are sales from stores open longer than one year, beginning in the thirteenth month of a store’s operation. Expanded stores are excluded from the brick and mortar comparable store sales calculation until the thirteenth month following the re-opening of the store and temporarily closed stores are excluded during the months that the store is closed. As a result of the 53rd week in fiscal 2012, the brick and mortar comparable store sales were calculated on a shifted basis by comparing brick and mortar comparable store sales for the 52 weeks ended March 2, 2013 to the 52 weeks ended March 3, 2012.
Digital comparable sales are the change in sales year over year for the reporting period derived from finishline.com. As a result of the 53rd week in fiscal 2012, the digital comparable sales were calculated on a shifted basis by comparing digital sales for the 52 weeks ended March 2, 2013 to the 52 weeks ended March 3, 2012.

Finish Line comparable store sales is the aggregation of brick and mortar comparable store sales and digital comparable sales.
The following tables set forth store and square feet information of the Company for each of the following years:

	Year Ended
Number of stores/shops	March 1, 2014	March 2, 2013
Finish Line:
Beginning of year	645	637
Opened	22	29
Closed	(22)	(21)
End of year	645	645
Branded shops within department stores:
Beginning of year	3	—
Opened	183	3
Closed	(1)	—
End of year	185	3
Running Specialty:
Beginning of year	27	19
Acquired	15	6
Opened	7	2
Closed	(1)	—
End of year	48	27
Total:
Beginning of year	675	656
Acquired	15	6
Opened	212	34
Closed	(24)	(21)
End of year	878	675

Square feet information	March 1, 2014	March 2, 2013
Finish Line:
Square feet	3,507,865	3,511,128
Average store size	5,439	5,444
Branded shops within department stores:
Square feet	229,685	3,483
Average shop size	1,242	1,161
Running Specialty:
Square feet	155,930	80,195
Average store size	3,249	2,970
Total:
Square feet	3,893,480	3,594,806

The following table sets forth net sales of the Company by major category for each of the following years (in thousands):

	Year Ended
Category	March 1, 2014		March 2, 2013		March 3, 2012
Footwear	$1,466,039	88%	$1,237,685	86%	$1,177,114	86%
Softgoods	204,371	12%	205,680	14%	192,145	14%
Total net sales	$1,670,410	100%	$1,443,365	100%	$1,369,259	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for the years indicated below:

	Year Ended
	March 1, 2014	March 2, 2013	March 3, 2012
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	67.2	66.4	64.9
Gross profit	32.8	33.6	35.1
Selling, general and administrative expenses	25.4	25.3	25.1
Store closing costs	0.1	0.1	0.1
Impairment charges	0.1	0.4	0.1
Operating income	7.2	7.8	9.8
Interest income, net	—	—	—
Gain on sale of investment	0.1	—	—
Income before income taxes	7.3	7.8	9.8
Income tax expense	2.8	3.0	3.6
Net income	4.5	4.8	6.2
Net loss attributable to redeemable noncontrolling interest	0.1	0.2	—
Net income attributable to The Finish Line, Inc.	4.6%	5.0%	6.2%
Fifty-Two Weeks Ended March 1, 2014 Compared to the Fifty-Two Weeks Ended March 2, 2013
Net Sales

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands)
Brick and mortar store sales	$1,291,863	$1,234,077
Digital sales	208,984	181,551
Shops within department store sales	119,384	102
Running Specialty sales	50,179	27,635
Total net sales	$1,670,410	$1,443,365

Brick and mortar comparable store sales increase	2.5%	3.4%
Digital comparable sales increase	15.1%	25.1%
Finish Line comparable store sales increase	4.2%	5.8%
Net sales increased 15.7% for fiscal 2014 compared to fiscal 2013. The increase was attributable to a Finish Line comparable store sales increase of 4.2%, an increase in net sales associated with the shops within department stores of $119.3 million and an increase in Running Specialty net sales of $22.5 million. The Finish Line comparable store sales increase of 4.2% is due to an increase in average dollars per transaction and digital traffic, partially offset by a decrease in conversion and store traffic.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands)
Cost of sales (including occupancy costs)	$1,122,967	$958,921
Gross profit	$547,443	$484,444
Gross profit as a percentage of net sales	32.8%	33.6%
The 0.8% decrease in gross profit, as a percentage of net sales, was primarily due to a 0.8% decrease in product margin, net of shrink, as a percentage of net sales. The 0.8% decrease in product margin, net of shrink, as a percentage of net sales, was primarily due to $5.8 million, or 0.3% of net sales, of start-up costs related to inventory reserves established for inventory purchased from Macy’s, as well as higher markdowns as the Company adjusted product assortment to meet customer demands.
Selling, General and Administrative Expenses

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands)
Selling, general and administrative expenses	$424,571	$365,883
Selling, general and administrative expenses as a percentage of net sales	25.4%	25.3%
The $58.7 million increase in selling, general and administrative expenses was primarily due to the following: (1) $2.2 million, or 0.1% of net sales, in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear; (2) capital investments to support the Company’s technology upgrades, digital platform and omnichannel strategy and to support shops within department stores and Running Specialty, which has increased depreciation by $5.1 million, or 16.5%; (3) variable costs in fulfillment, freight and payroll in conjunction with the 15.7% increase in consolidated net sales and (4) the increased cost associated with building a team for the shops within department stores.
Store Closing Costs

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands)
Store closing costs	$713	$671
Store closing costs as a percentage of net sales	0.1%	0.1%
Number of stores/shops closed	24	21
Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store or shop closing.
Impairment Charges

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands)
Impairment charges	$2,054	$5,593
Impairment charges as a percentage of net sales	0.1%	0.4%
Number of stores impaired	—	6
The fiscal 2014 impairment charge of $2.1 million was primarily a result of the write-off of obsolete store technology assets and fixtures. The fiscal 2013 impairment charge of $5.6 million was primarily due to a $3.7 million charge associated with the Company’s updated website that was launched but subsequently abandoned, as well as the write-off of long-lived assets of 6 underperforming stores.
Interest Income, Net

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands)
Interest income, net	$37	$198
Interest income, net as a percentage of net sales	—%	—%
The decrease of $0.2 million was due to lower invested balances and interest rates in fiscal 2014 compared to fiscal 2013.
Gain on Sale of Investment

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands)
Gain on sale of investment	$2,076	$—
Gain on sale of investment as a percentage of net sales	0.1%	—%
During fiscal 2014, the Company sold an investment with a carrying value of $1.0 million for $3.1 million, which resulted in a $2.1 million gain.
Income Tax Expense

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands)
Income tax expense	$47,166	$43,314
Income tax expense as a percentage of net sales	2.8%	3.0%
Effective income tax rate	38.6%	38.5%
The increase in the effective tax rate is a result of a slight increase in nondeductible expenses incurred during fiscal 2014 compared to fiscal 2013.
Net Loss Attributable To Redeemable Noncontrolling Interest

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands)
Net loss attributable to redeemable noncontrolling interest	$1,851	$2,292
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	0.1%	0.2%
The net loss attributable to redeemable noncontrolling interest represents the noncontrolling owner’s portion of the net loss generated by Running Specialty since March 29, 2012, which was the date of the investment by GCPI SR LLC.

Net Income Attributable To The Finish Line, Inc.

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands, except per share data)
Net income attributable to The Finish Line, Inc.	$76,903	$71,473
Net income attributable to The Finish Line, Inc. as a percentage of net sales	4.6%	5.0%
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$1.56	$1.40
The $5.4 million increase in net income attributable to the Finish Line, Inc. was primarily due to the increase in net sales, decrease in impairment charges and the gain on sale of investment during fiscal 2014. These increases were partially offset by $8.0 million of start-up costs related to shops within department stores, along with a decrease in product margin as a percentage of net sales and the investments to support the Company’s omnichannel strategy and the growth of shops within department stores and Running Specialty.
Fifty-Two Weeks Ended March 2, 2013 Compared to the Fifty-Three Weeks Ended March 3, 2012
Net Sales

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands)
Brick and mortar store sales	$1,234,077	$1,210,368
Digital sales	181,551	148,206
Shops within department store sales	102	—
Running Specialty sales	27,635	10,685
Total net sales	$1,443,365	$1,369,259

Brick and mortar comparable store sales increase	3.4%	5.7%
Digital comparable sales increase	25.1%	49.5%
Finish Line comparable store sales increase	5.8%	9.2%
Net sales increased 5.4% for fiscal 2013 compared to fiscal 2012. The increase was primarily attributable to a Finish Line comparable store sales increase of 5.8% during fiscal 2013 resulting primarily from a 4.4% increase in store average dollar per transaction, a 0.9% increase in store traffic and a 25.1% increase in digital comparable sales. Comparable store footwear sales for the fifty-two weeks ended March 2, 2013 increased 6.1% while comparable store softgoods sales increased 4.5%.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands)
Cost of sales (including occupancy costs)	$958,921	$889,130
Gross profit	$484,444	$480,129
Gross profit as a percentage of net sales	33.6%	35.1%
The 1.5% decrease in gross profit, as a percentage of net sales, was a result of a 0.8% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.7% increase in occupancy costs as a percentage of net sales. The 0.8% decrease in product margin, net of shrink, as a percentage of net sales, was primarily due to selling a lower proportion of full price product related to markdowns as we continually adjusted our product assortments to customer demands. Also, digital sales, which typically have a lower overall product margin than stores, increased as a percentage of total net sales as compared to the prior year. The 0.7% increase in occupancy costs, as a percentage of net sales, reflects more store openings than closings, as well as, longer lease term agreements entered into for some of our better performing stores during 2013.

Selling, General and Administrative Expenses

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands)
Selling, general and administrative expenses	$365,883	$343,629
Selling, general and administrative expenses as a percentage of net sales	25.3%	25.1%
The $22.3 million increase in selling, general and administrative expenses was primarily due to the following: (1) variable costs in fulfillment, freight and payroll in conjunction with the 25.1% increase in comparable digital sales as well as the increase in store sales; (2) an increase in marketing expense to drive traffic to our website and our stores; (3) capital investments to support the Company’s technology upgrades, digital platform and omnichannel strategy which has increased depreciation and amortization by $4.2 million, or 15.4%; (4) additional expenses associated with the Running Specialty business growth and (5) start-up costs associated with shops within department stores.
Store Closing Costs

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands)
Store closing costs	$671	$1,191
Store closing costs as a percentage of net sales	0.1%	0.1%
Number of stores closed	21	31
Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing. The $0.5 million decrease in store closing costs is a function of more stores closed during fiscal 2012 compared to fiscal 2013 that had remaining book value.
Impairment Charges

	Year Ended
	March 2, 2013	March 3, 2012
	(dollars in thousands)
Impairment charges	$5,593	$974
Impairment charges as a percentage of net sales	0.4%	0.1%
Number of stores impaired	6	4
The fiscal 2013 impairment charge of $5.6 million was primarily a result of a $3.7 million charge associated with the Company’s updated website that launched during the third quarter of fiscal 2013. Subsequently, it became apparent that there was a degradation of the customer experience, evidenced by a decline in several key performance indicators. As a result, the Company made the strategic decision to transition back to the Company’s legacy website given the importance of the selling season. In February 2013, the Company made the decision to permanently abandon the updated website. The fiscal 2013 impairment charge also included $1.9 million for the write-off of long-lived assets of 6 underperforming stores. The fiscal 2012 impairment charge of $1.0 million was a result of the write-off of long-lived assets of 4 underperforming stores.
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
The net loss attributable to redeemable noncontrolling interest represents the noncontrolling owner’s portion of the net loss generated by Running Specialty since March 29, 2012, which was the date of the investment by GCPI SR LLC.
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
Liquidity and Capital Resources. The Company’s primary source of working capital is cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (dollars in thousands):

	March 1, 2014	March 2, 2013
Cash and cash equivalents	$229,079	$226,982
Merchandise inventories, net	$304,209	$243,770
Interest-bearing debt	$—	$—
Working capital	$373,293	$357,657

Operating Activities
Net cash provided by operating activities was $119.0 million, $81.5 million and $94.7 million for fiscal 2014, 2013 and 2012, respectively. Net cash provided by operating activities increased by $37.5 million in fiscal 2014 compared to fiscal 2013. This increase is primarily the result of an increase in net income and a net decrease in the cash outflow in working capital balances for fiscal 2014 compared to fiscal 2013.
At March 1, 2014, the Company had cash and cash equivalents of $229.1 million, which represents a $2.1 million increase from March 2, 2013. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments purchased with a maturity of three months or less at the date of purchase. At March 1, 2014, substantially all of the Company’s cash was invested in deposit accounts at banks.
Consolidated inventories increased 24.8% at March 1, 2014 compared to March 2, 2013. Finish Line inventories increased 0.2% at March 1, 2014 compared to March 2, 2013. The increase in consolidated inventories over the prior year is primarily related to the increase in inventory to support the Company’s merchandise assortment within shops within department stores and the increase in inventory at Running Specialty to support the increase in stores.
Investing Activities
Net cash used in investing activities was $91.2 million, $86.0 million and $38.1 million for fiscal 2014, 2013 and 2012, respectively. The increase in cash used in investing activities in fiscal 2014 compared to fiscal 2013 was primarily a result of a $9.2 million increase in cash paid for acquisitions completed by Running Specialty, which was partially offset by $3.1 million in proceeds from the sale of an investment.
Capital expenditures were $81.7 million, $81.6 million and $29.1 million for fiscal 2014, 2013 and 2012, respectively. Expenditures in fiscal 2014 were primarily for the construction of 22 new Finish Line stores and 7 new Running Specialty stores, excluding acquisitions, the remodeling and repositioning of existing stores, including additional brand shops such as Finish Line’s Nike Track Club and Brand Jordan, as well as other key brand partnerships for “store-within-store” models, and building out shops within department stores. Further, the Company had capital investments in IT infrastructure to support new supply chain management, warehouse management and merchandising systems and technology to support growth in Finish Line’s digital business, the majority of which have yet to be placed in service as of year-end. In addition to $81.7 million of cash paid in fiscal 2014, $9.2 million of capital expenditures for property and equipment was accrued in accounts payable at March 1, 2014.
The Company intends to invest approximately $90-$95 million in capital expenditures for the upcoming fiscal year. Of this amount, approximately $9 million is intended for the construction of approximately 15 new Finish Line stores and approximately $15 million is intended for the remodeling or repositioning of existing Finish Line stores with additional brand shops such as Finish Line’s Nike Track Club and Brand Jordan, as well as other key brand partnerships for “store-within-store” models. In addition, approximately $15 million is expected to be spent on building out Branded shops within department stores. The remaining $51-$56 million to be invested is related primarily to projected capital expenditures of approximately $46 million intended for technology investments to support the multi-year core systems upgrade and growth in our digital business and approximately $5 million to support Running Specialty new store growth and other corporate maintenance, which excludes acquisition capital. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.
Financing Activities
Net cash used in financing activities was $25.7 million, $76.0 million and $48.4 million for fiscal 2014, 2013 and 2012, respectively. The $50.3 million decrease in cash used in financing activities in fiscal 2014 compared to fiscal 2013 was primarily due to a reduction of $54.6 million of stock repurchases, a $3.3 million increase in proceeds from the issuance of common stock and a $4.0 million decrease in the funding of a related-party note receivable, partially offset by a $1.5 million increase in dividends paid and proceeds from the sale of redeemable noncontrolling interest of $10.0 million related to Running Specialty in fiscal 2013.
Credit Facility
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
Approximately $1.8 million in stand-by letters of credit were outstanding as of March 1, 2014 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of March 1, 2014. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $98.2 million as of March 1, 2014.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of March 1, 2014.
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
Share Repurchase Program
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program (the “2011 Share Repurchase Program”) to repurchase up to 5,000,000 shares of the Company’s common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the 2011 Share Repurchase Program (the “Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2017.
The Company purchased 1,015,838 shares at an average price of $22.27 per share for an aggregate amount of $22.6 million in fiscal 2014. As of March 1, 2014, there were 3,904,503 shares remaining available to repurchase under the Amended Program.
As of March 1, 2014, the Company held as treasury shares 11,641,219 shares of its common stock at an average price of $18.10 per share for an aggregate purchase amount of $210.7 million. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan and issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Dividends
On January 16, 2014, the Company increased its quarterly cash dividend to $0.08 per share of the Company’s common stock. The Company declared dividends of $14.2 million and $12.5 million during fiscal 2014 and 2013, respectively. As of March 1, 2014 and March 2, 2013, dividends declared but not paid were $3.9 million and $3.4 million, respectively. Further declarations of dividends remain at the discretion of the Company.
Share Conversion
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
Strategic Priority Funding
Management believes that cash on hand of $229.1 million as of March 1, 2014 and anticipated future operating cash flows will be sufficient to deliver on the Company’s three strategic priorities to drive sales and earnings growth:

•	Continue to grow Finish Line through improved store productivity and continued elevated digital growth;

•	Continue to expand as a multi-divisional retailer, maximizing the growth opportunities in shops within department stores and Running Specialty while exploring other opportunities as well; and

•	Continue to provide direct returns to shareholders through dividends and share repurchases.
Contractual Obligations
The following table summarizes the Company’s long-term contractual obligations as of March 1, 2014 (in thousands):

	Total	Payments Due by Fiscal Year
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
Contractual Obligations:
Operating lease obligations(1)	$688,189	$87,352	$163,361	$153,898	$283,578	$—
Other liabilities(2)(3)(4)	17,404	—	—	—	—	17,404
Total contractual obligations	$705,593	$87,352	$163,361	$153,898	$283,578	$17,404
_____________

(1)
Includes the guaranteed minimum license fee associated with shops within department stores. The Company has entered into an arrangement to sell product within its shops within department stores which includes a guaranteed minimum license fee in fiscal years 2017 through 2023. The license fee is compensation for use of the selling space and for administrative and operational services and use of the department store’s name.

(2)
Other liabilities includes future estimated payments associated with unrecognized tax benefits of $9.6 million. The Company expects to make cash outlays in the future related to our unrecognized tax benefits. The liability is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For further information related to unrecognized tax benefits, see Note 6, “Income Taxes,” to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

(3)
Other liabilities includes future payments related to our non-qualified deferred compensation plan of $5.9 million. The liability is included in the “Other” category as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution. For further information related to our non-qualified deferred compensation plan, see Note 7, “Retirement Plan,” to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

(4)
Other liabilities includes liabilities of $1.9 million that are measured at fair value on a recurring basis related to contingent consideration for two acquisitions. The liabilities are included in the “Other” category and disclosed in Note 2, “Acquisitions and Goodwill,” to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventory. In addition, in the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These open purchase orders do not contain any significant termination payments or other penalties if cancelled. Total open purchase orders outstanding at March 1, 2014 were $523.5 million, and have not been included in the table above.
Off Balance Sheet Arrangements
The Company has no off balance sheet arrangements as that term is defined in Item 303(a)(4) of Regulation S-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
The Company is exposed to changes in interest rates primarily from its investments in marketable securities from time to time. The Company did not have any marketable securities as of March 1, 2014. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting
The management of The Finish Line, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 1, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 framework). Based on management’s assessment it believes that, as of March 1, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 1, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of The Finish Line, Inc.
We have audited The Finish Line, Inc.’s internal control over financial reporting as of March 1, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Finish Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Finish Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 1, 2014 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Finish Line, Inc. as of March 1, 2014 and March 2, 2013, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 1, 2014 of The Finish Line, Inc., and our report dated April 29, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
April 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of The Finish Line, Inc.
We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of March 1, 2014 and March 2, 2013, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 1, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at March 1, 2014 and March 2, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 1, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Finish Line, Inc.’s. internal control over financial reporting as of March 1, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated April 29, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
April 29, 2014

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 1, 2014	March 2, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$229,079	$226,982
Accounts receivable, net	16,062	14,768
Merchandise inventories, net	304,209	243,770
Other	17,613	6,174
Total current assets	566,963	491,694
PROPERTY AND EQUIPMENT:
Land	1,557	1,557
Building	42,840	42,460
Leasehold improvements	239,555	227,080
Furniture, fixtures and equipment	170,252	143,510
Construction in progress	61,154	36,339
	515,358	450,946
Less accumulated depreciation	292,176	270,345
Total property and equipment, net	223,182	180,601
Deferred income taxes	—	12,018
Goodwill	25,608	13,888
Other assets, net	9,192	8,221
Total assets	$824,945	$706,422
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	March 1, 2014	March 2, 2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$120,982	$75,641
Employee compensation	24,269	15,579
Accrued property and sales tax	11,162	9,245
Income taxes payable	6,932	5,211
Deferred income taxes	3,998	7,239
Other liabilities and accrued expenses	26,327	21,122
Total current liabilities	193,670	134,037
Commitments and contingencies
Deferred credits from landlords	27,658	27,215
Deferred income taxes	1,366	—
Other long-term liabilities	18,293	16,638
Redeemable noncontrolling interest	1,774	3,669
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 110,000 shares authorized
Shares issued—(2014—60,145; 2013—59,587)
Shares outstanding—(2014—48,117; 2013—48,193)	601	596
Additional paid-in capital	224,619	217,045
Retained earnings	567,631	504,883
Treasury stock—(2014—11,641; 2013—11,394)	(210,667)	(197,661)
Total shareholders’ equity	582,184	524,863
Total liabilities and shareholders’ equity	$824,945	$706,422
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended
	March 1, 2014	March 2, 2013	March 3, 2012
Net sales	$1,670,410	$1,443,365	$1,369,259
Cost of sales (including occupancy costs)	1,122,967	958,921	889,130
Gross profit	547,443	484,444	480,129
Selling, general and administrative expenses	424,571	365,883	343,629
Store closing costs	713	671	1,191
Impairment charges	2,054	5,593	974
Operating income	120,105	112,297	134,335
Interest income, net	37	198	447
Gain on sale of investment	2,076	—	—
Income before income taxes	122,218	112,495	134,782
Income tax expense	47,166	43,314	49,978
Net income	75,052	69,181	84,804
Net loss attributable to redeemable noncontrolling interest	1,851	2,292	—
Net income attributable to The Finish Line, Inc.	$76,903	$71,473	$84,804
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$1.57	$1.42	$1.62
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$1.56	$1.40	$1.59
Dividends declared per share	$0.29	$0.25	$0.21
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	March 1, 2014	March 2, 2013	March 3, 2012
OPERATING ACTIVITIES:
Net income	$75,052	$69,181	$84,804
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	2,054	5,593	974
Depreciation and amortization	34,964	31,182	27,027
Deferred income taxes	10,143	5,041	10,805
Loss on disposals of property and equipment	1,448	1,250	1,528
Gain on sale of investment	(2,076)	—	—
Share-based compensation	7,068	6,612	5,187
Excess tax benefits from share-based compensation	(2,897)	(2,963)	(5,951)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,189)	(5,710)	1,511
Merchandise inventories, net	(56,707)	(22,403)	(23,880)
Other assets	(13,204)	9,342	(8,645)
Accounts payable	43,315	(2,471)	(7,512)
Employee compensation	8,690	(6,843)	3,887
Income taxes payable	6,248	(6,850)	8,971
Other liabilities and accrued expenses	5,632	914	2,950
Deferred credits from landlords	443	(382)	(6,916)
Net cash provided by operating activities	118,984	81,493	94,740

INVESTING ACTIVITIES:
Capital expenditures for property and equipment	(81,668)	(81,586)	(29,131)
Acquisitions, net of cash acquired	(12,687)	(3,526)	(8,495)
Payments for intangible assets	—	—	(550)
Proceeds from disposals of property and equipment	62	77	40
Cash paid for investment	—	(1,000)	—
Proceeds from sale of investment	3,076	—	—
Net cash used in investing activities	(91,217)	(86,035)	(38,136)
FINANCING ACTIVITIES:
Dividends paid to shareholders	(13,674)	(12,147)	(10,512)
Proceeds from issuance of common stock	7,725	4,422	16,496
Excess tax benefits from share-based compensation	2,897	2,963	5,951
Purchase of treasury stock	(22,618)	(77,208)	(60,368)
Funding of related-party note receivable	—	(4,000)	—
Proceeds from sale of redeemable noncontrolling interest	—	10,000	—
Net cash used in financing activities	(25,670)	(75,970)	(48,433)
Net increase (decrease) in cash and cash equivalents	2,097	(80,512)	8,171
Cash and cash equivalents at beginning of year	226,982	307,494	299,323
Cash and cash equivalents at end of year	$229,079	$226,982	$307,494
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid	$9,200	$9,715	$—
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Totals
	Class A	Class B	Treasury	Class A	Class B
Balance at February 26, 2011	51,037	1,351	6,964	$580	$13	$197,036	$372,047	$(79,431)	$490,245
Net income attributable to The Finish Line, Inc.							84,804		84,804
Cash dividends declared ($0.21 per share)							(10,967)		(10,967)
Non-qualified Class A common stock options exercised and related tax benefits	1,490		(1,490)			10,428		11,237	21,665
Share-based compensation						5,187			5,187
Restricted shares vested, net of repurchase for taxes	288	58	(288)			(1,508)		17	(1,491)
Shares issued under employee stock purchase plan	27		(27)			128		334	462
Class B common stock conversion to Class A common stock	838	(838)		8	(8)				—
Treasury stock purchased	(2,885)		2,885					(60,368)	(60,368)
Balance at March 3, 2012	50,795	571	8,044	588	5	211,271	445,884	(128,211)	529,537
Net income attributable to The Finish Line, Inc.							71,473		71,473
Cash dividends declared ($0.25 per share)							(12,474)		(12,474)
Non-qualified Class A common stock options exercised and related tax benefits	544		(544)			(869)		8,456	7,587
Share-based compensation						6,612			6,612
Restricted shares vested, net of repurchase for taxes	42	87	48		2	(36)		(1,212)	(1,246)
Shares issued under employee stock purchase plan	33		(33)			67		514	581
Class B common stock conversion to Class A common stock	658	(658)		8	(7)				1
Treasury stock purchased	(3,879)		3,879					(77,208)	(77,208)
Balance at March 2, 2013	48,193	—	11,394	596	—	217,045	504,883	(197,661)	524,863
Net income attributable to The Finish Line, Inc.							76,903		76,903
Cash dividends declared ($0.29 per share)							(14,155)		(14,155)
Non-qualified common stock options exercised and related tax benefits	751		(751)			582		10,031	10,613
Share-based compensation						7,068			7,068
Restricted shares vested, net of repurchase for taxes	158		13	5		(268)		(833)	(1,096)
Shares issued under employee stock purchase plan	31		(31)			192		414	606
Treasury stock purchased	(1,016)		1,016					(22,618)	(22,618)
Balance at March 1, 2014	48,117	—	11,641	$601	$—	$224,619	$567,631	$(210,667)	$582,184
See accompanying notes.

THE FINISH LINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
Basis of Presentation. The consolidated financial statements include the accounts of The Finish Line, Inc. and its subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated. Throughout these notes to the consolidated financial statements, fiscal years ended March 1, 2014, March 2, 2013 and March 3, 2012 are referred to as 2014, 2013 and 2012, respectively.
The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in 2014 and 2013 and 53 weeks in 2012.
Nature of Operations. The Company is one of the largest specialty retailers in the United States, and operates two retail divisions under the Finish Line brand name (“Finish Line”) and the Running Specialty Group (“Running Specialty”).
In 2014, the Company purchased approximately 88% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 70%, 69% and 64% of merchandise purchases in 2014, 2013 and 2012, respectively.
Use of Estimates. Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Segment Information. The Company is a premium retailer of athletic shoes, apparel and accessories for men, women and kids, throughout the United States, through four operating segments: brick and mortar stores, digital (which includes internet, mobile and tablet), shops within department stores and Running Specialty. Given the similar economic characteristics of brick and mortar stores, digital and shops within department stores, which include a similar nature of products sold, type of customer and method of distribution, and Running Specialty being immaterial, the Company’s operating segments are aggregated into one reportable segment. The following table sets forth net sales of the Company by major category for each of the following years (in thousands):

Category	2014		2013		2012
Footwear	$1,466,039	88%	$1,237,685	86%	$1,177,114	86%
Softgoods	204,371	12%	205,680	14%	192,145	14%
Total net sales	$1,670,410	100%	$1,443,365	100%	$1,369,259	100%
Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments purchased with a maturity of three months or less at the date of purchase. At March 1, 2014, substantially all of the Company’s cash was invested in deposit accounts at banks. The majority of payments due from banks for credit card transactions process within 24 to 48 hours and are accordingly classified as cash and cash equivalents.
Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method, which approximates the first-in, first-out method. The Company’s valuation of merchandise inventory includes markdown adjustments for merchandise that will be sold below cost and the impact of shrinkage. Markdowns are based upon historical information and assumptions about future demand and market conditions. Shrinkage is based on historical information and assumptions as to current shrink trends. Vendor rebates are applied as a reduction to the cost of merchandise inventories.
Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings and three to 10 years for furniture, fixtures and equipment. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred. Depreciation expense for 2014, 2013 and 2012 was $36.4 million, $31.3 million and $27.1 million, respectively.
Impairment of Property and Equipment. In accordance with Accounting Standards Codification “ASC” 360, the Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment recognized is measured by comparing projected discounted cash flows to the asset’s carrying value. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments.
Goodwill and Other Intangible Assets. The Company accounts for goodwill and other intangible assets in accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”). ASC 350 requires that goodwill and intangible assets with indefinite lives not be amortized, but reviewed for impairment if impairment indicators arise and, at a minimum, annually. Intangible assets that are deemed to have finite lives are amortized over their estimated useful lives.
The goodwill impairment test is a two-step test. In the first step, the Company compares the fair value of each reporting unit with goodwill to its carrying value. The Company determines the fair value of its reporting units with goodwill using a combination of a discounted cash flow and a market value approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities. If the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized for the difference.
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
There were no impairment charges recognized by the Company related to goodwill or other intangible assets in 2014, 2013 or 2012.
Deferred Credits From Landlords. Deferred credits from landlords consist of step rent and allowances from landlords related to the Company’s retail stores. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the pre-opening build-out period. This amount is generally recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than the straight-line rent expense, and reduced in the later years of the lease, when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts promised to the Company by landlords in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, the Company records a receivable for the full amount of the allowance when certain performance criteria articulated in the lease are met and a liability is concurrently established. This deferred credit from landlords is amortized into income (through lower rent expense) over the term, including the pre-opening build-out period, of the applicable lease and the receivable is reduced as amounts are received from the landlord.

Revenue Recognition. Revenues are recognized at the time the customer receives the merchandise, which for digital revenues reflects an estimate of shipments that have not been received by the customer based on shipping terms and estimated delivery times. Sales include merchandise, net of returns and excluding all taxes.
The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determined the gift card breakage rate based on historical redemption patterns. During the 4th quarter of 2014, 2013 and 2012 the Company recorded $0.7 million, $0.4 million and $0.3 million, respectively, of revenue related to gift card breakage. Gift card breakage is included in net sales in the Company’s consolidated statements of income, however it is not included in the comparable store sales amounts.
Cost of Sales. Cost of sales includes the cost associated with acquiring merchandise from vendors, occupancy costs, license fees, provision for inventory shortages and credits and allowances from merchandise vendors. Cash consideration received from merchandise vendors after the related merchandise has been sold is recorded as an offset to cost of sales in the period negotiations are finalized. For cash consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of cost of sales at the time of sale.

Because the Company does not include the costs associated with operating its distribution center and freight within cost of sales, the Company’s gross profit may not be comparable to those of other retailers that may include all costs related to their distribution centers in cost of sales and in the calculation of gross profit.
Selling, General and Administrative Expenses. Selling, general and administrative expenses include store payroll and related payroll benefits, store operating expenses, advertising, cooperative advertising allowances, shipping expense associated with shipping product to customers, costs associated with operating our distribution center and freight, including moving merchandise from our distribution center to stores, share-based compensation and other corporate related expenses.
Advertising. The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred. Advertising expense was as follows for each of the following years (in thousands):

	2014	2013	2012
Advertising expense	$41,818	$39,948	$35,827
Cooperative advertising credits	(9,846)	(9,295)	(7,839)
Net advertising expense	$31,972	$30,653	$27,988
Store Pre-opening Costs. Store pre-opening costs and other non-capitalized expenditures, including payroll, training costs and straight-line rent expense, are expensed as incurred.
Store Closing Costs. Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store closing. In the event a store is closed before its lease has expired, any estimated post-closing lease obligations, less sublease rental income, is provided for when the leased space is no longer in use. The Company closed 24, 21 and 31 stores in 2014, 2013 and 2012, respectively.
Income Taxes. The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. The deferred tax assets may be reduced by a valuation allowance, which is established when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In addition, management is required to evaluate all available evidence including estimating future taxable income by taxing jurisdictions, the future reversal of temporary differences, tax planning strategies and recent results of operations when making its judgment to determine whether or not to record a valuation allowance for a portion, or all, of its deferred tax assets. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s consolidated statements of income in the period that includes the enactment date.
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
The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating income tax positions. The first step requires the Company to conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by a tax authority. The second step applies if the Company has concluded that the tax position is more likely than not to be sustained upon examination and requires the Company to measure the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Company includes its accrual for uncertain tax positions, including accrued penalties and interest, in other long-term liabilities on the consolidated balance sheets unless the liability is expected to be paid within one year. Changes to the accrual for uncertain tax positions, including accrued penalties and interest, are included in income tax expense in the consolidated statements of income.

Earnings Per Share. Basic earnings per share is calculated by dividing net income associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method or two class method (whichever is more dilutive) as discussed in ASC 260-10, Earnings Per Share.
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
As of March 1, 2014 and March 2, 2013, the Company had not invested in, nor did it have, any derivative financial instruments.
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
Self-Insurance Reserves. The Company is self-insured for certain losses related to health, workers’ compensation and general liability insurance, although we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.
Recent Accounting Pronouncements. Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

2. Acquisitions and Goodwill
On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in Running Specialty. The Company remained majority owner. GCPI has the right to “put” and the Company has the right to “call” after March 4, 2017, under certain circumstances, GCPI’s interest in Running Specialty at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note (the “Promissory Note”), which is collateralized with GCPI’s interest in Running Specialty, due March 31, 2021 or earlier depending on certain stipulated events in the control of GCPI. The Promissory Note calls for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI. The balance of the Promissory Note and related accrued interest was $4.1 million and $4.0 million at March 1, 2014 and March 2, 2013, respectively, and has been netted against the redeemable noncontrolling interest on the consolidated balance sheets.
The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest, net of the Promissory Note and related accrued interest and adjusted for cumulative earnings or loss allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital. As of March 1, 2014 and March 2, 2013 the redeemable noncontrolling interest was measured at historical cost basis. The loss allocations for 2014 and 2013 were $1.9 million and $2.3 million, respectively.
During 2014, the Company completed four individually immaterial acquisitions for total consideration of $13.0 million, net of cash acquired, which were funded through the Company’s existing cash. In addition to cash consideration, the transactions included aggregate contingent consideration with an estimated fair value of $0.5 million, which is included within other long-term liabilities. The Company determined the estimated fair value based on discounted cash flow analyses and estimates made by management. The entities acquired operated fifteen specialty running stores in Ohio, Kentucky, Indiana, Colorado and Virginia. In connection with these acquisitions, the Company recorded goodwill of $11.6 million during 2014. Goodwill is deductible for U.S. federal income tax purposes.
The Company allocated the aggregated preliminary purchase price based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase price for 2014 acquisitions is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$11,608
Tangible assets, net of liabilities	1,832
Contingent consideration	(450)
Total purchase price	$12,990
 During 2013, the Company completed two individually immaterial acquisitions for total consideration of $4.2 million, net of cash acquired, which were funded through the Company’s existing cash. The Company determined the estimated fair value based on discounted cash flow analyses and estimates made by management. The entities acquired operated six specialty running shops in Texas and Virginia. In connection with these acquisitions, the Company recorded goodwill of $5.4 million during 2013.
The Company allocated the aggregated purchase price based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the purchase price for 2013 acquisitions is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$5,385
Tangible assets, net of liabilities	299
Contingent consideration	(1,453)
Total purchase price	$4,231

The following table provides a reconciliation of the Company’s goodwill for each of the following years (in thousands):

	2014	2013
Beginning balance	$13,888	$8,503
Acquisitions	11,608	5,385
Other	112	—
Ending balance	$25,608	$13,888
3. Fair Value Measurements
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 1, 2014			March 2, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$5,869	$—	$—	$4,940	$—	$—
Liabilities:
Contingent consideration liability	$—	$—	$1,903	$—	$—	$1,453
Included in Level 1 assets are mutual fund investments under a non-qualified deferred compensation plan. The Company estimates the fair value of these investments on a recurring basis using readily available market prices.
The Company has two liabilities that are measured at fair value on a recurring basis related to contingent consideration for two acquisitions for $1.9 million. The liabilities are adjusted to fair value each reporting period. The categorization of the framework used to price the liabilities is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair values.
There were no transfers into or out of Level 1, Level 2 or Level 3 assets or liabilities for any of the periods presented.
Level 3 Valuation Techniques
Financial assets and liabilities are considered Level 3 when the fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.
The following table provides a reconciliation of the Company’s Level 3 contingent consideration liabilities for each of the following years (in thousands):

	2014	2013
Beginning balance	$1,453	$—
Contingent consideration from acquisition	450	1,453
Ending balance	$1,903	$1,453
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value under certain circumstances that include those described in Note 12, Impairment Charges. The categorization used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.
Additionally, in connection with the acquisitions and purchase price allocations that are described in Note 2, Acquisitions and Goodwill, the Company recognized its assets and liabilities at fair value. All amounts are recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine the fair value.

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
Approximately $1.8 million in stand-by letters of credit were outstanding as of March 1, 2014 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of March 1, 2014. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $98.2 million as of March 1, 2014.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of March 1, 2014.
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
5. Leases
The Company leases retail stores under non-cancelable operating leases, which generally have lease terms ranging from five to ten years. Most of these lease arrangements do not provide for renewal periods. Many leases provide for contingent rents or license fees, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in other liabilities and accrued expenses on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable. In addition to rent payments, these leases generally require additional payments covering real estate taxes, insurance, maintenance and other costs. These additional payments are excluded from the table below. The components of rent expense incurred under these leases are as follows for each of the following years (in thousands):

	2014	2013	2012
Base rent, net of landlord deferred credits	$89,114	$81,872	$72,329
Step rent	1,456	1,340	(1,883)
Contingent rent	25,241	13,628	14,718
Rent expense	$115,811	$96,840	$85,164
A schedule of future base rent payments by fiscal year with initial or remaining non-cancelable terms of one year or more is as follows (in thousands):

2015	$87,352
2016	75,204
2017	88,157
2018	79,249
2019	74,649
Thereafter	283,578
Total	$688,189

This schedule of future base rent payments includes lease commitments for two new stores and nine remodeled stores that were not open as of March 1, 2014. The lease commitments also include the guaranteed minimum license fee associated with shops within department stores.
6. Income Taxes
The following table sets forth the components of income tax expense for each of the following years (in thousands):

	2014	2013	2012
Currently payable:
Federal	$32,610	$33,703	$36,211
State	4,413	4,570	2,962
	37,023	38,273	39,173
Deferred:
Federal	9,266	4,359	9,357
State	877	682	1,448
	10,143	5,041	10,805
Total income tax expense	$47,166	$43,314	$49,978
Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	March 1, 2014	March 2, 2013
Deferred tax assets:
Deferred credits from landlords	$10,323	$10,591
Share-based compensation	4,361	4,681
Compensation accrual	5,456	3,297
Deferred compensation	2,281	1,920
Other	5,721	4,501
Total deferred tax assets	28,142	24,990
Deferred tax liabilities:
Property and equipment	(24,625)	(10,137)
Inventories	(7,500)	(9,729)
Other	(1,381)	(345)
Total deferred tax liabilities	(33,506)	(20,211)
Net deferred tax (liability) asset	$(5,364)	$4,779
The effective income tax rate varies from the statutory federal income tax rate for 2014, 2013 and 2012 due to the following:

	2014	2013	2012
Tax at statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	2.9	3.0
Tax contingencies	—	(0.2)	(0.9)
Tax effect related to Running Specialty partnership interest	0.5	0.7	—
Other	0.2	0.1	—
	38.6%	38.5%	37.1%

As of March 1, 2014, the Company had approximately $1.0 million of net operating loss carryforwards for state tax purposes of which $0.5 million of net operating loss carryforwards related to excess share-based compensation deductions and when realized, will be credited to shareholders’ equity. If not used, these carryforwards will expire between 2028 and 2029.
Payments of income taxes for 2014, 2013 and 2012 equaled $31.0 million, $45.0 million and $28.7 million, respectively.
The Company is subject to U.S. federal income tax as well as income tax by multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through fiscal 2009 and all state and local income tax matters through fiscal 2005. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities.
Uncertain Tax Positions
As of March 1, 2014 and March 2, 2013, the Company had $9.6 million and $8.1 million of unrecognized tax benefits respectively, $2.7 million and $3.0 million respectively, of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits as of March 1, 2014, it is reasonably possible that the total unrecognized tax benefits could decrease by up to $0.2 million during the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the consolidated balance sheets in the period in which such matter is effectively settled with the tax authority.
The Company recognizes interest and penalty expense, as well as reversal of expense, related to unrecognized tax benefits as components of income tax expense. In 2014, 2013 and 2012, $0.2 million, $(0.5) million and $(0.6) million, respectively, of interest and penalties were included in income tax expense on the consolidated statements of income. The Company has accrued $2.0 million and $1.8 million for the payment of interest and penalties as of March 1, 2014 and March 2, 2013, respectively.
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal and state tax jurisdictions and excludes accrued interest and penalties (in thousands):

	2014	2013	2012
Unrecognized tax benefits at beginning of year	$6,268	$6,548	$7,530
Increases in tax positions for prior years	1,695	275	193
Decreases in tax positions for prior years	(195)	(29)	(1,057)
Increases in unrecognized tax benefits as a result of current year activity	2,385	13	50
Decreases to unrecognized tax benefits relating to settlements with taxing authorities	(209)	—	(5)
Decreases to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(2,306)	(539)	(163)
Unrecognized tax benefits at end of year	$7,638	$6,268	$6,548
7. Retirement Plan
The Company sponsors a defined contribution profit sharing plan, which covers substantially all employees who have completed one year of service and meet other eligibility criteria. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan also has a 401(k) feature whereby the Company matches employee contributions to the plan. The Company matches 100 percent of employee contributions to the plan on the first three percent of an employee’s wages and then 50 percent of employee contributions to the plan over three percent up to five percent of their wages (maximum of four percent). Employee contributions and Company matching contributions vest immediately. The Company’s total expense for the plan in 2014, 2013 and 2012 was $1.7 million, $1.2 million and $1.3 million, respectively.

The Company has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under the qualified defined contribution profit sharing plan. Amounts contributed and deferred under the deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s plan was $5.9 million and $4.9 million at March 1, 2014 and March 2, 2013, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The Company’s total expense recorded for this plan was $0 in 2014, 2013 and 2012.
8. Stock Plans
General
In July 2009, the Company’s shareholders approved and adopted The Finish Line, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), previously approved by the Company’s Board of Directors. The Company’s Board of Directors has reserved 6,500,000 shares of common stock for issuance upon exercise of options or other awards under the 2009 Incentive Plan. The number of shares reserved for issuance of all awards other than options and stock appreciation rights, is limited to 2,500,000 under the 2009 Incentive Plan. Upon approval of the 2009 Incentive Plan, the 2002 Stock Incentive Plan of The Finish Line, Inc. (the “2002 Incentive Plan”) is limited in future grants to awards from shares returned to the 2002 Incentive Plan by forfeiture after July 23, 2009. The Company provides newly issued shares and treasury stock to satisfy stock option exercises and for the issuance of restricted stock.
Total share-based compensation expense in 2014, 2013 and 2012 was $7.1 million, $6.6 million and $5.2 million, respectively.
Stock Option Activity
Stock options have been granted to directors, officers and other key employees. Generally, options outstanding under the plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years and expire ten years after the date of grant. The estimated weighted-average fair value of the individual options granted during 2014, 2013 and 2012 was $8.24, $9.56 and $8.98, respectively on the date of the grant. The fair values for all years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013	2012
Dividend yield	1.38%	1.05%	1.12%
Volatility	53.4%	58.3%	57.8%
Risk-free interest rate	0.84%	0.95%	1.98%
Expected life	5.0 years	4.9 years	4.8 years
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
A reconciliation of the Company’s stock option activity and related information for 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 2, 2013	2,196,177	$14.54
Granted	700,811	19.73
Exercised	(750,637)	11.10		$8,380,000
Forfeited	(229,755)	19.72
Outstanding at March 1, 2014	1,916,596	$17.14	7.2	$18,866,000
Exercisable at March 1, 2014	590,017	$12.08	5.0	$8,816,000

As of March 1, 2014, there was $6.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.7 years.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $8.4 million, $6.4 million and $14.7 million, respectively.
The following table summarizes information concerning outstanding and exercisable options at March 1, 2014:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1-$10	233,202	4.6	$5.75	233,202	$5.75
$10-$15	288,048	4.9	13.11	167,631	13.09
$15-$20	848,186	8.0	19.08	134,843	18.15
$20-$30	547,160	8.2	21.14	54,341	21.05
	1,916,596	7.2	$17.14	590,017	$12.08
The Company recorded compensation expense related to stock options of $3.5 million, $2.7 million and $2.1 million in 2014, 2013 and 2012, respectively.
Restricted Stock Activity
The Company has granted shares of the Company’s stock to non-employee directors, officers and other key employees that are subject to restrictions. The restricted stock granted to employees under the 2002 and 2009 Incentive Plans either vest upon the achievement of specified levels of net income growth over a three-year period or were granted such that they cliff-vest after a three-year period. For performance-based awards, should the net income criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. The Company recorded compensation expense related to restricted stock of $3.5 million, $3.8 million and $3.0 million in 2014, 2013 and 2012, respectively.
A reconciliation of the Company’s restricted stock activity and related information for 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at March 2, 2013	757,160	$18.95
Granted	324,927	20.32
Vested	(191,500)	14.42
Forfeited	(97,858)	15.42
Unvested at March 1, 2014	792,729	$20.47
As of March 1, 2014, there was $7.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of awards for which restrictions lapsed (vested) during 2014 was $2.8 million.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees are able to contribute up to 10 percent of their annual compensation to acquire shares of common stock at 85% of the market price on a specified date each offering period. As of March 1, 2014, 2,400,000 shares of common stock were authorized for purchase under the ESPP, of which 31,000, 33,000 and 27,000 shares were purchased during 2014, 2013 and 2012, respectively. The Company recognizes compensation expense based on the 15% discount at purchase. The Company recorded compensation expense related to the ESPP of $0.1 million in 2014, 2013 and 2012.

9. Start-Up Costs
The Company entered into a department license agreement and an on-line shop license agreement (the “Agreements”) with Macy’s, Inc. (“Macy’s”) whereby the Company is the exclusive provider of men’s, women’s and kids’ athletic shoes (“Athletic Shoes”) within Macy’s stores and macys.com. The Company will merchandise and fulfill inventory at all of Macy’s locations, and perform in-store build out of Finish Line shops and staffing at up to approximately 400 of Macy’s locations. The Company has incurred start-up costs to accommodate a conversion of Macy’s Athletic Shoes inventory to Finish Line assortments. The Company took full control of Macy’s Athletic Shoes inventory at Macy’s department store locations as of April 14, 2013 and macys.com as of May 14, 2013. As a part of the conversion, the Company agreed to purchase certain of Macy’s Athletic Shoes at Macy’s original cost.
The charges from start-up costs related to the Agreements with Macy’s includes the following: freight and handling of inventory from Macy’s to the Company; leased warehouse space at a third party for sorting and inventory reserves established for inventory purchased from Macy’s to record at the lower of cost or market.
During 2014, the Company incurred $5.8 million in start-up costs through cost of sales and $2.2 million within selling, general and administrative expenses within the consolidated statements of income for a combined $8.0 million. No start-up costs were incurred during fiscal 2013.
10. Earnings Per Share
Basic earnings per share attributable to The Finish Line, Inc. is calculated by dividing net income attributable to The Finish Line, Inc. associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share attributable to The Finish Line, Inc. assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method or two class method (whichever is more dilutive) discussed in ASC 260-10, Earnings Per Share.
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

The following is a reconciliation of the numerators and denominators used in computing earnings per share for each of the following years (in thousands, except per share amounts):

	2014	2013	2012
Net income attributable to The Finish Line, Inc.	$76,903	$71,473	$84,804
Net income attributable to The Finish Line, Inc. attributable to participating securities	919	653	691
Net income attributable to The Finish Line, Inc. available to common shareholders	$75,984	$70,820	$84,113
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	48,286	49,824	52,020
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$1.57	$1.42	$1.62
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	48,286	49,824	52,020
Dilutive effect of potential common shares(a)	415	667	798
Diluted weighted-average number of common shares outstanding	48,701	50,491	52,818
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$1.56	$1.40	$1.59
 _____________

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 1.1 million, 0.9 million and 0.4 million shares of common stock in 2014, 2013 and 2012, respectively, because the impact of such options would have been antidilutive.

11. Common Stock
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program (the “2011 Share Repurchase Program”) to repurchase up to 5,000,000 shares of the Company’s common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the 2011 Share Repurchase Program (the “Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2017.
The Company purchased 1,015,838 shares at an average price of $22.27 per share for an aggregate amount of $22.6 million in 2014. As of March 1, 2014, there were 3,904,503 shares remaining available to repurchase under the Amended Program.
The Company’s treasury shares may be issued upon the exercise of employee stock options, issuance of shares for the Employee Stock Purchase Plan, issuance of restricted stock or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On January 16, 2014, the Company increased its quarterly cash dividend to $0.08 per share from $0.07 per share of the Company’s common stock. The Company declared dividends of $14.2 million, $12.5 million and $11.0 million during 2014, 2013 and 2012, respectively. As of March 1, 2014 and March 2, 2013, dividends declared but not paid were $3.9 million and $3.4 million, respectively. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
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

12. Impairment Charges
The 2014 impairment charges of $2.1 million were primarily the result of the write-off of obsolete store technology assets and fixtures. The asset impairment charges for the obsolete store technology assets and fixtures were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows.
The 2013 impairment charges of $5.6 million were primarily the result of a $3.7 million charge associated with the Company’s updated website that was launched during the third quarter of fiscal 2013. Subsequently, it became apparent that there was a degradation of the customer experience, evidenced by a decline in several key performance indicators. As a result, the Company made the strategic decision to transition back to the Company’s legacy website given the importance of the selling season. In February 2013, the Company made the decision to permanently abandon the updated website. The 2013 impairment charge also included a $1.9 million charge for the write-off of long-lived assets of 6 underperforming stores.
The 2012 impairment charges of $1.0 million were the result of a write-off of long-lived assets of 4 underperforming stores.
13. Commitments and Contingencies
Demandware, Inc. (“Plaintiff”) filed an action against the Company in the United States District Court for the Southern District of New York on or about August 12, 2013, alleging breach of contract as it relates to the parties’ engagement to replace Finish Line’s web commerce platform. The viability of the claim is uncertain and a counterclaim against the Plaintiff has been filed. Plaintiff’s lawsuit seeks $6.6 million in alleged damages, as well as costs and attorney fees and other specified relief to be determined by the court. The possible range of loss for such contingency varies from zero to the extent of any judgment which may be rendered by the court. The Company intends to vigorously defend itself in this matter. The Company does not believe this matter is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company is subject from time to time to certain legal proceedings and claims in the ordinary course of conducting its business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. The Company believes there are no pending legal proceedings in which the Company is currently involved which will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14. Quarterly Financial Information (Unaudited)
The Company’s merchandise is marketed during all seasons, with the highest volume of merchandise sold during the second and fourth fiscal quarters as a result of back-to-school and holiday shopping. The third fiscal quarter has traditionally had the lowest volume of merchandise sold and the lowest results of operations.
The following tables set forth quarterly operating data of the Company, including such data as a percentage of net sales, for 2014 and 2013. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments, other than those noted, necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	June 1, 2013		August 31, 2013		November 30, 2013		March 1, 2014
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$351,053	100.0%	$436,030	100.0%	$364,455	100.0%	$518,872	100.0%
Cost of sales (including occupancy costs)	244,058	69.5	289,693	66.4	256,607	70.4	332,609	64.1
Gross profit	106,995	30.5	146,337	33.6	107,848	29.6	186,263	35.9
Selling, general and administrative expenses	99,356	28.3	103,455	23.8	104,092	28.6	117,668	22.7
Store closing costs	186	0.1	17	—	166	—	344	0.1
Impairment charges	—	—	—	—	841	0.2	1,213	0.2
Operating income	7,453	2.1	42,865	9.8	2,749	0.8	67,038	12.9
Interest income, net	14	—	10	—	3	—	10	—
Gain on sale of investment	—	—	—	—	—	—	2,076	0.4
Income before income taxes	7,467	2.1	42,875	9.8	2,752	0.8	69,124	13.3
Income tax expense	2,953	0.8	16,682	3.8	1,161	0.4	26,370	5.1
Net income	4,514	1.3	26,193	6.0	1,591	0.4	42,754	8.2
Net loss attributable to redeemable noncontrolling interest	561	0.1	314	0.1	727	0.2	249	0.1
Net income attributable to The Finish Line, Inc.	$5,075	1.4%	$26,507	6.1%	$2,318	0.6%	$43,003	8.3%
Basic earnings per share attributable to The Finish Line, Inc.(a)	$0.10		$0.54		$0.05		$0.88
Diluted earnings per share attributable to The Finish Line, Inc.(a)	$0.10		$0.54		$0.05		$0.87
Dividends declared per share	$0.07		$0.07		$0.07		$0.08

(a)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total for the fiscal year.

	Quarter Ended
	June 2, 2012		September 1, 2012		December 1, 2012		March 2, 2013
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$319,049	100.0%	$385,011	100.0%	$296,623	100.0%	$442,682	100.0%
Cost of sales (including occupancy costs)	214,390	67.2	250,461	65.0	206,833	69.7	287,237	64.9
Gross profit	104,659	32.8	134,550	35.0	89,790	30.3	155,445	35.1
Selling, general and administrative expenses	84,818	26.6	94,711	24.6	91,447	30.8	94,907	21.4
Store closing costs	95	—	325	0.1	1	—	250	0.1
Impairment charges	28	—	—	—	—	—	5,565	1.2
Operating income (loss)	19,718	6.2	39,514	10.3	(1,658)	(0.5)	54,723	12.4
Interest income, net	71	—	58	—	38	—	31	—
Income (loss) before income taxes	19,789	6.2	39,572	10.3	(1,620)	(0.5)	54,754	12.4
Income tax expense (benefit)	7,708	2.4	15,136	3.9	(811)	(0.3)	21,281	4.8
Net income (loss)	12,081	3.8	24,436	6.4	(809)	(0.2)	33,473	7.6
Net loss attributable to redeemable noncontrolling interest	197	0.1	537	0.1	702	0.2	856	0.2
Net income (loss) attributable to The Finish Line, Inc.	$12,278	3.9%	$24,973	6.5%	$(107)	—%	$34,329	7.8%
Basic earnings (loss) per share attributable to The Finish Line, Inc.(a)	$0.24		$0.49		$—		$0.70
Diluted earnings (loss) per share attributable to The Finish Line, Inc.(a)	$0.24		$0.49		$—		$0.69
Dividends declared per share	$0.06		$0.06		$0.06		$0.07

(a)	Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total for the fiscal year.

15. Subsequent Events
On April 25, 2014, the Company entered into an agreement with GCPI SR LLC (“GCP”) to increase Finish Line’s ownership in the Denver-based Running Specialty Group (“RSG”). GCP will retain an ownership position in RSG, maintain two positions on the RSG Board of Directors and will continue to provide leadership in ongoing business development opportunities. This transaction had no material impact on the Company’s financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Except for information disclosed in Part I under the heading “Directors and Executive Officers of the Registrant,” the information required by this Item is incorporated by reference to the information contained under the captions “Management—Executive Officers and Directors,” “Management—Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors, Committees and Meetings—Meetings and Committees of the Board of Directors—The Audit Committee” in the Company’s Proxy Statement for its Annual Shareholders Meeting (the “2014 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of March 1, 2014, the Company’s most recent fiscal year-end. The Company has a Code of Ethics policy that applies to all officers, employees and directors of the Company. It and other corporate governance documents are available on the Company’s website at www.finishline.com.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information contained under the caption “Executive Compensation” in the 2014 Proxy Statement to be filed within 120 days of March 1, 2014, the Company’s most recent fiscal year-end.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement to be filed within 120 days of March 1, 2014, the Company’s most recent fiscal year-end.
Equity Compensation Plan Information
The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders), as of March 1, 2014:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	1,916,596	$17.14	5,783,308	(2)
Equity compensation plans not approved by shareholders	—	—	—
 _______________

(1)	These shares are subject to awards made or to be made under the Company’s 2002 Stock Incentive Plan, 2009 Incentive Plan, Non-Employee Director Stock Option Plan and Employee Stock Purchase Plan.

(2)
Includes the following shares which remain available for future issuance under the referenced plans as of March 1, 2014: (i) 291,520 shares under the 2002 Stock Incentive Plan; (ii) 3,513,760 shares under the 2009 Incentive Plan and (iii) 1,978,028 shares under the Employee Stock Purchase Plan. From and after July 23, 2009, the only shares issuable under the 2002 Stock Incentive Plan (other than shares issuable upon the exercise of outstanding options, as disclosed in column (a)) include 291,520 shares eligible for issuance in respect of shares returned to the plan by forfeiture after July 23, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information contained under the captions “Executive Compensation—Related Party Transactions” and “Board of Directors, Committees and Meetings—Independence of Directors” in the 2014 Proxy Statement to be filed within 120 days of March 1, 2014, the Company’s most recent fiscal year-end.

Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information contained under the captions “Audit Committee Report—Independent Auditor Fee Information” and “Audit Committee Report—Pre-Approval Policies and Proceedings” in the 2014 Proxy Statement to be filed within 120 days of March 1, 2014, the Company’s most recent fiscal year-end.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following financial statements of The Finish Line, Inc. and the reports of the independent registered public accounting firm are filed in Item 8 as part of this Annual Report on Form 10-K:

(b) Financial Statement Schedules
All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(c) Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated June 21, 2009 by and among The Finish Line Man Alive, Inc., The Finish Line, Inc., Man Alive Acquisitions, LLC, and the other entities listed therein.(1)

3.1	Restated Articles of Incorporation of The Finish Line, Inc., amended and restated as of July 23, 2009.(2)

3.2	Bylaws of The Finish Line, Inc., amended as of July 23, 2009.(3)

4.1	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(4)*

4.2	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(5)*

4.3	Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(6)*

4.4	Amendment No. 3 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(7)*

4.5	The Finish Line, Inc. 2009 Incentive Plan.(10)*

10.1	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.(19)*

Exhibit Number	Description

10.2	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.(20)*

10.3	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.(21)*

10.4	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.(22)*

10.5	Form of Incentive Stock Award Letter pursuant to the 2002 Stock Incentive Plan.(23)*

10.6	Form of Indemnity Agreement between The Finish Line Inc. and each of its Directors or Executive Officers.(13)

10.7	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(14)*

10.8	The Finish Line, Inc. Employee Stock Purchase Plan.(15)*

10.9	The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.(28)*

10.10	Amendment No. 1 to The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.(29)*

10.11	Amended and Restated Employment Agreement of Glenn S. Lyon, dated as of December 31, 2008.*

10.12	Employment Agreement of Edward W. Wilhelm, dated as of March 30, 2009.*

10.13	Amendment No. 1 to the Amended and Restated Employment Agreement of Edward W. Wilhelm.*

10.14	Form of The Finish Line, Inc. 2009 Incentive Plan Non-Qualified Stock Option Award Agreement.(8)*

10.15	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement.(9)*

10.16
Amended and Restated Revolving Credit Facility Credit Agreement, dated as of November 30, 2012, by and among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holding, LLC as Borrowers, The Finish Line MA, Inc., as Guarantor, certain Lenders named therein, Bank of America, N.A., as Syndication Agent, and PNC Bank, National Association, as Administrative Agent, Lead Arranger, and Sole Book Runner.(24)

10.17	Amended and Restated Continuing Agreement of Guaranty And Suretyship—Subsidiaries, dated as of November 30, 2012, by The Finish Line MA, Inc.(25)

10.18	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon.*

10.19	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon.*

10.20	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement for Time Based Vesting.(11)*

10.21	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement for Performance Based Vesting.(12)*

10.22	Amendment No. 1 to The Finish Line, Inc. 2009 Incentive Plan.(16)*

Exhibit Number	Description

10.23	Amended and Restated Employment Agreement of Samuel M. Sato, dated as of December 31, 2008.(26)*

10.24	Amendment No. 1 to the Amended and Restated Employment Agreement of Samuel M. Sato.(18)*

10.25	Retirement Agreement, effective June 30, 2013, by and between The Finish Line, Inc. and Steven J. Schneider.(17)*

10.26	Employment Agreement of Mark S. Landau, dated as of January 1, 2012.*

14	Code of Ethics of The Finish Line, Inc., amended as of February 11, 2013.(27)

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Form 10-K for the year ended March 1, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

_______________

(1)	Previously filed as Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.

(3)	Previously filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009 and incorporated herein by reference.

(4)	Previously filed as Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 2, 2013 and incorporated herein by reference.

(5)	Previously filed as Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K for the year ended March 2, 2013 and incorporated herein by reference.

(6)	Previously filed as Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended March 2, 2013 and incorporated herein by reference.

(7)	Previously filed as Exhibit 4.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 2, 2013 and incorporated herein by reference.

(8)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.

(9)	Previously filed as Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.

(10)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2009 and incorporated herein by reference.

(11)	Previously filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011 and incorporated herein by reference.

(13)	Previously filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.

(14)	Previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.

(15)	Previously filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.

(16)	Previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended February 27, 2010 and incorporated herein by reference.

(17)	Previously filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2013 and incorporated herein by reference.

(18)	Previously filed as Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended March 2, 2013 and incorporated herein by reference.

(19)	Previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.

(20)	Previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.

(21)	Previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.

(23)	Previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended February 26, 2011 and incorporated herein by reference.

(24)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 and incorporated herein by reference.

(25)	Previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 and incorporated herein by reference.

(26)	Previously filed as Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended March 2, 2013 and incorporated herein by reference.

(27)	Previously filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 and incorporated herein by reference.

(28)	Previously filed as Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended March 2, 2013 and incorporated herein by reference.

(29)	Previously filed as Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended March 2, 2013 and incorporated herein by reference.
_______________

*	Management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	April 29, 2014	By:	/S/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature to the Annual Report on Form 10-K appears below here by constitutes and appoints Glenn S. Lyon and Edward W. Wilhelm as such person’s true and lawful attorney-in-fact and agent with full power of substitution for such person and in such person’s name, place and stead, in any and all capacities, to sign and to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents in connection therewith, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said in attorney-in-fact and agent, or any substitute therefor, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 29, 2014	/s/ GLENN S. LYON
Glenn S. Lyon, Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2014	/s/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2014	/s/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date:	April 29, 2014	/s/ WILLIAM P. CARMICHAEL
William P. Carmichael, Director

Date:	April 29, 2014	/s/ CATHERINE A. LANGHAM
Catherine A. Langham, Director

Date:	April 29, 2014	/s/ DOLORES A. KUNDA
Dolores A. Kunda, Director

Date:	April 29, 2014	/s/ NORMAN H. GURWITZ
Norman H. Gurwitz, Director

Date:	April 29, 2014	/s/ RICHARD P. CRYSTAL
Richard P. Crystal, Director

Date:	April 29, 2014	/s/ TORRENCE BOONE
Torrence Boone, Director

Exhibit Index

Exhibit Number	Description

10.11	Amended and Restated Employment Agreement of Glenn S. Lyon, dated as of December 31, 2008.

10.12	Employment Agreement of Edward W. Wilhelm, dated as of March 30, 2009.

10.13	Amendment No. 1 to the Amended and Restated Employment Agreement of Edward W. Wilhelm.

10.18	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon.

10.19	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon.

10.26	Employment Agreement of Mark S. Landau, dated as of January 1, 2012.

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Form 10-K for the year ended March 1, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.