Form 10-Q
period 2014-05-31
FINISH LINE INC /IN/
filed 2014-06-27
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014

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

The number of shares of the registrant’s Class A Common Stock outstanding on June 13, 2014 was 47,788,151.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 31, 2014	June 1, 2013	March 1, 2014
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$196,583	$195,906	$229,079
Accounts receivable, net	16,839	12,770	16,062
Merchandise inventories, net	294,990	292,551	304,209
Other	9,687	6,804	17,613
Total current assets	518,099	508,031	566,963
Property and equipment:
Land	1,557	1,557	1,557
Building	42,848	42,466	42,840
Leasehold improvements	242,731	228,266	239,555
Furniture, fixtures and equipment	170,661	147,293	170,252
Construction in progress	66,702	39,039	61,154
	524,499	458,621	515,358
Less accumulated depreciation	295,777	275,028	292,176
Total property and equipment, net	228,722	183,593	223,182
Deferred income taxes	—	13,512	—
Goodwill	29,458	21,544	25,608
Other assets, net	8,422	8,558	9,192
Total assets	$784,701	$735,238	$824,945

See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	May 31, 2014	June 1, 2013	March 1, 2014
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,803	$114,476	$120,982
Employee compensation	13,243	11,951	24,269
Accrued property and sales tax	8,743	7,433	11,162
Income taxes payable	5,523	2,094	6,932
Deferred income taxes	3,017	6,661	3,998
Other liabilities and accrued expenses	26,032	20,047	26,327
Total current liabilities	162,361	162,662	193,670
Commitments and contingencies
Deferred credits from landlords	28,674	27,618	27,658
Deferred income taxes	1,216	—	1,366
Other long-term liabilities	20,416	17,441	18,293
Redeemable noncontrolling interest, net	561	3,097	1,774
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding—(May 31, 2014 – 47,769; June 1, 2013 – 48,243; March 1, 2014 – 48,117)	601	597	601
Additional paid-in capital	220,219	218,348	224,619
Retained earnings	576,198	506,542	567,631
Treasury stock—(May 31, 2014 – 11,989; June 1, 2013 – 11,479; March 1, 2014 – 11,641)	(225,545)	(201,067)	(210,667)
Total shareholders’ equity	571,473	524,420	582,184
Total liabilities and shareholders’ equity	$784,701	$735,238	$824,945
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
Net sales	$406,531	$351,053
Cost of sales (including occupancy costs)	277,651	244,058
Gross profit	128,880	106,995
Selling, general and administrative expenses	108,896	99,356
Store closing costs	246	186
Impairment charges	2,068	—
Operating income	17,670	7,453
Interest income, net	7	14
Income before income taxes	17,677	7,467
Income tax expense	7,022	2,953
Net income	10,655	4,514
Net loss attributable to redeemable noncontrolling interest	1,780	561
Net income attributable to The Finish Line, Inc.	$12,435	$5,075

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.26	$0.10
Basic weighted average shares	47,929	48,281

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.25	$0.10
Diluted weighted average shares	48,360	48,732

Dividends declared per share	$0.08	$0.07
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
Operating activities:
Net income	$10,655	$4,514
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment charges	2,068	—
Depreciation and amortization	9,644	8,757
Deferred income taxes	(1,131)	(2,072)
Loss on disposals of property and equipment	498	521
Share-based compensation	2,127	1,904
Excess tax benefits from share-based compensation	(1,046)	(1,383)
Changes in operating assets and liabilities:
Accounts receivable, net	(769)	2,040
Merchandise inventories, net	10,574	(45,498)
Other assets	8,395	(679)
Accounts payable	(11,954)	39,822
Employee compensation	(11,026)	(3,628)
Income taxes payable	(1,129)	(2,010)
Other liabilities and accrued expenses	(2,687)	(3,165)
Deferred credits from landlords	1,016	499
Net cash provided by (used in) operating activities	15,235	(378)
Investing activities:
Capital expenditures for property and equipment	(20,614)	(15,371)
Acquisitions, net of cash acquired	(4,674)	(8,315)
Proceeds from disposals of property and equipment	7	31
Net cash used in investing activities	(25,281)	(23,655)
Financing activities:
Dividends paid to shareholders	(3,895)	(3,376)
Proceeds from issuance of common stock	3,962	1,729
Excess tax benefits from share-based compensation	1,046	1,383
Purchase of treasury stock	(18,653)	(6,779)
Purchase of redeemable noncontrolling interest	(9,000)	—
Proceeds from repayment of related-party promissory note	4,090	—
Net cash used in financing activities	(22,450)	(7,043)
Net decrease in cash and cash equivalents	(32,496)	(31,076)
Cash and cash equivalents at beginning of period	229,079	226,982
Cash and cash equivalents at end of period	$196,583	$195,906
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of May 31, 2014 and June 1, 2013	$5,520	$6,376
Capital expenditures incurred but not yet paid as of March 1, 2014 and March 2, 2013	$9,200	$9,715
See accompanying notes.

THE FINISH LINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements of The Finish Line, Inc., along with its consolidated subsidiaries (individually and collectively referred to as the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. All intercompany transactions and balances have been eliminated.
The Company has experienced, and expects to continue to experience, significant variability in sales, net income and merchandise inventories from reporting period to reporting period. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended March 1, 2014 (“fiscal 2014”), as filed with the Securities and Exchange Commission (“SEC”) on April 29, 2014.
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

	Thirteen Weeks Ended
Category	May 31, 2014		June 1, 2013
Footwear	$369,194	91%	$315,878	90%
Softgoods	37,337	9%	35,175	10%
Total net sales	$406,531	100%	$351,053	100%
The brick and mortar stores and digital operating segments are collectively referred to as “Finish Line” throughout this document.
Recent Accounting Pronouncements. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its financial position, results of operations or cash flows.

2. Acquisitions and Goodwill
During the thirteen weeks ended May 31, 2014, the Company completed one immaterial acquisition for total consideration of $4.3 million, net of cash acquired, which was funded through the Company’s existing cash. In addition to the cash consideration, the transaction included aggregate contingent consideration with an estimated fair value of $0.4 million, which is included within other long-term liabilities on the consolidated balance sheets. The Company determined the estimated fair value based on a discounted cash flow analysis and estimates made by management. The entity acquired operated eight specialty running stores in Michigan. In connection with this acquisition, the Company recorded goodwill of $3.8 million during the thirteen weeks ended May 31, 2014. Goodwill is deductible for U.S. federal income tax purposes.
The Company allocated the aggregated preliminary purchase price based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase price for the acquisition is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$3,811
Tangible assets, net of liabilities	821
Contingent consideration	(350)
Total purchase price	$4,282
During fiscal 2014, the Company completed four individually immaterial acquisitions for total consideration of $13.4 million, net of cash acquired, which were funded through the Company’s existing cash. In addition to cash consideration, the transactions included aggregate contingent consideration with an estimated fair value of $0.5 million, which is included within other long-term liabilities on the consolidated balance sheets. The Company determined the estimated fair value based on discounted cash flow analyses and estimates made by management. The entities acquired operated fifteen specialty running stores in Ohio, Kentucky, Indiana, Colorado and Virginia. In connection with these acquisitions, the Company recorded goodwill of $11.6 million during fiscal 2014.
During the thirteen weeks ended May 31, 2014, the Company made the final working capital payments for two of the fiscal 2014 acquisitions which did not have a material effect on the preliminary purchase price allocation. The Company allocated the aggregated preliminary purchase price based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase price for the fiscal 2014 acquisitions is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$11,647
Tangible assets, net of liabilities	2,190
Contingent consideration	(450)
Total purchase price	$13,387
A reconciliation of goodwill is detailed below (in thousands):

Goodwill
Balance as of March 2, 2013	$13,888
Acquisitions	11,608
Other	112
Balance as of March 1, 2014	25,608
Acquisitions	3,811
Other	39
Balance as of May 31, 2014	$29,458

3. Fair Value Measurements
Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	May 31, 2014			June 1, 2013			March 1, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$6,117	$—	$—	$5,214	$—	$—	$5,869	$—	$—
Liabilities:
Contingent consideration liabilities	$—	$—	$2,253	$—	$—	$1,903	$—	$—	$1,903
Included in Level 1 assets are mutual fund investments under a non-qualified deferred compensation plan. The Company estimates the fair value of these investments on a recurring basis using readily available market prices.
As of May 31, 2014, the Company had three liabilities that are measured at fair value on a recurring basis related to the contingent consideration for three acquisitions for $2.3 million.  The liabilities are adjusted to fair value each reporting period. The categorization of the framework used to price the liabilities is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair values.
There were no transfers into or out of Level 1, Level 2 or Level 3 assets or liabilities for any of the periods presented.
Level 3 Valuation Techniques
Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.
The following table provides a reconciliation of the Company’s Level 3 contingent consideration liabilities during the thirteen weeks ended May 31, 2014 (in thousands):

Level 3 Liabilities
Balance as of March 1, 2014	$1,903
Contingent consideration from acquisition	350
Balance as of May 31, 2014	$2,253
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value under certain circumstances that include those described in Note 8, Impairment Charges. The categorization used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.

Additionally, in connection with the acquisitions and purchase price allocations that are described in Note 2, Acquisitions and Goodwill, the Company recognized the acquired entity’s assets and liabilities at fair value. All amounts are recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine the fair values.
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
Approximately $2.1 million in stand-by letters of credit were outstanding as of May 31, 2014 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of May 31, 2014. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $97.9 million as of May 31, 2014.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of May 31, 2014.
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
5. Start-Up Costs
The Company entered into a department license agreement and an on-line shop license agreement (the “Agreements”) with Macy’s, Inc. (“Macy’s”) whereby the Company is the exclusive provider of men’s, women’s and kids’ athletic shoes (“Athletic Shoes”) within Macy’s stores and macys.com. The Company merchandises and fulfills inventory at all of Macy’s locations, and will perform in-store build outs and staffing at up to approximately 400 of Macy’s locations. The Company incurred start-up costs to accommodate a conversion of Macy’s Athletic Shoes inventory to Finish Line assortments. The Company took full control of Macy’s Athletic Shoes inventory at Macy’s department store locations as of April 14, 2013 and macys.com as of May 14, 2013. As a part of the conversion, the Company agreed to purchase certain of Macy’s Athletic Shoes at Macy’s original cost.
The charges from start-up costs related to the Agreements with Macy’s includes the following: freight and handling of inventory from Macy’s to the Company; leased warehouse space at a third party for sorting and inventory reserves established for inventory purchased from Macy’s to record at the lower of cost or market.
For the thirteen weeks ended June 1, 2013, the Company incurred $5.8 million in start-up costs through cost of sales and $2.2 million within selling, general and administrative expenses within the consolidated statements of income for a combined $8.0 million. No start-up costs were incurred during the thirteen weeks ended May 31, 2014.

6. Earnings Per Share
Basic earnings per share attributable to The Finish Line, Inc. shareholders is calculated by dividing net income attributable to The Finish Line, Inc. associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share attributable to The Finish Line, Inc. shareholders assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method or two class method (whichever is more dilutive) discussed in Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share.
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
The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
Net income attributable to The Finish Line, Inc.	$12,435	$5,075
Net income attributable to The Finish Line, Inc. attributable to participating securities	149	60
Net income attributable to The Finish Line, Inc. available to common shareholders	$12,286	$5,015
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	47,929	48,281
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.26	$0.10
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	47,929	48,281
Dilutive effect of potential common shares(a)	431	451
Diluted weighted-average number of common shares outstanding	48,360	48,732
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.25	$0.10

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 0.6 million and 0.5 million shares of common stock in the thirteen weeks ended May 31, 2014 and June 1, 2013, respectively, because the impact of such options would have been anti-dilutive.

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
The Company purchased 700,000 shares at an average price of $26.65 per share for an aggregate amount of $18.7 million during the thirteen weeks ended May 31, 2014. As of May 31, 2014, there were 3,204,503 shares remaining available to repurchase under the Amended Program.
As of May 31, 2014, the Company held as treasury shares 11,989,454 shares of its common stock at an average price of $18.81 per share for an aggregate carrying amount of $225.5 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On April 16, 2014, the Company announced a quarterly cash dividend of $0.08 per share of the Company’s common stock. The Company declared dividends of $3.9 million during the thirteen weeks ended May 31, 2014. The cash dividends of $3.9 million were paid on June 16, 2014 to shareholders of record on May 30, 2014 and were included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of May 31, 2014. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
8. Impairment Charges
An impairment charge of $2.1 million was recorded during the thirteen weeks ended May 31, 2014 for the write-off of assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose. The asset impairment charge for the website was calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows.
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
The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. Stock Plans
General
Total share-based compensation expense for the thirteen weeks ended May 31, 2014 and June 1, 2013 was $2.1 million and $1.9 million, respectively.
Stock Option Activity
Stock options have been granted to directors, officers and other key employees. Generally, options outstanding under the plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years and expire ten years after the date of grant. During the thirteen weeks ended May 31, 2014 and June 1, 2013, the Company granted approximately 601,000 and 626,000 options, respectively. The estimated weighted-average fair value of the individual options granted during the thirteen weeks ended May 31, 2014 and June 1, 2013, was $8.57 and $8.06, respectively, on the date of the grant. The fair values for all options were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
Dividend yield	1.20%	1.39%
Volatility	37.1%	53.8%
Risk-free interest rate	1.73%	0.76%
Expected life	5.0 years	5.0 years
The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected volatility assumption is based on the Company’s analysis of historical volatility. The risk-free interest rate assumption is based upon the average daily closing rates during the period for U.S. treasury notes that have a life, which approximates the expected life of the options. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical exercise experience.
As of May 31, 2014, there was $9.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested options. That expense is expected to be recognized over a weighted average period of 2.0 years.
Restricted Stock Activity
The Company has granted shares of its common stock to non-employee directors, officers and other key employees that are subject to restrictions. The restricted stock granted to employees under the 2002 and 2009 Incentive Plans either vest upon the achievement of specified levels of net income growth over a three-year period or were granted such that they cliff-vest after a three-year period. For performance-based awards, should the net income criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. During the thirteen weeks ended May 31, 2014 and June 1, 2013, the Company granted approximately 168,000 and 210,000 restricted shares, respectively.
As of May 31, 2014, there was $8.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested restricted stock. That expense is expected to be recognized over a weighted average period of 2.3 years.
11. Redeemable Noncontrolling Interest
On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in Running Specialty, though the Company remained the majority owner. GCPI has the right to “put” and the Company has the right to “call” after March 4, 2017, under certain circumstances, GCPI’s interest in Running Specialty at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note (the “Promissory Note”), which was collateralized with GCPI’s interest in Running Specialty, due March 31, 2021 or earlier depending on certain stipulated events in the control of GCPI. The Promissory Note called for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI. The balance of the Promissory Note and related accrued interest was zero and $4.1 million at May 31, 2014 and June 1, 2013, respectively, and is netted against the redeemable noncontrolling interest, net on the consolidated balance sheets.

On April 25, 2014, the Company entered into a Membership Interest Purchase Agreement (“Membership Agreement”) with GCPI to increase Finish Line’s ownership in Running Specialty for a purchase price of $10.5 million. The Company paid GCPI $9.0 million of the purchase price in cash at closing after deducting the $4.1 million balance of the Promissory Note that was due from GCPI to the Company. The remaining $1.5 million purchase price is due to GCPI upon the earlier of April 30, 2017 or the date of liquidation or consummation of a sale of Running Specialty. The balance of the $1.5 million liability is included in other long-term liabilities on the consolidated balance sheets. In addition, the Membership Agreement provided an additional “put” to GCPI and “call” to the Company of GCPI’s interest in Running Specialty at an agreed upon price commencing on April 25, 2015 and ending on June 30, 2015 which would close on July 31, 2015.
The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest, net of the Promissory Note and related accrued interest and adjusted for cumulative earnings or loss allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital. As of May 31, 2014 and June 1, 2013 the redeemable noncontrolling interest was measured at historical cost basis.
A rollforward of redeemable noncontrolling interest is detailed below (in thousands):

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
Redeemable noncontrolling interest, net, beginning of period	$1,774	$3,669
Net loss attributable to redeemable noncontrolling interest	(1,780)	(561)
Purchase of redeemable noncontrolling interest	(10,500)	—
Proceeds and interest related to the Promissory Note	4,083	(11)
Decrease in The Finish Line, Inc.’s additional paid-in capital for purchase of redeemable noncontrolling membership interest	6,984	—
Redeemable noncontrolling interest, net, end of period	$561	$3,097

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q may contain certain statements that the Company believes are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include, but are not limited to, phrases such as “believe”, “expect”, “future”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “should”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); the availability and timely receipt of products; the ability to timely fulfill and ship products to customers; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending as well as increases in utility, freight and product costs; product demand and market acceptance risks; deterioration of macro-economic and business conditions; the inability to locate and obtain or retain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing; loss of key employees; execution of strategic growth initiatives (including actual and potential mergers and acquisitions and other components of the Company’s capital allocation strategy); and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
General
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, contained in the Company’s Annual Report on Form 10-K for the year ended March 1, 2014.
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
Brick and mortar comparable stores sales are sales from stores open longer than one year, beginning in the thirteenth month of a store’s operation. Expanded stores are excluded from the brick and mortar comparable store sales calculation until the thirteenth month following the re-opening of the store and temporarily closed stores are excluded during the months that the store is closed.
Digital comparable sales are the change in sales year over year for the reporting period derived from finishline.com.
Finish Line comparable stores sales is the aggregation of brick and mortar comparable store sales and digital comparable sales.

The following tables set forth store/shop and square feet information for each of the following periods:

	Thirteen Weeks Ended
Number of stores/shops	May 31, 2014	June 1, 2013
Finish Line:
Beginning of period	645	645
Opened	3	10
Closed	(3)	(4)
End of period	645	651
Branded shops within department stores:
Beginning of period	185	3
Opened	77	41
Closed	—	—
End of period	262	44
Running Specialty:
Beginning of period	48	27
Acquired	8	9
Opened	2	2
Closed	—	—
End of period	58	38
Total:
Beginning of period	878	675
Acquired	8	9
Opened	82	53
Closed	(3)	(4)
End of period	965	733

Square feet information	May 31, 2014	June 1, 2013
Finish Line:
Square feet	3,512,190	3,531,314
Average store size	5,445	5,424
Branded shops within department stores:
Square feet	294,978	41,995
Average shop size	1,126	954
Running Specialty:
Square feet	199,905	117,614
Average store size	3,447	3,095
Total:
Square feet	4,007,073	3,690,923

Results of Operations
The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	May 31, 2014		June 1, 2013
Footwear	$369,194	91%	$315,878	90%
Softgoods	37,337	9%	35,175	10%
Total net sales	$406,531	100%	$351,053	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for each of the following periods:

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
Net sales	100.0%	100.0%
Cost of sales (including occupancy costs)	68.3	69.5
Gross profit	31.7	30.5
Selling, general and administrative expenses	26.8	28.3
Store closing costs	0.1	0.1
Impairment charges	0.5	—
Operating income	4.3	2.1
Interest income, net	—	—
Income before income taxes	4.3	2.1
Income tax expense	1.7	0.8
Net income	2.6	1.3
Net loss attributable to redeemable noncontrolling interest	0.5	0.1
Net income attributable to The Finish Line, Inc.	3.1%	1.4%

Thirteen Weeks Ended May 31, 2014 Compared to the Thirteen Weeks Ended June 1, 2013
Net Sales

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
	(dollars in thousands)
Brick and mortar stores sales	$295,431	$287,581
Digital sales	49,947	40,650
Shops within department stores sales	43,847	13,088
Running Specialty sales	17,306	9,734
Total net sales	$406,531	$351,053

Brick and mortar comparable stores sales increase	2.5%	1.2%
Digital comparable sales increase	22.9%	11.0%
Finish Line comparable stores sales increase	5.0%	2.4%
Net sales increased 15.8% for the thirteen weeks ended May 31, 2014 compared to the thirteen weeks ended June 1, 2013. The increase was attributable to a Finish Line comparable stores sales increase of 5.0%, an increase in net sales associated with shops within department stores of $30.8 million and an increase in Running Specialty sales of $7.6 million. The Finish Line comparable stores sales increase of 5.0% is due to an increase in average dollar per transaction and digital traffic, partially offset by a decrease in conversion and store traffic.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
	(dollars in thousands)
Cost of sales (including occupancy costs)	$277,651	$244,058
Gross profit	$128,880	$106,995
Gross profit as a percentage of net sales	31.7%	30.5%
The 1.2% increase in gross profit, as a percentage of net sales, for the thirteen weeks ended May 31, 2014 as compared to the thirteen weeks ended June 1, 2013 was primarily due to a 0.9% increase in product margin, net of shrink, as a percentage of net sales, and a 0.3% decrease in occupancy costs, as a percentage of net sales. The 0.9% increase in product margin, net of shrink, as a percentage of net sales, was due primarily to the prior year containing $5.8 million in start-up costs related to inventory reserves established for inventory purchased from Macy’s, while in the current year, Running Specialty took higher markdowns to clear certain of its excess and aged inventory which was partially offset by favorable product margins at Finish Line. The 0.3% decrease in occupancy costs, as a percentage of net sales, was primarily due to leveraging the 2.5% brick and mortar comparable stores sales increase.
Selling, General and Administrative Expenses

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
	(dollars in thousands)
Selling, general and administrative expenses	$108,896	$99,356
Selling, general and administrative expenses as a percentage of net sales	26.8%	28.3%
The $9.5 million increase in selling, general and administrative expenses for the thirteen weeks ended May 31, 2014 as compared to the thirteen weeks ended June 1, 2013 was primarily due to the following: (1) the increased cost associated with building teams for the shops within department stores and Running Specialty; (2) variable costs in fulfillment, freight and payroll in conjunction with the 15.8% increase in consolidated net sales; and (3) capital investments to support the Company’s technology upgrades, digital platform and omnichannel strategy and to support shops within department stores and Running

Specialty, which has increased depreciation by $0.8 million, or 9.2%, compared to the thirteen weeks ended June 1, 2013. These increases were partially offset by $2.2 million in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear.
Store Closing Costs

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
	(dollars in thousands)
Store closing costs	$246	$186
Store closing costs as a percentage of net sales	0.1%	0.1%
Number of stores/shops closed	3	4
Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store or shop within a department store closing.
Impairment Charges

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
	(dollars in thousands)
Impairment charges	$2,068	$—
Impairment charges as a percentage of net sales	0.5%	—%
An impairment charge of $2.1 million was recorded during the thirteen weeks ended May 31, 2014 for the write-off of assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose. The asset impairment charge for the website was calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows.
Interest Income, Net

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
	(dollars in thousands)
Interest income, net	$7	$14
Interest income, net as a percentage of net sales	—%	—%
The decrease in interest income for the thirteen weeks ended May 31, 2014 as compared to the thirteen weeks ended June 1, 2013, was due to lower invested balances.
Income Tax Expense

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
	(dollars in thousands)
Income tax expense	$7,022	$2,953
Income tax expense as a percentage of net sales	1.7%	0.8%
Effective income tax rate	39.7%	39.5%
The increase in the effective tax rate is a result of a slight increase in nondeductible expenses incurred during the thirteen weeks ended May 31, 2014 compared to the thirteen weeks ended June 1, 2013.

Net Loss Attributable to Redeemable Noncontrolling Interest

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
	(dollars in thousands)
Net loss attributable to redeemable noncontrolling interest	$1,780	$561
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	0.5%	0.1%
The net loss attributable to the redeemable noncontrolling interest represents the noncontrolling owner’s portion of the net loss generated by Running Specialty for the applicable period. The increase in the net loss for the thirteen weeks ended May 31, 2014 compared to the thirteen weeks ended June 1, 2013 is due to Running Specialty taking higher markdowns to clear certain of its excess and aged inventory in the current year.
Net Income Attributable to The Finish Line, Inc.

	Thirteen Weeks Ended
	May 31, 2014	June 1, 2013
	(dollars in thousands)
Net income attributable to The Finish Line, Inc.	$12,435	$5,075
Net income attributable to The Finish Line, Inc. as a percentage of net sales	3.1%	1.4%
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.25	$0.10
The $7.4 million increase in net income attributable to The Finish Line, Inc. for the thirteen weeks ended May 31, 2014 compared to the thirteen weeks ended June 1, 2013 was primarily due to the increase in net sales, an increase in Finish Line product margin as a percentage of net sales and an $8.0 million ($4.9 million net of taxes) charge for start-up costs related to shops within department stores recorded in the thirteen weeks ended June 1, 2013. These increases were partially offset by the increase in impairment charges and the growth of selling, general and administrative expenses to support the increase in sales in shops within department stores and Running Specialty in the current year.
Liquidity and Capital Resources
The Company’s primary source of working capital is cash-on-hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	May 31, 2014	June 1, 2013	March 1, 2014
Cash and cash equivalents	$196,583	$195,906	$229,079
Merchandise inventories, net	$294,990	$292,551	$304,209
Interest-bearing debt	$—	$—	$—
Working capital	$355,738	$345,369	$373,293
Operating Activities
Net cash provided by operating activities during the thirteen weeks ended May 31, 2014 was $15.2 million compared to net cash used in operating activities of $0.4 million for the thirteen weeks ended June 1, 2013. This increase was primarily a result of an increase in net income and a net decrease in the cash outflow in working capital balances for the thirteen weeks ended May 31, 2014 compared to the thirteen weeks ended June 1, 2013.
At May 31, 2014, the Company had cash and cash equivalents of $196.6 million, which represents a $0.7 million increase from June 1, 2013. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments purchased with a maturity of three months or less at the date of purchase. At May 31, 2014, substantially all of the Company’s cash was invested in deposit accounts at banks.
Consolidated inventories increased 0.8% at May 31, 2014 compared to June 1, 2013, and decreased 3.0% from March 1, 2014. The increase in consolidated inventories over the prior year quarter is primarily related to the increase in inventory to support the Company’s merchandise assortment within shops within department stores and the increase in inventory at Running Specialty to support the increase in stores partially offset by a decrease in Finish Line inventories. The decrease since March 1,

2014 in consolidated inventories is due to seasonality as the Company was building inventory at the end of the Company’s fiscal year 2014.
Investing Activities
Net cash used in investing activities for the thirteen weeks ended May 31, 2014 was $25.3 million compared to $23.7 million for the thirteen weeks ended June 1, 2013. The increase in cash used in investing activities was primarily a result of a $5.2 million increase in capital expenditures, partially offset by a $3.6 million decrease in Running Specialty acquisitions.
The Company intends to invest approximately $90-$95 million in capital expenditures during the Company’s fiscal year 2015. Of this amount, approximately $9 million is intended for the construction of approximately 15 new Finish Line stores and approximately $15 million is intended for the remodeling or repositioning of existing Finish Line stores with additional brand shops such as Finish Line’s Nike Track Club and Brand Jordan, as well as other key brand partnerships for “store-within-store” models. In addition, approximately $15 million is expected to be spent on building out shops within department stores. The remaining $51-$56 million to be invested is related primarily to projected capital expenditures of approximately $46 million intended for technology investments to support the multi-year core systems upgrade and growth in our digital business and approximately $5 million to support Running Specialty new store growth and other corporate maintenance, which excludes acquisition capital. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.
Financing Activities
Net cash used in financing activities for the thirteen weeks ended May 31, 2014 was $22.5 million compared to $7.0 million for the thirteen weeks ended June 1, 2013. The $15.4 million increase in cash used in financing activities was primarily due to an $11.9 million increase in stock repurchases, the purchase of redeemable noncontrolling interest of $9.0 million, a $0.5 million increase in dividends paid to shareholders and a $0.3 million decrease in excess tax benefits from share-based compensation, offset partially by $4.1 million of proceeds from the repayment of a related-party promissory note and a $2.2 million increase in proceeds from the issuance of common stock during the thirteen weeks ended May 31, 2014.
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
The Company purchased 700,000 shares at an average price of $26.65 per share for an aggregate amount of $18.7 million during the thirteen weeks ended May 31, 2014. As of May 31, 2014, there were 3,204,503 shares remaining available to repurchase under the Amended Program.
As of May 31, 2014, the Company held as treasury shares 11,989,454 shares of its common stock at an average price of $18.81 per share for an aggregate carrying amount of $225.5 million. The treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Dividends
On April 16, 2014, the Company announced a quarterly cash dividend of $0.08 per share of the Company’s common stock. The Company declared dividends of $3.9 million during the thirteen weeks ended May 31, 2014. The cash dividends of $3.9 million were paid on June 16, 2014 to shareholders of record on May 30, 2014 and were included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of May 31, 2014. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

Contractual Obligations
The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventory. For the thirteen weeks ended May 31, 2014, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended March 1, 2014, other than those which occur in the ordinary course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings).
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
For a discussion of the Company’s market risk associated with interest rates as of March 1, 2014, see “Quantitative and Qualitative Disclosures about Market Risks” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014. For the thirteen weeks ended May 31, 2014, there has been no significant change in related market risk factors.

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
The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.	Risk Factors
Risk factors that affect the Company’s business and financial results are discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014. There has been no significant change to identified risk factors for the thirteen weeks ended May 31, 2014.

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
Details on the shares repurchased under the Amended Program during the thirteen weeks ended May 31, 2014 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
March 2, 2014 – April 5, 2014	50,000	$27.63	50,000	3,854,503
April 6, 2014 – May 3, 2014	650,000	26.57	650,000	3,204,503
May 4, 2014 – May 31, 2014	—	—	—	3,204,503
	700,000	$26.65	700,000
_______________________
(1)The average price paid per share includes any brokerage commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended May 31, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	June 27, 2014	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended May 31, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.