Form 10-Q
period 2014-08-30
FINISH LINE INC /IN/
filed 2014-09-26
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock outstanding on September 12, 2014 was 47,822,067.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	August 30, 2014	August 31, 2013	March 1, 2014
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,583	$203,832	$229,079
Accounts receivable, net	15,252	14,355	16,062
Merchandise inventories, net	329,924	295,952	304,209
Other	11,852	9,497	17,613
Total current assets	547,611	523,636	566,963
Property and equipment:
Land	1,557	1,557	1,557
Building	43,300	42,490	42,840
Leasehold improvements	248,049	234,193	239,555
Furniture, fixtures and equipment	176,036	156,865	170,252
Construction in progress	80,960	48,558	61,154
	549,902	483,663	515,358
Less accumulated depreciation	303,228	281,213	292,176
Total property and equipment, net	246,674	202,450	223,182
Deferred income taxes	—	10,965	—
Goodwill	29,458	21,544	25,608
Other assets, net	9,013	8,967	9,192
Total assets	$832,756	$767,562	$824,945

See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	August 30, 2014	August 31, 2013	March 1, 2014
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,601	$107,030	$120,982
Employee compensation	14,349	19,148	24,269
Accrued property and sales tax	11,481	11,305	11,162
Income taxes payable	1,251	6,848	6,932
Deferred income taxes	5,327	6,453	3,998
Other liabilities and accrued expenses	26,273	21,338	26,327
Total current liabilities	186,282	172,122	193,670
Commitments and contingencies
Deferred credits from landlords	29,856	28,544	27,658
Deferred income taxes	2,339	—	1,366
Other long-term liabilities	18,934	17,131	18,293
Redeemable noncontrolling interest, net	563	2,772	1,774
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding—(August 30, 2014 – 47,796; August 31, 2013 – 48,276; March 1, 2014 – 48,117)	601	597	601
Additional paid-in capital	222,946	220,153	224,619
Retained earnings	598,489	529,626	567,631
Treasury stock—(August 30, 2014 – 11,963; August 31, 2013 – 11,482; March 1, 2014 – 11,641)	(227,254)	(203,383)	(210,667)
Total shareholders’ equity	594,782	546,993	582,184
Total liabilities and shareholders’ equity	$832,756	$767,562	$824,945
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net sales	$466,880	$436,030	$873,411	$787,083
Cost of sales (including occupancy costs)	311,760	289,693	589,411	533,751
Gross profit	155,120	146,337	284,000	253,332
Selling, general and administrative expenses	111,882	103,455	220,778	202,811
Store closing costs	115	17	361	203
Impairment charges	264	—	2,332	—
Operating income	42,859	42,865	60,529	50,318
Interest (expense) income, net	(1)	10	6	24
Income before income taxes	42,858	42,875	60,535	50,342
Income tax expense	16,699	16,682	23,721	19,635
Net income	26,159	26,193	36,814	30,707
Net (income) loss attributable to redeemable noncontrolling interest	(2)	314	1,778	875
Net income attributable to The Finish Line, Inc.	$26,157	$26,507	$38,592	$31,582

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.54	$0.54	$0.80	$0.65
Basic weighted average shares	47,789	48,327	47,859	48,304

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.54	$0.54	$0.79	$0.64
Diluted weighted average shares	48,202	48,757	48,281	48,744

Dividends declared per share	$0.08	$0.07	$0.16	$0.14
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013
Operating activities:
Net income	$36,814	$30,707
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	2,332	—
Depreciation and amortization	19,401	17,949
Deferred income taxes	2,302	267
Loss on disposals of property and equipment	643	522
Gain on settlement of contingent consideration	(1,103)	—
Share-based compensation	4,244	3,382
Excess tax benefits from share-based compensation	(1,646)	(2,108)
Changes in operating assets and liabilities:
Accounts receivable, net	1,082	455
Merchandise inventories, net	(24,360)	(48,899)
Other assets	6,483	(3,836)
Accounts payable	5,368	33,011
Employee compensation	(9,920)	2,671
Income taxes payable	(4,888)	3,517
Other liabilities and accrued expenses	(196)	2,026
Deferred credits from landlords	2,198	949
Net cash provided by operating activities	38,754	40,613
Investing activities:
Capital expenditures for property and equipment	(43,949)	(43,206)
Acquisitions, net of cash acquired	(4,674)	(8,315)
Proceeds from disposals of property and equipment	16	52
Cash paid for investment	(750)	—
Net cash used in investing activities	(49,357)	(51,469)
Financing activities:
Dividends paid to shareholders	(7,763)	(6,756)
Proceeds from issuance of common stock	5,727	4,610
Excess tax benefits from share-based compensation	1,646	2,108
Purchase of treasury stock	(22,243)	(12,256)
Purchase of redeemable noncontrolling interest	(9,000)	—
Proceeds from repayment of related-party promissory note	4,090	—
Cash paid for settlement of contingent consideration	(350)	—
Net cash used in financing activities	(27,893)	(12,294)
Net decrease in cash and cash equivalents	(38,496)	(23,150)
Cash and cash equivalents at beginning of period	229,079	226,982
Cash and cash equivalents at end of period	$190,583	$203,832
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of August 30, 2014 and August 31, 2013	$9,996	$6,639
Capital expenditures incurred but not yet paid as of March 1, 2014 and March 2, 2013	$9,200	$9,715

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

	Thirteen Weeks Ended
Category	August 30, 2014		August 31, 2013
Footwear	$417,827	89%	$389,325	89%
Softgoods	49,053	11%	46,705	11%
Total net sales	$466,880	100%	$436,030	100%

	Twenty-Six Weeks Ended
Category	August 30, 2014		August 31, 2013
Footwear	$787,017	90%	$705,176	90%
Softgoods	86,394	10%	81,907	10%
Total net sales	$873,411	100%	$787,083	100%
The brick and mortar stores and digital operating segments are collectively referred to as “Finish Line” throughout this document.

Recent Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015; it is applied prospectively. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its financial position, results of operations and cash flows.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a full retrospective or modified retrospective transition method. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements upon adoption.
2. Acquisitions and Goodwill
During the twenty-six weeks ended August 30, 2014, the Company completed one immaterial acquisition of assets for total consideration of $4.3 million, net of cash acquired, which was funded through the Company’s existing cash. In addition to the cash consideration, the transaction included aggregate contingent consideration with an estimated fair value of $0.4 million, which is included within other long-term liabilities on the consolidated balance sheets. The Company determined the estimated fair value based on a discounted cash flow analysis and estimates made by management. The entity from which the assets were acquired operated eight specialty running stores in Michigan. In connection with this acquisition, the Company recorded goodwill of $3.8 million during the twenty-six weeks ended August 30, 2014. Goodwill is deductible for U.S. federal income tax purposes.
The Company allocated the aggregated preliminary purchase price for the acquisition based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase price is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$3,811
Tangible assets, net of liabilities	821
Contingent consideration	(350)
Total purchase price	$4,282
During fiscal 2014, the Company completed four individually immaterial acquisitions of assets for total consideration of $13.4 million, net of cash acquired, which were funded through the Company’s existing cash. In addition to cash consideration, the transactions included aggregate contingent consideration with an estimated fair value of $0.5 million, which is included within other long-term liabilities on the consolidated balance sheets. The Company determined the estimated fair value based on discounted cash flow analyses and estimates made by management. The entities from which the assets were acquired operated fifteen specialty running stores in Ohio, Kentucky, Indiana, Colorado and Virginia. In connection with these acquisitions, the Company recorded goodwill of $11.6 million during fiscal 2014.

During the twenty-six weeks ended August 30, 2014, the Company made the final working capital payments for two of the fiscal 2014 acquisitions, which did not have a material effect on the preliminary purchase price allocation. The Company allocated the aggregated preliminary purchase price based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase price for the fiscal 2014 acquisitions is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$11,647
Tangible assets, net of liabilities	2,190
Contingent consideration	(450)
Total purchase price	$13,387
A reconciliation of goodwill is detailed below (in thousands):

Goodwill
Balance as of March 2, 2013	$13,888
Acquisitions	11,608
Other	112
Balance as of March 1, 2014	25,608
Acquisitions	3,811
Other	39
Balance as of August 30, 2014	$29,458
3. Fair Value Measurements
Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	August 30, 2014			August 31, 2013			March 1, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$6,279	$—	$—	$5,238	$—	$—	$5,869	$—	$—
Liabilities:
Contingent consideration liabilities	$—	$—	$800	$—	$—	$1,903	$—	$—	$1,903
Included in Level 1 assets are mutual fund investments under a non-qualified deferred compensation plan. The Company estimates the fair value of these investments on a recurring basis using readily available market prices.

As of August 30, 2014, the Company had two liabilities that are measured at fair value on a recurring basis related to the contingent consideration for two acquisitions for $0.8 million. The liabilities are adjusted to fair value each reporting period. The categorization of the framework used to price the liabilities is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair values.
There were no transfers into or out of Level 1, Level 2 or Level 3 assets or liabilities for any of the periods presented.
Level 3 Valuation Techniques
Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.
The following table provides a reconciliation of the Company’s Level 3 contingent consideration liabilities during the twenty-six weeks ended August 30, 2014 (in thousands):

Level 3 Liabilities
Balance as of March 1, 2014	$1,903
Contingent consideration from acquisition	350
Settlement of contingent consideration	(1,453)
Balance as of August 30, 2014	$800
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value under certain circumstances that include those described in Note 8, Impairment Charges. The categorization used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair values.
Additionally, in connection with the acquisitions and purchase price allocations that are described in Note 2, Acquisitions and Goodwill, the Company recognized the acquired assets and liabilities at fair value. All amounts are recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine the fair values.
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
Approximately $1.9 million in stand-by letters of credit were outstanding as of August 30, 2014 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of August 30, 2014. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $98.1 million as of August 30, 2014.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of August 30, 2014.
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
The charges from start-up costs related to the Agreements with Macy’s included the following: freight and handling of inventory from Macy’s to the Company; leased warehouse space at a third party for sorting; and inventory reserves established for inventory purchased from Macy’s to record at the lower of cost or market.
For the twenty-six weeks ended August 31, 2013, the Company incurred $5.8 million in start-up costs in cost of sales and $2.2 million in selling, general and administrative expenses within the consolidated statements of income for a combined $8.0 million. No start-up costs were incurred during the twenty-six weeks ended August 30, 2014.
6. Earnings Per Share
Basic earnings per share attributable to The Finish Line, Inc. shareholders is calculated by dividing net income attributable to The Finish Line, Inc. associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share attributable to The Finish Line, Inc. shareholders assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method or two-class method (whichever is more dilutive) discussed in Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share.
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

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net income attributable to The Finish Line, Inc.	$26,157	$26,507	$38,592	$31,582
Net income attributable to The Finish Line, Inc. attributable to participating securities	317	316	466	375
Net income attributable to The Finish Line, Inc. available to common shareholders	$25,840	$26,191	$38,126	$31,207
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	47,789	48,327	47,859	48,304
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.54	$0.54	$0.80	$0.65
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	47,789	48,327	47,859	48,304
Dilutive effect of potential common shares(a)	413	430	422	440
Diluted weighted-average number of common shares outstanding	48,202	48,757	48,281	48,744
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.54	$0.54	$0.79	$0.64

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 0.7 million and 1.3 million shares of common stock in the thirteen weeks ended August 30, 2014 and August 31, 2013, respectively, and 0.6 million and 1.3 million shares of common stock in the twenty-six weeks ended August 30, 2014 and August 31, 2013, respectively, because the impact of such options would have been anti-dilutive.

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
The Company purchased 833,333 shares at an average price of $26.69 per share for an aggregate amount of $22.2 million during the twenty-six weeks ended August 30, 2014. As of August 30, 2014, there were 3,071,170 shares remaining available to repurchase under the Amended Program.
As of August 30, 2014, the Company held as treasury shares 11,962,612 shares of its common stock at an average price of $19.00 per share for an aggregate carrying amount of $227.3 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On July 17, 2014, the Company announced a quarterly cash dividend of $0.08 per share of the Company’s common stock. The Company declared dividends of $7.7 million during the twenty-six weeks ended August 30, 2014, of which $3.9 million was included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of August 30, 2014 and was paid on September 15, 2014 to shareholders of record on August 29, 2014. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

8. Impairment Charges
The $2.3 million in impairment charges that were recorded during the twenty-six weeks ended August 30, 2014 were primarily the result of a $2.1 million charge for the write-off of assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose. The remaining impairment charges were related to the write-off of obsolete store fixtures. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows.
9. Commitments and Contingencies
Demandware, Inc. (the “Plaintiff”) filed an action against the Company in the United States District Court for the Southern District of New York on or about August 12, 2013, alleging breach of contract as it relates to the parties’ engagement to replace Finish Line’s web commerce platform (the “Dispute”). The Company subsequently filed a counterclaim against the Plaintiff related to the Dispute. During the thirteen weeks ended August 30, 2014, the parties entered into a Settlement Agreement and Release, which, among other things, included a provision releasing both parties of all claims and counterclaims in the matter (the “Settlement”). The Settlement did not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
10. Stock Plans
General
Total share-based compensation expense for the twenty-six weeks ended August 30, 2014 and August 31, 2013 was $4.2 million and $3.4 million, respectively.
Stock Option Activity
Stock options have been granted to directors, officers and other key employees. Generally, options outstanding under the plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years and expire ten years after the date of grant. During the twenty-six weeks ended August 30, 2014 and August 31, 2013, the Company granted approximately 684,000 and 682,000 options, respectively. The estimated weighted-average fair value of the individual options granted during the twenty-six weeks ended August 30, 2014 and August 31, 2013, was $8.58 and $8.13, respectively, on the date of the grant. The fair values for all options were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013
Dividend yield	1.19%	1.38%
Volatility	36.9%	53.6%
Risk-free interest rate	1.72%	0.82%
Expected life	5.0 years	5.0 years
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
As of August 30, 2014, there was $9.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested options. That expense is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Activity
The Company has granted shares of its common stock to non-employee directors, officers and other key employees that are subject to restrictions. The restricted stock granted to employees under the 2002 and 2009 Incentive Plans either vest upon the achievement of specified levels of net income growth over a three-year period or cliff-vest after a three-year period. For performance-based awards, should the net income criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. During the twenty-six weeks ended August 30, 2014 and August 31, 2013, the Company granted approximately 208,000 and 321,000 restricted shares, respectively.
As of August 30, 2014, there was $8.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock. That expense is expected to be recognized over a weighted average period of 2.1 years.
11. Redeemable Noncontrolling Interest
On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in Running Specialty, though the Company remained the majority owner. GCPI has the right to “put” and the Company has the right to “call” after March 4, 2017, under certain circumstances, GCPI’s interest in Running Specialty at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note (the “Promissory Note”), which was collateralized with GCPI’s interest in Running Specialty, due March 31, 2021 or earlier depending on certain stipulated events in the control of GCPI. The Promissory Note called for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI. The balance of the Promissory Note and related accrued interest was zero and $4.1 million at August 30, 2014 and August 31, 2013, respectively, and is netted against the redeemable noncontrolling interest, net on the consolidated balance sheets.
On April 25, 2014, the Company entered into a Membership Interest Purchase Agreement (“Membership Agreement”) with GCPI to increase Finish Line’s ownership in Running Specialty for a purchase price of $10.5 million. The Company paid GCPI $9.0 million of the purchase price in cash at closing after deducting the $4.1 million balance of the Promissory Note that was due from GCPI to the Company. The remaining $1.5 million purchase price is due to GCPI upon the earlier of April 30, 2017 or the date of liquidation or consummation of a sale of Running Specialty. The balance of the $1.5 million liability is included in other long-term liabilities on the consolidated balance sheet. In addition, the Membership Agreement provided an additional “put” to GCPI and “call” to the Company of GCPI’s interest in Running Specialty at an agreed upon price commencing on April 25, 2015 and ending on June 30, 2015, which would close on July 31, 2015.
The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest, net of the Promissory Note and related accrued interest and adjusted for cumulative earnings or loss allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital. As of August 30, 2014 and August 31, 2013 the redeemable noncontrolling interest was measured at historical cost basis.
A rollforward of redeemable noncontrolling interest, net is detailed below (in thousands):

	Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013
Redeemable noncontrolling interest, net, beginning of period	$1,774	$3,669
Net loss attributable to redeemable noncontrolling interest	(1,778)	(875)
Purchase of redeemable noncontrolling interest	(10,500)	—
Proceeds and interest related to the Promissory Note	4,083	(22)
Decrease in The Finish Line, Inc.’s additional paid-in capital for purchase of redeemable noncontrolling membership interest	6,984	—
Redeemable noncontrolling interest, net, end of period	$563	$2,772

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q may contain certain statements that the Company believes are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
These forward-looking statements generally can be identified by use of statements that include, but are not limited to, words or phrases such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “future”, “forecast”, “outlook”, “foresee”, “predict”, “potential”, “plan”, “project”, “goal”, “will”, “will be”, “continue”, “lead to”, “expand”, “grow”, “confidence”, “could”, “should”, “may”, “might” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); the availability and timely receipt of products; the ability to timely fulfill and ship products to customers; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending as well as increases in utility, freight and product costs; product demand and market acceptance risks; deterioration of macro-economic and business conditions; the inability to locate and obtain or retain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing; loss of key employees; execution of strategic growth initiatives (including actual and potential mergers and acquisitions and other components of the Company’s capital allocation strategy); cybersecurity risks, including breach of customer data; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
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
Digital comparable sales are the change in sales year over year for the reporting period derived from finishline.com.
Finish Line comparable store sales is the aggregation of brick and mortar comparable store sales and digital comparable sales.

The following tables set forth store/shop and square feet information for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Number of stores/shops	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Finish Line:
Beginning of period	645	651	645	645
Opened	4	9	7	19
Closed	(2)	(1)	(5)	(5)
End of period	647	659	647	659
Branded shops within department stores:
Beginning of period	262	44	185	3
Opened	109	89	186	130
Closed	(1)	—	(1)	—
End of period	370	133	370	133
Running Specialty:
Beginning of period	58	38	48	27
Acquired	—	—	8	9
Opened	—	1	2	3
Closed	—	—	—	—
End of period	58	39	58	39
Total:
Beginning of period	965	733	878	675
Acquired	—	—	8	9
Opened	113	99	195	152
Closed	(3)	(1)	(6)	(5)
End of period	1,075	831	1,075	831

Square feet information	August 30, 2014	August 31, 2013
Finish Line:
Square feet	3,523,755	3,571,267
Average store size	5,446	5,419
Branded shops within department stores:
Square feet	372,672	158,948
Average shop size	1,007	1,195
Running Specialty:
Square feet	199,905	119,964
Average store size	3,447	3,076
Total:
Square feet	4,096,332	3,850,179

Results of Operations
The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	August 30, 2014		August 31, 2013
Footwear	$417,827	89%	$389,325	89%
Softgoods	49,053	11%	46,705	11%
Total net sales	$466,880	100%	$436,030	100%

	Twenty-Six Weeks Ended
Category	August 30, 2014		August 31, 2013
Footwear	$787,017	90%	$705,176	90%
Softgoods	86,394	10%	81,907	10%
Total net sales	$873,411	100%	$787,083	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	66.8	66.4	67.5	67.8
Gross profit	33.2	33.6	32.5	32.2
Selling, general and administrative expenses	24.0	23.8	25.3	25.8
Store closing costs	—	—	—	—
Impairment charges	—	—	0.3	—
Operating income	9.2	9.8	6.9	6.4
Interest (expense) income, net	—	—	—	—
Income before income taxes	9.2	9.8	6.9	6.4
Income tax expense	3.6	3.8	2.7	2.5
Net income	5.6	6.0	4.2	3.9
Net (income) loss attributable to redeemable noncontrolling interest	—	0.1	0.2	0.1
Net income attributable to The Finish Line, Inc.	5.6%	6.1%	4.4%	4.0%

Thirteen and Twenty-Six Weeks Ended August 30, 2014 Compared to the Thirteen and Twenty-Six Weeks Ended August 31, 2013
Net Sales

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
	(dollars in thousands)		(dollars in thousands)
Brick and mortar stores sales	$343,505	$350,553	$638,936	$638,134
Digital sales	54,147	41,160	104,094	81,810
Shops within department stores sales	49,993	30,389	93,840	43,477
Running Specialty sales	19,235	13,928	36,541	23,662
Total net sales	$466,880	$436,030	$873,411	$787,083

Brick and mortar comparable store sales (decrease) increase	(2.1)%	0.3%	(0.1)%	0.7%
Digital comparable sales increase	31.6%	5.7%	27.2%	8.3%
Finish Line comparable store sales increase	1.5%	0.9%	3.1%	1.6%
Net sales increased 7.1% for the thirteen weeks ended August 30, 2014 compared to the thirteen weeks ended August 31, 2013. The increase was attributable to a Finish Line comparable store sales increase of 1.5%, an increase in shops within department stores sales of $19.6 million and an increase in Running Specialty sales of $5.3 million. The Finish Line comparable store sales increase of 1.5% is due to an increase in average dollar per transaction, digital traffic and digital conversion, partially offset by a decrease in store conversion and store traffic.
Net sales increased 11.0% for the twenty-six weeks ended August 30, 2014 compared to the twenty-six weeks ended August 31, 2013. The increase was attributable to a Finish Line comparable store sales increase of 3.1%, an increase in shops within department stores sales of $50.4 million and an increase in Running Specialty sales of $12.9 million. The Finish Line comparable store sales increase of 3.1% is due to an increase in average dollar per transaction and digital traffic, partially offset by a decrease in digital and store conversion and store traffic.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
	(dollars in thousands)		(dollars in thousands)
Cost of sales (including occupancy costs)	$311,760	$289,693	$589,411	$533,751
Gross profit	$155,120	$146,337	$284,000	$253,332
Gross profit as a percentage of net sales	33.2%	33.6%	32.5%	32.2%
The 0.4% decrease in gross profit, as a percentage of net sales, for the thirteen weeks ended August 30, 2014 as compared to the thirteen weeks ended August 31, 2013, was primarily due to a 0.1% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.3% increase in occupancy costs, as a percentage of net sales. The 0.1% decrease in product margin, net of shrink, as a percentage of net sales, was primarily due to sales mix being negatively affected by lower basketball sales. The 0.3% increase in occupancy costs, as a percentage of net sales, was primarily due to deleveraging against the 1.5% Finish Line comparable store sales increase.
The 0.3% increase in gross profit, as a percentage of net sales, for the twenty-six weeks ended August 30, 2014 as compared to the twenty-six weeks ended August 31, 2013, was primarily due to a 0.3% increase in product margin, net of shrink, as a percentage of net sales. The 0.3% increase in product margin, net of shrink, as a percentage of net sales, was primarily due to the prior year containing $5.8 million in start-up costs related to inventory reserves established for inventory purchased from Macy’s, while in the current year, Running Specialty took higher markdowns to clear certain of its excess and aged inventory which was partially offset by favorable product margins at Finish Line.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
	(dollars in thousands)		(dollars in thousands)
Selling, general and administrative expenses	$111,882	$103,455	$220,778	$202,811
Selling, general and administrative expenses as a percentage of net sales	24.0%	23.8%	25.3%	25.8%
The $8.4 million increase in selling, general and administrative expenses for the thirteen weeks ended August 30, 2014 as compared to the thirteen weeks ended August 31, 2013 was primarily due to the following: (1) the increased cost associated with building teams for the shops within department stores and Running Specialty; (2) variable costs in fulfillment, freight and payroll in conjunction with the 7.1% increase in consolidated net sales; and (3) capital investments to support the Company’s technology upgrades, digital platform and omnichannel strategy and to support shops within department stores and Running Specialty, which has increased depreciation by $0.5 million, or 5.3%, compared to the thirteen weeks ended August 31, 2013.
The $18.0 million increase in selling, general and administrative expenses for the twenty-six weeks ended August 30, 2014 as compared to the twenty-six weeks ended August 31, 2013 was primarily due to the following: (1) the increased cost associated with building teams for the shops within department stores and Running Specialty; (2) variable costs in fulfillment, freight and payroll in conjunction with the 11.0% increase in consolidated net sales; and (3) capital investments to support the Company’s technology upgrades, digital platform and omnichannel strategy and to support shops within department stores and Running Specialty, which has increased depreciation by $1.3 million, or 7.2%, compared to the twenty-six weeks ended August 31, 2013. These increases were partially offset by $2.2 million in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear in the prior year.
Store Closing Costs

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
	(dollars in thousands)		(dollars in thousands)
Store closing costs	$115	$17	$361	$203
Store closing costs as a percentage of net sales	—%	—%	—%	—%
Number of stores/shops closed	3	1	6	5
Store closing costs represent the non-cash write-off of any fixtures and equipment upon a store or shop within a department store closing.
Impairment Charges

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
	(dollars in thousands)		(dollars in thousands)
Impairment charges	$264	$—	$2,332	$—
Impairment charges as a percentage of net sales	—%	—%	0.3%	—%
The $2.3 million in impairment charges that were recorded during the twenty-six weeks ended August 30, 2014, were primarily the result of a $2.1 million charge for the write-off of assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose. The remaining impairment charges were related to the write-off of obsolete store fixtures during the thirteen weeks ended August 30, 2014. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows.

Interest (Expense) Income, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
	(dollars in thousands)		(dollars in thousands)
Interest (expense) income, net	$(1)	$10	$6	$24
Interest (expense) income, net as a percentage of net sales	—%	—%	—%	—%
Interest income is earned on the Company’s investments and interest expense is incurred from the unused commitment fee and letter of credit fees related to the Company’s Amended Credit Agreement.
Income Tax Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
	(dollars in thousands)		(dollars in thousands)
Income tax expense	$16,699	$16,682	$23,721	$19,635
Income tax expense as a percentage of net sales	3.6%	3.8%	2.7%	2.5%
Effective income tax rate	39.0%	38.9%	39.2%	39.0%
The increase in the effective tax rate in the current year is a result of a slight increase in nondeductible expenses incurred during the thirteen and twenty-six weeks ended August 30, 2014 compared to the thirteen and twenty-six weeks ended August 31, 2013.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interest

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
	(dollars in thousands)		(dollars in thousands)
Net (income) loss attributable to redeemable noncontrolling interest	$(2)	$314	$1,778	$875
Net (income) loss attributable to redeemable noncontrolling interest as a percentage of net sales	—%	0.1%	0.2%	0.1%
The net (income) loss attributable to the redeemable noncontrolling interest represents the noncontrolling owner’s portion of the net (income) loss generated by Running Specialty for the applicable period.
The increase in the net loss for the twenty-six weeks ended August 30, 2014 compared to the twenty-six weeks ended August 31, 2013 is due to Running Specialty taking higher markdowns to clear certain of its excess and aged inventory in the current year.

Net Income Attributable to The Finish Line, Inc.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
	(dollars in thousands)		(dollars in thousands)
Net income attributable to The Finish Line, Inc.	$26,157	$26,507	$38,592	$31,582
Net income attributable to The Finish Line, Inc. as a percentage of net sales	5.6%	6.1%	4.4%	4.0%
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.54	$0.54	$0.79	$0.64
The $0.4 million decrease in net income attributable to The Finish Line, Inc. for the thirteen weeks ended August 30, 2014 compared to the thirteen weeks ended August 31, 2013 was primarily due to the decrease in gross profit as a percentage of net sales, the increase in selling, general and administrative expenses to support the increase in sales in shops within department stores and Running Specialty, the increase in impairment charges and the decrease in net loss attributable to redeemable noncontrolling interest in the current year. These decreases were partially offset by an increase in net sales in the current year.
The $7.0 million increase in net income attributable to The Finish Line, Inc. for the twenty-six weeks ended August 30, 2014 compared to the twenty-six weeks ended August 31, 2013 was primarily due to the increase in net sales, the increase in net loss attributable to redeemable noncontrolling interest due to higher markdowns in Running Specialty in the current year and an $8.0 million ($4.9 million net of taxes) charge for start-up costs related to shops within department stores recorded in the twenty-six weeks ended August 31, 2013. These increases were partially offset by the increase in impairment charges and the increase in selling, general and administrative expenses to support the increase in sales in shops within department stores and Running Specialty in the current year.
Liquidity and Capital Resources
The Company’s primary source of working capital is cash-on-hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	August 30, 2014	August 31, 2013	March 1, 2014
Cash and cash equivalents	$190,583	$203,832	$229,079
Merchandise inventories, net	$329,924	$295,952	$304,209
Interest-bearing debt	$—	$—	$—
Working capital	$361,329	$351,514	$373,293
Operating Activities
Net cash provided by operating activities during the twenty-six weeks ended August 30, 2014 was $38.8 million compared to net cash provided by operating activities of $40.6 million for the twenty-six weeks ended August 31, 2013. This decrease was primarily due to a net increase in the cash outflow from working capital balances, which was partially offset by an increase in net income for the twenty-six weeks ended August 30, 2014 compared to the twenty-six weeks ended August 31, 2013.
At August 30, 2014, the Company had cash and cash equivalents of $190.6 million, which represents a $13.2 million decrease from August 31, 2013. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At August 30, 2014, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories increased 11.5% at August 30, 2014 compared to August 31, 2013, and increased 8.5% from March 1, 2014. The increase in merchandise inventories over the prior year quarter is primarily related to the increase in inventory to support the Company’s merchandise assortment within shops within department stores and the increase in inventory at Running Specialty to support the increase in stores. The increase in merchandise inventories from March 1, 2014 is due to seasonality as the Company increased inventories for the back to school selling season. Accounts payable increased correspondingly with the increase in merchandise inventories.

Investing Activities
Net cash used in investing activities for the twenty-six weeks ended August 30, 2014 was $49.4 million compared to $51.5 million for the twenty-six weeks ended August 31, 2013. The decrease in cash used in investing activities was primarily due to a $3.6 million decrease in Running Specialty acquisitions in the current year, which was partially offset by a $0.7 million increase in capital expenditures and a $0.8 million investment in the current year.
The Company intends to invest approximately $90-$95 million in capital expenditures during the Company’s fiscal year 2015. Of this amount, approximately $5 million is intended for the construction of approximately 9 new Finish Line stores and approximately $18 million is intended for the remodeling or repositioning of existing Finish Line stores with additional brand shops such as Finish Line’s Nike Track Club and Brand Jordan, as well as other key brand partnerships for “store-within-store” models. In addition, approximately $16 million is expected to be spent on building out shops within department stores. The remaining $51-$56 million to be invested is related primarily to projected capital expenditures of approximately $48 million intended for technology investments to support the multi-year core systems upgrade and growth in our digital business and approximately $3 million to support Running Specialty new store growth and other corporate maintenance, which excludes acquisition capital. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.
Financing Activities
Net cash used in financing activities for the twenty-six weeks ended August 30, 2014 was $27.9 million compared to $12.3 million for the twenty-six weeks ended August 31, 2013. The $15.6 million increase in cash used in financing activities was primarily due to a $10.0 million increase in stock repurchases, the purchase of redeemable noncontrolling interest of $9.0 million, a $1.0 million increase in dividends paid to shareholders and a $0.5 million decrease in excess tax benefits from share-based compensation, offset partially by $4.1 million of proceeds from the repayment of a related-party promissory note and a $1.1 million increase in proceeds from the issuance of common stock during the twenty-six weeks ended August 30, 2014.
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
The Company purchased 833,333 shares at an average price of $26.69 per share for an aggregate amount of $22.2 million during the twenty-six weeks ended August 30, 2014. As of August 30, 2014, there were 3,071,170 shares remaining available to repurchase under the Amended Program.
As of August 30, 2014, the Company held as treasury shares 11,962,612 shares of its common stock at an average price of $19.00 per share for an aggregate carrying amount of $227.3 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Dividends
On July 17, 2014, the Company announced a quarterly cash dividend of $0.08 per share of the Company’s common stock. The Company declared dividends of $7.7 million during the twenty-six weeks ended August 30, 2014, of which $3.9 million was included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of August 30, 2014 and was paid on September 15, 2014 to shareholders of record on August 29, 2014. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
Contractual Obligations
The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventory. For the twenty-six weeks ended August 30, 2014, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended March 1, 2014, other than those which occur in the ordinary course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings).

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates the Company’s accounting policies, estimates and judgments, including those related to inventories, long-lived assets and contingencies. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For a discussion of the Company’s market risk associated with interest rates as of March 1, 2014, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014. For the twenty-six weeks ended August 30, 2014, there has been no significant change in related market risk factors.

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
Risk factors that affect the Company’s business and financial results are discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014. There has been no significant change to identified risk factors for the twenty-six weeks ended August 30, 2014.

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
Details on the shares repurchased under the Amended Program during the thirteen weeks ended August 30, 2014 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
June 1, 2014 – July 5, 2014	—	$—	—	3,204,503
July 6, 2014 – August 2, 2014	133,333	26.92	133,333	3,071,170
August 3, 2014 – August 30, 2014	—	—	—	3,071,170
	133,333	$26.92	133,333
_______________________
(1)The average price paid per share includes any brokerage commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description

10.1
The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed by the Company on July 17, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended August 30, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	September 26, 2014	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended August 30, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.