Form 10-Q
period 2014-11-29
FINISH LINE INC /IN/
filed 2015-01-07
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock outstanding on December 12, 2014 was 46,676,966.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	November 29, 2014	November 30, 2013	March 1, 2014
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,426	$111,916	$229,079
Accounts receivable, net	14,336	12,340	16,062
Merchandise inventories, net	398,615	360,463	304,209
Income taxes receivable	18,449	16,228	—
Other	11,599	21,215	17,613
Total current assets	528,425	522,162	566,963
Property and equipment:
Land	1,557	1,557	1,557
Building	43,409	42,545	42,840
Leasehold improvements	251,464	240,430	239,555
Furniture, fixtures and equipment	182,304	164,709	170,252
Construction in progress	84,702	50,824	61,154
	563,436	500,065	515,358
Less accumulated depreciation	307,174	286,877	292,176
Total property and equipment, net	256,262	213,188	223,182
Deferred income taxes	—	3,640	—
Goodwill	32,902	24,035	25,608
Other assets, net	9,017	10,545	9,192
Total assets	$826,606	$773,570	$824,945

See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	November 29, 2014	November 30, 2013	March 1, 2014
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,585	$122,071	$120,982
Employee compensation	17,433	17,588	24,269
Accrued property and sales tax	9,470	9,526	11,162
Income taxes payable	—	—	6,932
Deferred income taxes	6,380	8,060	3,998
Other liabilities and accrued expenses	30,181	23,511	26,327
Total current liabilities	209,049	180,756	193,670
Commitments and contingencies
Deferred credits from landlords	29,507	28,639	27,658
Deferred income taxes	8,455	—	1,366
Other long-term liabilities	12,170	17,465	18,293
Redeemable noncontrolling interest, net	480	2,034	1,774
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding—(November 29, 2014 – 46,677; November 30, 2013 – 48,254; March 1, 2014 – 48,117)	601	597	601
Additional paid-in capital	225,368	221,886	224,619
Retained earnings	597,280	528,526	567,631
Treasury stock—(November 29, 2014 – 13,081; November 30, 2013 – 11,504; March 1, 2014 – 11,641)	(256,304)	(206,333)	(210,667)
Total shareholders’ equity	566,945	544,676	582,184
Total liabilities and shareholders’ equity	$826,606	$773,570	$824,945
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net sales	$395,828	$364,455	$1,269,239	$1,151,538
Cost of sales (including occupancy costs)	284,074	256,607	873,485	790,358
Gross profit	111,754	107,848	395,754	361,180
Selling, general and administrative expenses	114,923	104,092	335,701	306,903
Impairment charges and store closing costs	462	1,007	3,155	1,210
Operating (loss) income	(3,631)	2,749	56,898	53,067
Interest income, net	—	3	6	27
(Loss) income before income taxes	(3,631)	2,752	56,904	53,094
Income tax (benefit) expense	(6,126)	1,161	17,595	20,796
Net income	2,495	1,591	39,309	32,298
Net loss attributable to redeemable noncontrolling interest	83	727	1,861	1,602
Net income attributable to The Finish Line, Inc.	$2,578	$2,318	$41,170	$33,900

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.05	$0.05	$0.85	$0.69
Basic weighted average shares	47,107	48,330	47,609	48,313

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.05	$0.05	$0.85	$0.69
Diluted weighted average shares	47,478	48,709	48,013	48,733

Dividends declared per share	$0.08	$0.07	$0.24	$0.21
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013
Operating activities:
Net income	$39,309	$32,298
Adjustments to reconcile net income to net cash used in operating activities:
Impairment charges and store closing costs	3,155	1,210
Depreciation and amortization	28,447	26,543
Deferred income taxes	9,471	9,199
Loss on disposals of property and equipment	356	519
Gain on settlements of contingent consideration	(1,303)	—
Share-based compensation	6,515	4,717
Excess tax benefits from share-based compensation	(2,032)	(2,808)
Changes in operating assets and liabilities:
Accounts receivable, net	2,046	2,494
Merchandise inventories, net	(91,441)	(112,775)
Other assets	6,730	(16,670)
Accounts payable	24,269	49,293
Employee compensation	(6,836)	2,009
Income taxes receivable/payable	(30,057)	(19,180)
Other liabilities and accrued expenses	1,220	1,978
Deferred credits from landlords	1,849	1,424
Net cash used in operating activities	(8,302)	(19,749)
Investing activities:
Capital expenditures for property and equipment	(64,163)	(65,555)
Acquisitions, net of cash acquired	(9,481)	(11,693)
Proceeds from disposals of property and equipment	28	53
Cash paid for investment	(750)	—
Net cash used in investing activities	(74,366)	(77,195)
Financing activities:
Dividends paid to shareholders	(11,637)	(10,178)
Proceeds from issuance of common stock	6,321	6,734
Excess tax benefits from share-based compensation	2,032	2,808
Purchases of treasury stock	(52,191)	(17,486)
Purchase of redeemable noncontrolling interest	(9,000)	—
Proceeds from repayment of related-party promissory note	4,090	—
Cash paid for settlements of contingent consideration	(600)	—
Net cash used in financing activities	(60,985)	(18,122)
Net decrease in cash and cash equivalents	(143,653)	(115,066)
Cash and cash equivalents at beginning of period	229,079	226,982
Cash and cash equivalents at end of period	$85,426	$111,916
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of November 29, 2014 and November 30, 2013	$8,597	$4,866
Capital expenditures incurred but not yet paid as of March 1, 2014 and March 2, 2013	$9,200	$9,715
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

	Thirteen Weeks Ended
Category	November 29, 2014		November 30, 2013
Footwear	$335,467	85%	$305,787	84%
Softgoods	60,361	15%	58,668	16%
Total net sales	$395,828	100%	$364,455	100%

	Thirty-Nine Weeks Ended
Category	November 29, 2014		November 30, 2013
Footwear	$1,122,484	88%	$1,010,860	88%
Softgoods	146,755	12%	140,678	12%
Total net sales	$1,269,239	100%	$1,151,538	100%
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
Reclassification. Certain amounts in the fiscal 2014 financial statements have been reclassified to conform to the fiscal 2015 presentation.
2. Acquisitions and Goodwill
During the thirty-nine weeks ended November 29, 2014, the Company completed four immaterial acquisitions of assets for total consideration of $9.6 million, net of cash acquired. A component of the consideration for one of the transactions included contingent consideration with an estimated fair value of $0.4 million, which is included within other liabilities and accrued expenses on the consolidated balance sheets. The Company determined the estimated fair values based on discounted cash flow analyses and estimates made by management. The entities from which the assets were acquired operated fifteen specialty running stores in Colorado, Kansas, Michigan, Missouri and North Carolina. In connection with these acquisitions, the Company recorded goodwill of $7.3 million during the thirty-nine weeks ended November 29, 2014. Goodwill is deductible for U.S. federal income tax purposes.
The Company allocated the aggregated preliminary purchase price for the acquisitions based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase prices is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$7,255
Tangible assets, net of liabilities	2,315
Total purchase price	$9,570
During fiscal 2014, the Company completed four individually immaterial acquisitions of assets for total consideration of $13.8 million, net of cash acquired. A component of the consideration for one of the transactions included contingent consideration which was paid during the thirty-nine weeks ended November 29, 2014. The Company determined the estimated fair values based on discounted cash flow analyses and estimates made by management. The entities from which the assets were acquired operated fifteen specialty running stores in Ohio, Kentucky, Indiana, Colorado and Virginia. In connection with these acquisitions, the Company recorded goodwill of $11.6 million during fiscal 2014.

During the thirty-nine weeks ended November 29, 2014, the Company made the final working capital payments for two of the fiscal 2014 acquisitions, which did not have a material effect on the preliminary purchase price allocation. The Company allocated the aggregated preliminary purchase prices based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase prices for the fiscal 2014 acquisitions is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$11,647
Tangible assets, net of liabilities	2,190
Total purchase price	$13,837
A reconciliation of goodwill is detailed below (in thousands):

Goodwill
Balance as of March 2, 2013	$13,888
Acquisitions	11,608
Other	112
Balance as of March 1, 2014	25,608
Acquisitions	7,255
Other	39
Balance as of November 29, 2014	$32,902
3. Fair Value Measurements
Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	November 29, 2014			November 30, 2013			March 1, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$6,273	$—	$—	$5,693	$—	$—	$5,869	$—	$—
Liabilities:
Contingent consideration liabilities	$—	$—	$350	$—	$—	$1,903	$—	$—	$1,903
Included in Level 1 assets are mutual fund investments under a non-qualified deferred compensation plan. The Company estimates the fair value of these investments on a recurring basis using readily available market prices.

As of November 29, 2014, the Company had one liability that is measured at fair value on a recurring basis related to the contingent consideration for one acquisition for $0.4 million. The liability is adjusted to fair value each reporting period. The categorization of the framework used to price the liability is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.
There were no transfers into or out of Level 1, Level 2 or Level 3 assets or liabilities for any of the periods presented.
Level 3 Valuation Techniques
Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.
The following table provides a reconciliation of the Company’s Level 3 contingent consideration liabilities during the thirty-nine weeks ended November 29, 2014 (in thousands):

Level 3 Liabilities
Balance as of March 1, 2014	$1,903
Contingent consideration from acquisition	350
Settlement of contingent consideration	(1,903)
Balance as of November 29, 2014	$350
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value under certain circumstances, which include those described in Note 8, Impairment Charges and Store Closing Costs. The categorization used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair values.
Additionally, in connection with the acquisitions and purchase price allocations that are described in Note 2, Acquisitions and Goodwill, the Company recognized the acquired assets and liabilities at fair value. All amounts are recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine the fair values.
4. Debt Agreement
On November 30, 2012, the Company entered into an unsecured $100 million Amended and Restated Revolving Credit Facility Credit Agreement (the “Amended Credit Agreement”) with certain Lenders, which expires on November 30, 2017. The Amended Credit Agreement provides that, under certain circumstances, the Company may increase the maximum amount of the credit facility in an aggregate principal amount not to exceed $200 million. The Amended Credit Agreement is used by the Company, among other things, to issue letters of credit, support working capital needs, fund capital expenditures and other general corporate purposes.
Approximately $1.9 million in stand-by letters of credit were outstanding as of November 29, 2014 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of November 29, 2014. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $98.1 million as of November 29, 2014.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of November 29, 2014.
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

5. Start-Up Costs
The Company entered into a department license agreement and an on-line shop license agreement (the “Agreements”) with Macy’s, Inc. (“Macy’s”) whereby the Company is the exclusive provider of men’s, women’s and kids’ athletic shoes (“Athletic Shoes”) within Macy’s stores and macys.com. The Company merchandises and fulfills all the Athletic Shoes inventory at all of Macy’s locations and macys.com, and has in-store build outs with Finish Line branding and staffing at approximately 400 of Macy’s locations. The Company incurred start-up costs to accommodate a conversion of Macy’s Athletic Shoes inventory to Finish Line assortments. The Company took full control of Macy’s Athletic Shoes inventory at Macy’s department store locations as of April 14, 2013 and macys.com as of May 14, 2013. As a part of the conversion, the Company agreed to purchase certain of Macy’s Athletic Shoes at Macy’s original cost.
The charges from start-up costs related to the Agreements with Macy’s included the following: freight and handling of inventory from Macy’s to the Company; leased warehouse space at a third party for sorting; and inventory reserves established for inventory purchased from Macy’s to record at the lower of cost or market.
For the thirty-nine weeks ended November 30, 2013, the Company incurred $5.8 million in start-up costs in cost of sales and $2.2 million in selling, general and administrative expenses within the consolidated statements of income for a combined $8.0 million. No start-up costs were incurred during the thirty-nine weeks ended November 29, 2014.
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

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net income attributable to The Finish Line, Inc.	$2,578	$2,318	$41,170	$33,900
Net income attributable to The Finish Line, Inc. attributable to participating securities	32	28	498	405
Net income attributable to The Finish Line, Inc. available to common shareholders	$2,546	$2,290	$40,672	$33,495
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	47,107	48,330	47,609	48,313
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.05	$0.05	$0.85	$0.69
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	47,107	48,330	47,609	48,313
Dilutive effect of potential common shares(a)	371	379	404	420
Diluted weighted-average number of common shares outstanding	47,478	48,709	48,013	48,733
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.05	$0.05	$0.85	$0.69

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 0.7 million and 1.0 million shares of common stock in the thirteen weeks ended November 29, 2014 and November 30, 2013, respectively, and 0.6 million and 1.2 million shares of common stock in the thirty-nine weeks ended November 29, 2014 and November 30, 2013, respectively, because the impact of such options would have been anti-dilutive.

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
The Company purchased 2,033,334 shares at an average price of $25.67 per share for an aggregate amount of $52.2 million during the thirty-nine weeks ended November 29, 2014. As of November 29, 2014, there were 1,871,169 shares remaining available to repurchase under the Amended Program.
As of November 29, 2014, the Company held as treasury shares 13,081,452 shares of its common stock at an average price of $19.59 per share for an aggregate carrying amount of $256.3 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock or other awards is limited as defined in the 2002 and 2009 Incentive Plans. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On October 15, 2014, the Company announced a quarterly cash dividend of $0.08 per share of the Company’s common stock. The Company declared dividends of $11.5 million during the thirty-nine weeks ended November 29, 2014, of which $3.8 million was included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of November 29, 2014 and was paid on December 15, 2014 to shareholders of record on November 28, 2014. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

8. Impairment Charges and Store Closing Costs
The $3.2 million in impairment charges and store closing costs that were recorded during the thirty-nine weeks ended November 29, 2014 were primarily the result of a $2.1 million charge for the write-off of assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose, and a $0.2 million write-off of obsolete store fixtures. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.9 million in store closing costs during the thirty-nine weeks ended November 29, 2014, which represent the non-cash write-off of fixtures and equipment upon a store or shop within a department store closing.
9. Commitments and Contingencies
Demandware, Inc. (the “Plaintiff”) filed an action against the Company in the United States District Court for the Southern District of New York on or about August 12, 2013, alleging breach of contract as it relates to the parties’ engagement to replace Finish Line’s web commerce platform (the “Dispute”). The Company subsequently filed a counterclaim against the Plaintiff related to the Dispute. During the thirty-nine weeks ended November 29, 2014, the parties entered into a Settlement Agreement and Release, which, among other things, included a provision releasing both parties of all claims and counterclaims in the matter (the “Settlement”). The Settlement did not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
10. Stock Plans
General
Total share-based compensation expense for the thirty-nine weeks ended November 29, 2014 and November 30, 2013 was $6.5 million and $4.7 million, respectively.
Stock Option Activity
Stock options have been granted to directors, officers and other key employees. Generally, options outstanding under the plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years and expire ten years after the date of grant. During the thirty-nine weeks ended November 29, 2014 and November 30, 2013, the Company granted approximately 693,000 and 695,000 options, respectively. The estimated weighted-average fair value of the individual options granted during the thirty-nine weeks ended November 29, 2014 and November 30, 2013, was $8.58 and $8.15, respectively, on the date of the grant. The fair values for all options were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013
Dividend yield	1.19%	1.38%
Volatility	36.8%	53.5%
Risk-free interest rate	1.72%	0.84%
Expected life	5.0 years	5.0 years
The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected volatility assumption is based on the Company’s analysis of historical volatility. The risk-free interest rate assumption is based upon the average daily closing rates during the period for U.S. treasury notes that have a life which approximates the expected life of the options. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical exercise experience.
As of November 29, 2014, there was $8.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested options. That expense is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Activity
The Company has granted shares of its common stock to non-employee directors, officers and other key employees that are subject to restrictions. The restricted stock granted to employees under the 2002 and 2009 Incentive Plans either vest upon the achievement of specified levels of net income growth over a three-year period or cliff-vest after a three-year period. For performance-based awards, should the net income criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. During the thirty-nine weeks ended November 29, 2014 and November 30, 2013, the Company granted approximately 210,000 and 324,000 restricted shares, respectively.
As of November 29, 2014, there was $7.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock. That expense is expected to be recognized over a weighted average period of 2.0 years.
11. Redeemable Noncontrolling Interest
On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in Running Specialty, though the Company remained the majority owner. GCPI has the right to “put” and the Company has the right to “call” after March 4, 2017, under certain circumstances, GCPI’s interest in Running Specialty at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note (the “Promissory Note”), which was collateralized with GCPI’s interest in Running Specialty, due March 31, 2021 or earlier depending on certain stipulated events in the control of GCPI. The Promissory Note called for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI. The balance of the Promissory Note and related accrued interest was zero and $4.1 million at November 29, 2014 and November 30, 2013, respectively, and is netted against the redeemable noncontrolling interest, net on the consolidated balance sheets.
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
The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest, net of the Promissory Note and related accrued interest and adjusted for cumulative earnings or loss allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital. As of November 29, 2014 and November 30, 2013 the redeemable noncontrolling interest was measured at historical cost basis.
A rollforward of redeemable noncontrolling interest, net is detailed below (in thousands):

	Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013
Redeemable noncontrolling interest, net, beginning of period	$1,774	$3,669
Net loss attributable to redeemable noncontrolling interest	(1,861)	(1,602)
Purchase of redeemable noncontrolling interest	(10,500)	—
Proceeds and interest related to the Promissory Note	4,083	(33)
Decrease in The Finish Line, Inc.’s additional paid-in capital for purchase of redeemable noncontrolling membership interest	6,984	—
Redeemable noncontrolling interest, net, end of period	$480	$2,034

12. Income Taxes
During the thirteen and thirty-nine weeks ended November 29, 2014, the Company recognized a $4.3 million income tax benefit for a worthless stock deduction with respect to the Company’s wholly-owned subsidiary The Finish Line Man Alive, Inc. This income tax benefit is the primary reason for the variance from the statutory income tax rate of 35%.

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
Digital comparable sales are the change in sales year over year for the reporting period derived from finishline.com.
Finish Line comparable store sales are the aggregation of brick and mortar comparable store sales and digital comparable sales.

The following tables set forth store/shop and square feet information for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Number of stores/shops	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Finish Line:
Beginning of period	647	659	645	645
Opened	2	3	9	22
Closed	(7)	(4)	(12)	(9)
End of period	642	658	642	658
Branded shops within department stores:
Beginning of period	370	133	185	3
Opened	27	48	213	178
Closed	—	—	(1)	—
End of period	397	181	397	181
Running Specialty:
Beginning of period	58	39	48	27
Acquired	7	4	15	13
Opened	1	4	3	7
Closed	—	—	—	—
End of period	66	47	66	47
Total:
Beginning of period	1,075	831	878	675
Acquired	7	4	15	13
Opened	30	55	225	207
Closed	(7)	(4)	(13)	(9)
End of period	1,105	886	1,105	886

Square feet information	November 29, 2014	November 30, 2013
Finish Line:
Square feet	3,492,050	3,566,404
Average store size	5,439	5,420
Branded shops within department stores:
Square feet	406,063	224,515
Average shop size	1,023	1,240
Running Specialty:
Square feet	234,162	154,348
Average store size	3,548	3,284
Total:
Square feet	4,132,275	3,945,267

Results of Operations
The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	November 29, 2014		November 30, 2013
Footwear	$335,467	85%	$305,787	84%
Softgoods	60,361	15%	58,668	16%
Total net sales	$395,828	100%	$364,455	100%

	Thirty-Nine Weeks Ended
Category	November 29, 2014		November 30, 2013
Footwear	$1,122,484	88%	$1,010,860	88%
Softgoods	146,755	12%	140,678	12%
Total net sales	$1,269,239	100%	$1,151,538	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	71.8	70.4	68.8	68.6
Gross profit	28.2	29.6	31.2	31.4
Selling, general and administrative expenses	29.0	28.6	26.5	26.7
Impairment charges and store closing costs	0.1	0.2	0.2	0.1
Operating (loss) income	(0.9)	0.8	4.5	4.6
Interest income, net	—	—	—	—
(Loss) income before income taxes	(0.9)	0.8	4.5	4.6
Income tax (benefit) expense	(1.5)	0.4	1.4	1.8
Net income	0.6	0.4	3.1	2.8
Net loss attributable to redeemable noncontrolling interest	0.1	0.2	0.1	0.1
Net income attributable to The Finish Line, Inc.	0.7%	0.6%	3.2%	2.9%

Thirteen and Thirty-Nine Weeks Ended November 29, 2014 Compared to the Thirteen and Thirty-Nine Weeks Ended November 30, 2013
Net Sales

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
	(dollars in thousands)		(dollars in thousands)
Brick and mortar stores sales	$271,569	$273,305	$910,505	$911,439
Digital sales	55,941	43,756	160,035	125,566
Shops within department stores sales	51,313	33,521	145,153	76,997
Running Specialty sales	17,005	13,873	53,546	37,536
Total net sales	$395,828	$364,455	$1,269,239	$1,151,538

Brick and mortar comparable store sales increase	0.6%	6.8%	0.1%	2.5%
Digital comparable sales increase	27.8%	8.4%	27.5%	8.3%
Finish Line comparable store sales increase	4.5%	7.1%	3.5%	3.2%
Net sales increased 8.6% for the thirteen weeks ended November 29, 2014 compared to the thirteen weeks ended November 30, 2013. The increase was attributable to a Finish Line comparable store sales increase of 4.5%, an increase in shops within department stores sales of $17.8 million and an increase in Running Specialty sales of $3.1 million. The Finish Line comparable store sales increase of 4.5% is due to an increase in average dollar per transaction, digital traffic and digital conversion, partially offset by a decrease in store conversion and store traffic.
Net sales increased 10.2% for the thirty-nine weeks ended November 29, 2014 compared to the thirty-nine weeks ended November 30, 2013. The increase was attributable to a Finish Line comparable store sales increase of 3.5%, an increase in shops within department stores sales of $68.2 million and an increase in Running Specialty sales of $16.0 million. The Finish Line comparable store sales increase of 3.5% is due to an increase in average dollar per transaction, digital traffic and digital conversion, partially offset by a decrease in store conversion and store traffic.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
	(dollars in thousands)		(dollars in thousands)
Cost of sales (including occupancy costs)	$284,074	$256,607	$873,485	$790,358
Gross profit	$111,754	$107,848	$395,754	$361,180
Gross profit as a percentage of net sales	28.2%	29.6%	31.2%	31.4%
The 1.4% decrease in gross profit, as a percentage of net sales, for the thirteen weeks ended November 29, 2014 as compared to the thirteen weeks ended November 30, 2013, was primarily due to a 1.5% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.1% decrease in occupancy costs, as a percentage of net sales. The 1.5% decrease in product margin, net of shrink, as a percentage of net sales, was primarily the result of an increase in markdowns of both basketball and running merchandise at Finish Line. The 0.1% decrease in occupancy costs, as a percentage of net sales, was primarily due to leveraging against the 4.5% Finish Line comparable store sales increase.
The 0.2% decrease in gross profit, as a percentage of net sales, for the thirty-nine weeks ended November 29, 2014 as compared to the thirty-nine weeks ended November 30, 2013, was primarily due to a 0.2% decrease in product margin, net of shrink, as a percentage of net sales. The 0.2% decrease in product margin, net of shrink, as a percentage of net sales, was primarily the result of an increase in markdowns of both basketball and running merchandise at Finish Line as well as Running Specialty increasing markdowns to clear certain of its excess and aged inventory in the current year. These decreases were partially offset by the $5.8 million in start-up costs related to inventory reserves established for inventory purchased from Macy’s in the prior year.

Selling, General and Administrative Expenses

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
	(dollars in thousands)		(dollars in thousands)
Selling, general and administrative expenses	$114,923	$104,092	$335,701	$306,903
Selling, general and administrative expenses as a percentage of net sales	29.0%	28.6%	26.5%	26.7%
The $10.8 million increase in selling, general and administrative expenses for the thirteen weeks ended November 29, 2014 as compared to the thirteen weeks ended November 30, 2013 was primarily due to the following: (1) the increased cost associated with building teams for the shops within department stores and Running Specialty; (2) variable costs in fulfillment, freight and payroll in conjunction with the 8.6% increase in consolidated net sales; and (3) capital investments to support the Company’s technology upgrades, digital platform and omnichannel strategy and to support shops within department stores and Running Specialty, which has increased depreciation by $0.2 million, or 2.3%, compared to the thirteen weeks ended November 30, 2013.
The $28.8 million increase in selling, general and administrative expenses for the thirty-nine weeks ended November 29, 2014 as compared to the thirty-nine weeks ended November 30, 2013 was primarily due to the following: (1) the increased cost associated with building teams for the shops within department stores and Running Specialty; (2) variable costs in fulfillment, freight and payroll in conjunction with the 10.2% increase in consolidated net sales; and (3) capital investments to support the Company’s technology upgrades, digital platform and omnichannel strategy and to support shops within department stores and Running Specialty, which has increased depreciation by $1.5 million, or 5.6%, compared to the thirty-nine weeks ended November 30, 2013. These increases were partially offset by $2.2 million in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear in the prior year.
Impairment Charges and Store Closing Costs

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
	(dollars in thousands)		(dollars in thousands)
Impairment charges and store closing costs	$462	$1,007	$3,155	$1,210
Impairment charges and store closing costs as a percentage of net sales	0.1%	0.2%	0.2%	0.1%
Number of stores/shops closed	7	4	13	9
The $3.2 million in impairment charges and store closing costs that were recorded during the thirty-nine weeks ended November 29, 2014, were primarily the result of a $2.1 million charge for the write-off of assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose, and a $0.2 million write-off of obsolete store fixtures. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.9 million in store closing costs during the thirty-nine weeks ended November 29, 2014, which represent the non-cash write-off of fixtures and equipment upon a store or shop within a department store closing.
The $1.2 million in impairment charges and store closing costs that were recorded during the thirty-nine weeks ended November 30, 2013, were primarily the result of a $0.8 million write-off of obsolete store technology assets. Additionally, the Company recorded $0.4 million in store closing costs during the thirty-nine weeks ended November 30, 2013.

Interest Income, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
	(dollars in thousands)		(dollars in thousands)
Interest income, net	$—	$3	$6	$27
Interest income, net as a percentage of net sales	—%	—%	—%	—%
Interest income is earned on the Company’s investments and interest expense is incurred from the unused commitment fee and letter of credit fees related to the Company’s Amended Credit Agreement.
Income Tax (Benefit) Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
	(dollars in thousands)		(dollars in thousands)
Income tax (benefit) expense	$(6,126)	$1,161	$17,595	$20,796
Income tax (benefit) expense as a percentage of net sales	(1.5)%	0.4%	1.4%	1.8%
Effective income tax rate	(168.7)%	42.2%	30.9%	39.2%
The decrease in the effective tax rate for the thirty-nine weeks ended November 29, 2014 compared to the thirty-nine weeks ended November 30, 2013 is primarily due to the Company recognizing a $4.3 million income tax benefit for a worthless stock deduction with respect to the Company’s wholly-owned subsidiary, The Finish Line Man Alive, Inc. taken during the thirteen weeks ended November 29, 2014. This income tax benefit is the primary reason for the variance from the statutory income tax rate of 35%.
Net Loss Attributable to Redeemable Noncontrolling Interest

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
	(dollars in thousands)		(dollars in thousands)
Net loss attributable to redeemable noncontrolling interest	$83	$727	$1,861	$1,602
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	0.1%	0.2%	0.1%	0.1%
The net loss attributable to redeemable noncontrolling interest represents the noncontrolling owner’s portion of the net loss generated by Running Specialty for the applicable period.

Net Income Attributable to The Finish Line, Inc.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
	(dollars in thousands)		(dollars in thousands)
Net income attributable to The Finish Line, Inc.	$2,578	$2,318	$41,170	$33,900
Net income attributable to The Finish Line, Inc. as a percentage of net sales	0.7%	0.6%	3.2%	2.9%
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.05	$0.05	$0.85	$0.69
The $0.3 million increase in net income attributable to The Finish Line, Inc. for the thirteen weeks ended November 29, 2014 compared to the thirteen weeks ended November 30, 2013 was primarily due to the increase in net sales in the current year, the increase in income tax benefit and the decrease in impairment charges and store closing costs. These increases were partially offset by a decrease in gross profit as a percentage of net sales and the increase in selling, general and administrative expenses to support the increase in sales in shops within department stores and Running Specialty.
The $7.3 million increase in net income attributable to The Finish Line, Inc. for the thirty-nine weeks ended November 29, 2014 compared to the thirty-nine weeks ended November 30, 2013 was primarily due to the increase in net sales, the decrease in income tax expense, the increase in net loss attributable to redeemable noncontrolling interest due to higher markdowns in Running Specialty in the current year and an $8.0 million ($4.9 million net of taxes) charge for start-up costs related to shops within department stores recorded in the thirty-nine weeks ended November 30, 2013. These increases were partially offset by a decrease in gross profit as a percentage of net sales, the increase in impairment charges and store closing costs and the increase in selling, general and administrative expenses to support the increase in sales in shops within department stores and Running Specialty in the current year.
Liquidity and Capital Resources
The Company’s primary source of working capital is cash-on-hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	November 29, 2014	November 30, 2013	March 1, 2014
Cash and cash equivalents	$85,426	$111,916	$229,079
Merchandise inventories, net	$398,615	$360,463	$304,209
Interest-bearing debt	$—	$—	$—
Working capital	$319,376	$341,406	$373,293
Operating Activities
Net cash used in operating activities during the thirty-nine weeks ended November 29, 2014 was $8.3 million compared to $19.7 million for the thirty-nine weeks ended November 30, 2013. The decrease in cash used was primarily due to an increase in net income and non-cash expenses for the thirty-nine weeks ended November 29, 2014 compared to the thirty-nine weeks ended November 30, 2013.
At November 29, 2014, the Company had cash and cash equivalents of $85.4 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At November 29, 2014, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories increased 10.6% at November 29, 2014 compared to November 30, 2013, and increased 31.0% from March 1, 2014. The increase in merchandise inventories over the prior year quarter is primarily related to the increase in inventory to support the Company’s merchandise assortment within shops within department stores and the increase in inventory at Running Specialty to support the increase in stores. The increase in merchandise inventories from March 1, 2014 is due to seasonality as the Company increased inventories for the holiday season. Accounts payable increased correspondingly with the increase in merchandise inventories.

Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended November 29, 2014 was $74.4 million compared to $77.2 million for the thirty-nine weeks ended November 30, 2013. The decrease in cash used in investing activities was primarily due to a $2.2 million decrease in Running Specialty acquisitions and a $1.4 million decrease in capital expenditures in the current year, partially offset by a $0.8 million investment in the current year.
The Company intends to invest approximately $90-$95 million in capital expenditures during the Company’s fiscal year 2015. Of this amount, approximately $5 million is intended for the construction of approximately 10 new Finish Line stores and approximately $16 million is intended for the remodeling or repositioning of existing Finish Line stores with additional brand shops such as Finish Line’s Nike Track Club and Brand Jordan, as well as other key brand partnerships for “store-within-store” models. In addition, approximately $16 million is expected to be spent on building out shops within department stores. The remaining $53-$58 million to be invested is related primarily to projected capital expenditures of approximately $50 million intended for technology investments to support the multi-year core systems upgrade and growth in our digital business and approximately $3 million to support Running Specialty new store growth and other corporate maintenance, which excludes acquisition capital. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.
Financing Activities
Net cash used in financing activities for the thirty-nine weeks ended November 29, 2014 was $61.0 million compared to $18.1 million for the thirty-nine weeks ended November 30, 2013. The $42.9 million increase in cash used in financing activities was primarily due to a $34.7 million increase in stock repurchases, the purchase of redeemable noncontrolling interest of $9.0 million, a $1.5 million increase in dividends paid to shareholders, a $0.8 million decrease in excess tax benefits from share-based compensation and a $0.4 million decrease in proceeds from the issuance of common stock, offset partially by $4.1 million of proceeds from the repayment of a related-party promissory note during the thirty-nine weeks ended November 29, 2014.
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
The Company purchased 2,033,334 shares at an average price of $25.67 per share for an aggregate amount of $52.2 million during the thirty-nine weeks ended November 29, 2014. As of November 29, 2014, there were 1,871,169 shares remaining available to repurchase under the Amended Program.
As of November 29, 2014, the Company held as treasury shares 13,081,452 shares of its common stock at an average price of $19.59 per share for an aggregate carrying amount of $256.3 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock or other awards is limited as defined in the 2002 and 2009 Incentive Plans. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Dividends
On October 15, 2014, the Company announced a quarterly cash dividend of $0.08 per share of the Company’s common stock. The Company declared dividends of $11.5 million during the thirty-nine weeks ended November 29, 2014, of which $3.8 million was included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of November 29, 2014 and was paid on December 15, 2014 to shareholders of record on November 28, 2014. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

Contractual Obligations
The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventory. For the thirty-nine weeks ended November 29, 2014, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended March 1, 2014, other than those which occur in the ordinary course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings).
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
For a discussion of the Company’s market risk associated with interest rates as of March 1, 2014, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014. For the thirty-nine weeks ended November 29, 2014, there has been no significant change in related market risk factors.

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
Risk factors that affect the Company’s business and financial results are discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014. There has been no significant change to identified risk factors for the thirty-nine weeks ended November 29, 2014.

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
Details on the shares repurchased under the Amended Program during the thirteen weeks ended November 29, 2014 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
August 31, 2014 – October 4, 2014	650,000	$25.20	650,000	2,421,170
October 5, 2014 – November 1, 2014	550,001	24.67	550,001	1,871,169
November 2, 2014 – November 29, 2014	—	—	—	1,871,169
	1,200,001	$24.96	1,200,001
_______________________
(1)The average price paid per share includes any brokerage commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description

10.1
Resignation and General Release Agreement dated December 5, 2014 between Mark S. Landau and The Finish Line, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed by the Company on December 5, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended November 29, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	January 7, 2015	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended November 29, 2014, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.