Form 10-K
period 2015-02-28
FINISH LINE INC /IN/
filed 2015-04-29
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 28, 2015
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting Class A Common Stock held by non-affiliates of the registrant, which was based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,406,582,619. The registrant does not have any outstanding non-voting common equity.
The number of shares of the registrant’s Class A Common Stock outstanding on April 3, 2015 was 46,049,085.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement (to be filed within 120 days after February 28, 2015) for the Annual Meeting of Shareholders to be held on July 16, 2015 (hereinafter referred to as the “2015 Proxy Statement”) are incorporated into Part III.

PART I
Item 1. Business
General
Throughout this Annual Report on Form 10-K, the 52 weeks ended February 28, 2015, the 52 weeks ended March 1, 2014, and the 52 weeks ended March 2, 2013 are referred to as fiscal 2015, 2014, and 2013, respectively.
The Finish Line, Inc., together with its subsidiaries (collectively, the “Company”), is one of the largest specialty retailers in the United States, and operates two retail divisions, one under the Finish Line brand name and another under the Running Specialty Group (“Running Specialty”). The Company’s goal is to offer the most relevant products from the best brands in an engaging and exciting shopping environment with knowledgeable staff trained to deliver outstanding customer service.
Throughout this Annual Report on Form 10-K, the term “brick and mortar stores” is used to describe Finish Line stores and the term “digital” is used to describe the Company’s e-commerce site, www.finishline.com, and mobile commerce site, m.finishline.com. The brick and mortar stores and digital are collectively referred to as “Finish Line” throughout this document.
Finish Line Brand Name. Finish Line is a premium retailer of athletic shoes, apparel, and accessories. As of April 3, 2015, the Company operated 634 Finish Line stores, which average 5,463 square feet, in 45 U.S. states and Puerto Rico. In addition, the Company operates an e-commerce site, www.finishline.com, as well as mobile commerce via m.finishline.com. Finish Line carries a large selection of men’s, women’s, and kids’ athletic shoes (“footwear”), as well as an assortment of apparel and accessories (“softgoods”). Brand names offered by Finish Line include Nike, Brand Jordan, adidas, Under Armour, Reebok, Asics, Brooks, New Balance, Mizuno, Skechers, Converse, Puma, The North Face, and many others. Footwear accounts for approximately 89% of Finish Line’s net sales.
Under the Finish Line brand name, the Company is the exclusive retailer of athletic shoes, both in-store and online, for Macy’s Retail Holdings, Inc., Macy’s Puerto Rico, Inc., and Macys.com, Inc. (collectively, “Macy’s”). The Company is responsible for the athletic footwear assortment, inventory, fulfillment, and pricing at all of Macy’s locations and online at www.macys.com. As of April 3, 2015, the Company operated Finish Line-branded athletic footwear shops in 395 Macy’s department stores, which average 1,024 square feet, in 37 U.S. states, the District of Columbia, and Puerto Rico. Throughout this Annual Report on Form 10-K, the term “shops within department stores” is used to describe our business operations at Macy’s in-store branded and unbranded shops, as well as online at www.macys.com. Shops within department stores carry men’s, women’s, and kids’ athletic shoes, as well as an assortment of accessories. Brand names offered by shops within department stores include Nike, Skechers, Converse, Puma, New Balance, adidas, Asics, Reebok, and Under Armour.
Running Specialty. Running Specialty is an active lifestyle retailer of precision-fitted running shoes, apparel, and accessories. As of April 3, 2015, the Company operated 76 Running Specialty stores, which average 3,630 square feet, in 17 U.S. states and the District of Columbia. In addition, Running Specialty operates the e-commerce site www.boulderrunningcompany.com, as well as the informational site www.run.com. Running Specialty carries men’s and women’s performance running shoes, as well as an assortment of performance apparel and accessories. Brand names offered include Brooks, Asics, Nike, Saucony, New Balance, Mizuno, Feetures, Hoka, adidas, and Garmin. Footwear accounts for approximately 65% of Running Specialty’s net sales.
The Company’s principal executive offices are located at 3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235, and its telephone number is (317) 899-1022.
Operating Strategies
The Company seeks to be the premium athletic shoes, apparel, and accessories retailer and active lifestyle retailer in the markets it serves. To achieve this, the Company has developed the following elements to its operating strategy:
Emphasis on Customer Service and Convenience. The Company is committed to providing a premium shopping experience that is relevant and rewarding for customers.
Finish Line seeks to achieve this objective in stores by providing convenient mall-based locations that feature a compelling store design with knowledgeable, trained, and courteous customer service professionals as well as a vast selection of fashion-forward and innovative products. In certain stores, this also includes “store-within-a-store” models, such as Nike Track Club, and a differentiated customer experience. In addition, the Company has extended the Finish Line brand name to shops within department stores, a majority of which feature Finish Line branding and the same trained and courteous customer service professionals to extend the Finish Line brand to the Macy’s customer.

Running Specialty stores carry a deep assortment of performance running shoes, apparel, and accessories. Running Specialty stores have trained experts to advise everyone from beginner to advanced runners and provide free gait analysis to ensure the proper fit. The stores are tightly connected to their communities, hosting regular neighborhood group runs and sponsoring local races, which typically begin and end near the store.
Through e-commerce and mobile commerce, Finish Line and Running Specialty seek to provide an easy shopping experience, robust product selection, and outstanding service.
Product Diversity; Target Customer Appeal. The Company stocks its stores/shops with a combination of the leading and newest brand name merchandise, including in-line offerings and unique products offered exclusively by the Company. The focus is on the Company’s stores/shops maintaining their status as a leader in premium athletic shoes, apparel, and accessories for men, women, and kids. Product diversity, in combination with the Company’s store/shop formats and commitment to customer service, is intended to attract a core customer (typically male, age 18-29 for Finish Line, females, age 30-50 for shops within department stores, and technical and performance runners for Running Specialty) as well as other key demographics. The Company is focused on offering premium product, which includes the best brands, trend-right styles, and most relevant selection.
Merchandise
The following table sets forth net sales along with the percentage of net sales for the Company attributable to the categories of footwear and softgoods during the fiscal years indicated. These amounts and percentages fluctuate substantially during the different consumer buying seasons. To take advantage of this seasonality, the Company’s stores/shops have been designed to allow for a shift in emphasis in the merchandise mix between footwear and softgoods items.

Category	2015		2014		2013
	(in thousands)
Footwear	$1,596,443	88%	$1,466,039	88%	$1,237,685	86%
Softgoods	224,143	12%	204,371	12%	205,680	14%
Total net sales	$1,820,586	100%	$1,670,410	100%	$1,443,365	100%
All merchandising decisions, including merchandise mix, pricing, promotions, and markdowns, are made at the Company’s Customer Central corporate headquarters (“Customer Central”) for Finish Line and shops within department stores and at Running Specialty’s corporate office (“Running Specialty corporate”) for Running Specialty. The merchandising management at Customer Central and Running Specialty corporate, along with store/shop sales managers and district sales managers, review the merchandise mix to adapt to trends in the marketplace.
Technology
The Company continues to update its digital sites to enhance their quality and functionality. The Company has committed capital and other resources specifically for its growing digital channel, which includes design and content upgrades, mobile and tablet applications, expanded presence on social media, and platform enhancements. Finishline.com, boulderrunningcompany.com, and related mobile sites are collectively the Company’s most visited store/shop with approximately 416,000 visitors per day.
To support the omnichannel commitment as a customer-centric organization, the Company also continuously evaluates and implements improvements to technological platforms, which affect stores/shops, merchandising, planning, allocation, warehouse management, order management, and customer relationship management. These improvements allow the Company to more effectively engage the customer, remain flexible and scalable to support growth, provide integrated service, and have information for real-time decision making.
Within our brick and mortar stores, we fully upgraded our POS software and hardware during fiscal 2013, including the addition of hand-held scanners, allowing our customer service associates to check customers out anywhere in the store via credit or debit card. During fiscal 2014 and 2015, the Company made additional POS and hand-held scanner software upgrades to increase their functionality and further enhance the customer experience. In fiscal 2015, the Company also launched a new mobile app and made enhancements to its mobile web experience - all of which continue to be critical to winning with the customer. In fiscal 2016, the Company is planning to replace its existing warehouse order management software, which will allow the Company to deliver its products more quickly to its stores/shops and customers, further enhancing its customer experience in store and online.

The Company is focused on creating an omnichannel customer experience which will deliver a consistent, seamless brand experience for customers at all touch points – stores, shops within department stores, web, mobile, social media, phone, email, and direct mail.
Marketing
Finish Line attempts to reach its target audience by using a multifaceted approach to marketing on national, regional, and local levels. Finish Line utilizes its store windows, direct mail, e-mail, viral media, search engine optimization, key word searches, and online ads in its marketing efforts. In addition to the methods noted for Finish Line, Running Specialty also markets through participating in expositions throughout the year at different running events, as well as through local race events. Shops within department stores collaborate with Macy’s on specific marketing approaches, which are generally similar to the marketing approaches utilized by Finish Line.
The Company benefits from advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees, and other programs. The Company’s total advertising expense was 1.9% of net sales after deducting co-op reimbursements in both fiscal 2015 and 2014. These percentages fluctuate substantially during the different consumer buying seasons. The Company believes that it benefits from the multi-million dollar advertising campaigns of its key suppliers, such as Nike, adidas, Under Armour, and Reebok.
Finish Line has a customer loyalty program called “Winners Circle.” Customers earn a $20 reward certificate for every $200 they spend at Finish Line within a 12 month period, in addition to receiving special member offers on footwear and softgoods. Finish Line maintains a Winners Circle database with information that it uses to communicate with members regarding key initiatives, product offerings, and promotions. Finish Line continues to put an emphasis on growing the membership base of the Winners Circle program, which increased 11% in fiscal 2015 to 10.0 million active members as of year-end, and improving the marketing effectiveness of the Winners Circle program to strengthen Finish Line’s relationship with its most loyal customers in order to drive sales.
Merchandising and Distribution
In addition to merchandise procurement for both footwear and softgoods, the merchandising department for the Company is also responsible for determining initial pricing and working with the planning and allocation department to establish appropriate stock levels and product mix. Additionally, the merchandising department is responsible for communicating with store/shop and digital operations to monitor shifts in customer tastes and market trends.
The planning and allocation department is responsible for merchandise allocation, inventory movements, and the automated replenishment system. The department acts as the central processing intermediary between the merchandising department, the distribution center, and stores/shops and also tracks the effectiveness of each marketing effort to allow the merchandising and marketing departments to determine the relative success of each promotional program. In addition, the department also manages the implementation of price changes, creation of vendor purchase orders, and determination of inventory levels for each store/shop.
The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 75 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 73% and 70% of total purchases in fiscal 2015 and 2014, respectively. The Company purchased approximately 87% and 88% of its total merchandise in fiscal 2015 and 2014, respectively, from its five largest suppliers. The Company and its vendors use EDI technology to streamline purchasing and distribution operations.
Nearly all of the Company’s merchandise is shipped directly from suppliers to the Company’s distribution center in Indianapolis, IN, where the Company processes and ships the merchandise by contract and common carriers to its stores/shops or directly to customers. Each day shipments are made to approximately one-third of the Company’s stores/shops. In any three-week period, each store/shop will receive approximately five shipments. A shipment is normally received by the store/shop one to four days from the date that the order is filled depending on the store/shop’s distance from the distribution center.
Store Operations
The Company’s corporate and regional senior management visit the stores/shops regularly to review and receive feedback from the stores/shops related to the implementation of the Company’s customer service model, plans, and policies, to monitor operations, and to review inventories and the presentation of merchandise. Accounting and general financial functions for the stores/shops are conducted at Customer Central for Finish Line and shops within department stores and Running Specialty corporate for Running Specialty. Each store/shop has a sales manager, co-sales managers, or team lead that is responsible for supervision and overall operations, one or more assistant sales managers, and additional full and part-time sales associates.
Regional, district, and store sales managers receive a fixed salary (except store managers in California) and are eligible for bonuses, based primarily on sales, payroll, inventory shrink, and other performance goals of the stores/shops for which they are responsible. All store sales managers in California, team leads, assistant store sales managers, and sales associates are paid on an hourly basis. The Company utilizes a national commission program for its stores/shops to motivate employees to provide outstanding customer service and drive sales.
Competition
The athletic shoes, apparel, and accessories business is highly competitive. Many of the products the Company sells are also sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores, mass merchandisers, and e-tailers. Some of the Company’s primary competitors are large national chains that have substantially greater financial and other resources than the Company. Among the Company’s competition are stores along with e-commerce sites that are owned by major suppliers to the Company. To a lesser extent, the Company competes with local sporting goods and athletic specialty stores. The majority of brick and mortar stores and shops within department stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases that the Company enters into do not restrict the opening of stores by competitors.
The Company seeks to differentiate itself from its competition by operating more attractive, well-stocked stores/shops in high retail traffic areas, with competitive prices and knowledgeable and courteous customer service. The Company keeps its prices competitive with athletic specialty and sporting goods stores in each trade area, including competitors that are not necessarily located inside the mall. The Company believes it accomplishes this by effectively assorting its stores/shops with the most relevant premium brands and products in the market.
Seasonal Business
The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the back-to-school (mid July through early September) and holiday (Thanksgiving through Christmas) seasons. During fiscal 2015 and 2014, these seasons collectively accounted for approximately 31% and 30%, respectively, of the Company’s annual sales.
Employees
As of February 28, 2015, the Company employed approximately 12,300 persons, 4,300 of whom were full-time and 8,000 of whom were part-time. Of this total, approximately 1,100 were employed at Customer Central, the Company’s distribution center, and Running Specialty corporate and approximately 90 were employed as regional vice presidents and district sales managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union, and employee relations are good.
Retirement Plan
The Company’s Profit Sharing Plan includes a 401(k) feature. Effective January 1, 2012, the Company amended its Profit Sharing Plan whereby the Company matches 100 percent of employee contributions to the 401(k) plan on the first three percent of employee’s wages and matches an additional 50 percent of employee contributions to the 401(k) plan up to an additional two percent of their wages. Prior to this amendment, the Company matched 50 percent of employee contributions to the 401(k) plan up to six percent of employee wages.
Intellectual Property
The Company has registered, in the United States and other countries, trademarks, service marks, and domain names relating to its business. The Company believes its registrations are valid. It intends to be vigilant with regard to infringing or diluting uses by other parties, and to enforce vigorously its rights in its trademarks, service marks, and domain names.
Available Information
The Company’s Internet address is www.finishline.com. The Company makes available free of charge through its website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Company’s Code of Ethics and other corporate governance documents are available on its Investor Relations page under “Corporate Governance.”

Item 1A. Risk Factors
Forward-Looking Statements
Forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K, involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate, or imply future results, performance, or advancements and by forward-looking words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “future,” “forecast,” “outlook,” “foresee,” “predict,” “potential,” “plan,” “project,” “goal,” “will,” “will be,” “continue,” “lead to,” “expand,” “grow,” “confidence,” “could,” “should,” “may,” “might,” or any variations of such words or other words or phrases with similar meanings. Forward-looking statements address or describe, among other things, expectations, growth strategies, including plans to open and close stores/shops, projections of future profitability, results of operations, capital expenditures, financial condition, or other “forward-looking” information and may include statements about net sales, product margin, occupancy costs, selling, general, and administrative expenses, operating margins, liquidity, operations, and/or inventory. All of these forward-looking statements are subject to risks, management assumptions, and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
Current, recent past, and future economic and financial conditions have caused and may continue to cause a decline in consumer spending and may adversely affect the Company’s business, operations, liquidity, financial results, and stock price.
The Company’s operating results are affected by the relative condition of the U.S. economy. Business and financial performance may be adversely affected by current, recent past, and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, increased unemployment levels, higher energy and fuel costs, rising interest rates, financial market volatility, and recession. Additionally, the Company may experience difficulties in operating and growing its operations to react to economic pressures in the U.S.
As a business that depends on consumer discretionary spending, the Company’s customers may reduce their spending and purchases due to job losses or fear of job losses, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices, increased taxes, and/or lower consumer confidence. Decreases in comparable store net sales, customer traffic, or average dollar per transaction negatively affect the Company’s financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on the Company’s business and results. Promotional activities, product liquidation, and decreased demand for consumer products could affect profitability and margins. Customer traffic is difficult to forecast and mitigate. As a consequence, sales, operating, and financial results for a particular period are difficult to predict, and, therefore, it is difficult to forecast expected results for future periods. Any of the foregoing factors could have a material adverse effect on the Company’s business, results of operations, and financial condition and could adversely affect the Company’s stock price.
Additionally, many of the effects and consequences of U.S. and global financial and economic conditions could potentially have a material adverse effect on the Company’s liquidity and capital resources, including the ability to raise additional capital, if needed, or the ability of banks to honor draws on the Company’s credit facility, or could otherwise negatively affect the Company’s business and financial results. Although the Company normally generates funds from operations to pay operating expenses and fund capital expenditures and has a revolving credit agreement in place until November 30, 2017 (but does not have any borrowings under it other than amounts used for stand-by letters of credit as of February 28, 2015), the ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including capital and credit markets. Continuing market volatility, the impact of government intervention in financial markets, and general economic conditions may adversely affect the ability of the Company to access capital and credit markets.
Global economic conditions may also adversely affect our vendors’ access to capital and liquidity with which to maintain their inventory, production levels, and product quality and to operate their businesses, all of which could adversely affect the Company’s supply chain. Furthermore, our vendors might reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures, and product promotions. Market instability could make it more difficult for the Company and its vendors to accurately forecast future product demand trends, which could cause the Company to carry too much or too little merchandise in various product categories. Current, recent past, and future financial and economic conditions may also adversely affect landlords and real estate developers of retail space, which may limit the availability of attractive leased store locations. Current, recent past, and future conditions may also adversely affect the Company’s product liquidation efforts.
The Company’s business faces a great deal of competitive pressure.
The athletic shoes, apparel, and accessories business is highly competitive. The Company competes for customers, customer service professionals, locations, merchandise, services, and other important aspects of its business with many other local, regional, national, and branded vendor operated retailers. Those competitors, some of whom have a greater market presence than the Company, include traditional brick and mortar store-based retailers, Internet and digital businesses, and other forms of retail commerce. A factor in the Company’s success is its ability to differentiate itself from its competitors. Unanticipated changes in the pricing and other practices of those competitors may adversely affect the Company’s performance. The Company cannot guarantee that it will be able to compete successfully against current and/or future companies within its industry and market space.
The Company may experience fluctuations in results of operations due to seasonality of the business.
The Company’s business is subject to seasonal influences, with a major portion of sales and income historically realized during the second and fourth quarters of the fiscal year, which include the back-to-school and holiday seasons, respectively. This seasonality causes operating results to vary considerably from quarter to quarter and could materially and adversely affect the Company’s results and stock price. In addition, comparable store sales are subject to significant fluctuation, on a monthly, quarterly, and annual basis, and we anticipate this fluctuation to continue in the future.
The Company’s business is dependent on consumer preferences and fashion trends and successful management of inventory.
The athletic footwear and softgoods industry is subject to changing fashion trends and customer preferences. The Company cannot guarantee that its merchandise selection will accurately reflect customer preferences when it is offered for sale or that the Company will be able to identify and respond quickly to fashion trends and changes, particularly given the long lead times for ordering much of the Company’s merchandise from vendors. For example, merchandise is generally ordered six to nine months prior to delivery to stores/shops. Sufficient inventory levels must be maintained for the Company to operate its business successfully. However, the Company must guard against accumulating excess or irrelevant inventory. If the Company fails to accurately anticipate either the market for merchandise or customers’ purchasing habits, the Company may be forced to rely on markdowns, promotional sales, or product liquidation to dispose of excess, irrelevant, and/or slow moving inventory, which may adversely affect performance and results.
The Company’s business may be adversely affected by changes in merchandise sourcing.
All of the Company’s vendors must comply with applicable laws and required standards of conduct. The ability to find qualified vendors and access products in a timely and efficient manner can be a challenge, especially with respect to goods sourced outside the United States. Political or financial instability, vendor employment relations, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, and other factors relating to foreign trade, and the ability to access suitable merchandise on acceptable terms, are beyond the Company’s control and could adversely impact performance and results.
Changes in relationships with any of the Company’s key vendors may have an adverse impact on future results.
The Company’s business is dependent, to a significant degree, upon the ability to purchase premium brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising, and markdown allowances from vendors. The Company purchased approximately 87% of its merchandise in fiscal 2015 from its top five vendors and expects to continue to obtain a significant percentage of its product from these vendors in future periods. Approximately 73% of merchandise was purchased from one vendor (Nike). The inability to obtain merchandise in a timely manner from major vendors (particularly Nike) as a result of business decisions by vendors or disruptions in the global transportation network such as a port strike, weather conditions, work stoppages, or other labor unrest could have a material adverse effect on the business, financial condition, and results of operations of the Company. Because of the strong dependence on Nike, any adverse development in Nike’s distribution strategy, financial condition, or results of operations or the inability of Nike to develop and manufacture products that appeal to the Company’s target customers could also have an adverse effect on the business, financial condition, and results of operations of the Company.

The Company’s operations are dependent primarily on a single distribution center, and the loss of, or disruption in, the distribution center and other factors affecting the distribution of merchandise could have a material adverse effect on the Company’s business and operations.
The distribution functions for the Company are primarily handled from a single facility in Indianapolis, Indiana. Any significant interruption in the operation of the distribution center due to natural disasters, accidents, system failures, or other unforeseen causes could delay or impair the ability to distribute merchandise to stores/shops and/or fulfill orders originating from any of its commerce sites, which could cause sales to decline.
The Company depends upon third-party carriers for shipment of a significant amount of merchandise to both its stores/shops and directly to its consumers. An interruption in service by these third-party carriers for any reason could cause temporary disruptions in business, a loss of sales and profits, and other material adverse effects.
Freight costs are impacted by changes in fuel prices through surcharges, among other factors. Fuel prices and surcharges affect freight costs both on inbound freight from vendors to the distribution center as well as outbound freight from the distribution center to stores/shops, vendor returns and third party liquidators, and shipments of product to customers. Increases in fuel prices and surcharges and other factors may increase freight costs.
The Company may need to record significant non-cash impairment charges if its long-lived assets, including goodwill, become impaired.
The Company reviews its property and equipment when events indicate that the carrying value of such assets may be impaired. If an impairment trigger is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate.
Goodwill is reviewed for impairment annually, at a minimum. Fair value of a reporting unit with goodwill is determined based on a combination of a discounted cash flow approach and market-based approach, which is compared to the reporting unit’s carrying value and provisions for impairment are recorded as appropriate.
Impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value. Estimates of future operating cash flows are identified from strategic long-range plans, which are based upon experience, knowledge, and expectations; however, these estimates can be affected by such factors as future operating results, future store/shop profitability, and future economic conditions, all of which can be difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets, including goodwill, and could result in future impairment charges, which would adversely affect our results of operations.
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
The Company’s ability to succeed in its strategic plan and growth initiatives could require significant capital investment and management attention, which may result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, ramp up time, product differentiation, challenges to economies of scale in merchandise sourcing, and/or the ability to attract and retain qualified management and other personnel. There can be no assurance that the Company will be able to develop and successfully implement its strategic plan and growth initiatives to a point where they will become profitable or generate positive cash flow. If the Company cannot successfully execute its strategic plan and growth initiatives, the Company’s financial condition and results of operations may be adversely impacted.

Changes in labor conditions, as well as the Company’s inability to attract and retain the talent required for the business, may negatively affect operating results.
Future performance will depend upon the Company’s ability to attract, retain, and motivate qualified employees, including store personnel, field management, senior management, and other key personnel. Many sales associates are in entry level or part-time positions with historically high rates of turnover. The ability to meet the Company’s labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, health care and minimum wage legislation, and changing demographics. If the Company is unable to attract and retain quality sales associates, management, and other key personnel the ability to meet growth goals or to sustain expected levels of profitability may be compromised. In addition, a large number of the Company’s retail employees are paid the prevailing minimum wage, which if increased would negatively affect profitability and could, if the increase were material, require the Company to adjust its business strategy, which may include the closure of less profitable and/or under-performing stores. Although none of the Company’s employees are currently covered under collective bargaining agreements, the Company cannot guarantee that employees will not elect to be represented by labor unions in the future. If some, or all, of the Company’s workforce were to become unionized and collective bargaining agreement terms were significantly different from the Company’s current compensation arrangements or work practices, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.
Because the Company’s stock price may be volatile, it could experience substantial declines.
The market price of the Company’s common stock has historically experienced and may continue to experience volatility. The Company’s quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting the Company, its key vendors, or competitors, could cause the market price of the Company’s common stock to fluctuate substantially. While in recent years, the U.S. broader stock market has experienced sustained price increases, significant stock price and volume fluctuations may return depending on national and international macroeconomic factors, changes in monetary policy, or other factors. As we have seen in the recent past, this volatility would likely affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of the Company’s common stock.
The Company cannot provide any guaranty of future dividend payments or that it will continue to repurchase stock pursuant to its stock repurchase program.
The Company’s Board of Directors determines if it is in the best interest of the Company to pay a dividend to its shareholders and the amount of any dividend, and declares all dividend payments. There is no assurance that the Board of Directors will continue to declare dividends in the future or that the Company’s results of operations and financial condition will allow for a dividend to be declared. The Company’s current repurchase program, as amended, authorizes the purchase of an additional 5 million shares through December 31, 2018 (this, in addition to 1.2 million shares remaining available to repurchase under a previously authorized program). However, the Company is not obligated to make any purchases under the repurchase program and the program may be discontinued at any time.
A security breach of the Company’s information technology systems could damage the Company’s reputation and have an adverse effect on operations and results.
The Company accepts electronic payment cards from customers. The Company also receives and maintains certain personal information about customers and employees. A number of retailers have experienced security breaches in which credit and debit card and other sensitive information has been stolen or compromised. While the Company has taken significant steps to prevent the occurrence of security breaches in this respect, the Company may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the theft or compromise of credit or debit card or other information, and may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Any such proceeding could be a distraction to the Company and cause significant unplanned losses and expenses. If the Company’s security and information systems are compromised, if computer and mobile telephone equipment is lost or stolen, or if employees fail to comply with the applicable laws and regulations and electronic payment card or personal information is obtained by unauthorized persons or used inappropriately or illegally, it could adversely affect the Company’s reputation, as well as results of operations, and could result in litigation, the imposition of penalties, or significant expenditures to remediate any damage to persons whose credit card, debit card, or personal information has been compromised. The Company is continuously working to install new, and upgrade its existing, information technology systems and provide employee awareness training around phishing and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. However, there is no guarantee that the Company will not be affected by cyber risks or security breaches.

A major failure of technology and information systems could adversely affect the Company’s business.
The efficient operation of the Company’s business is dependent on technology and information systems. In particular, the Company relies on information systems to effectively manage sales, distribution, supply chain, merchandise planning, and allocation functions. The Company possesses offsite recovery capabilities for its information systems. However, the failure of technology and information systems to perform as designed could disrupt the Company’s business and adversely affect sales and profitability. There is the risk that the Company could experience problems with its information systems due to system implementation issues, which include the replacement of the Company’s supply chain management, warehouse management, and merchandising systems now and over the next few years, system outages or failures, viruses, hackers, or other causes.
Various risks associated with digital sales may adversely affect the Company’s business.
The Company sells merchandise digitally over the Internet through www.finishline.com, www.boulderrunningcompany.com, and www.macys.com, as well as through mobile commerce at m.finishline.com. The digital operations are subject to numerous risks, including but not limited to, unanticipated operating problems, reliance on third party computer hardware, software, and service providers, system failures, and the need to invest in additional computer systems. The digital operations also involve other risks that could have an impact on the Company’s results of operations, including hiring, retention and training of personnel to conduct the digital operations, diversion of sales from the stores/shops, rapid technological changes, liability for online content, credit card fraud, and risks related to the failure of the computer systems that operate the various websites and related support systems, such as computer viruses, telecommunication failures, break-ins, security breaches, and similar disruptions. There can be no assurance that the digital operations will continue to achieve sales and profitability growth or remain at their current or any anticipated levels.
The Company’s business may be adversely affected by regulatory and litigation developments.
Various aspects of the Company’s operations are subject to federal, state, or local laws, rules, and regulations, any of which may change from time to time. Sales and results of operations may be adversely affected by new legal requirements, including but not limited to, comprehensive federal health care legislation enacted in 2010, and attendant regulations. For example, new legislation or regulations may result in increased costs directly for compliance or indirectly to the extent that such requirements increase prices of goods and services because of increased compliance costs. Additionally, the Company is regularly involved in various litigation matters that arise in the ordinary course of doing business. Litigation or regulatory developments could adversely affect the business operations and financial performance of the Company.
Anti-takeover provisions under the Indiana Business Corporation Law and the Company’s Restated Articles of Incorporation and Bylaws may render more difficult the accomplishment of mergers or the assumption of control by a principal shareholder, making more difficult the removal of management.
Certain provisions of the Indiana Business Corporation Law (the “IBCL”), specifically the provision in Section 23-1-35-1, the control share acquisitions provisions in Sections 23-1-42-1 to 23-1-42-11, and the business combination provisions in Sections 23-1-43-1 to 23-1-43-24, and certain provisions of the Company’s Restated Articles of Incorporation and Bylaws, specifically the provisions regarding preferred stock, the provisions requiring a supermajority vote for certain business combinations, and for certain amendments to the Restated Articles of Incorporation, the provisions requiring approval of certain transactions by the continuing directors, the provisions for a staggered board, and the provisions limiting removal of directors to removal for cause, may have the effect of discouraging an unsolicited attempt by another person or entity to acquire control of the Company. These provisions may make mergers, tender offers, the removal of directors or management, and certain other transactions more difficult or more costly and could discourage or limit shareholder participation in such types of transactions, whether or not such transactions are favored by the majority of the Company’s shareholders. Such provisions also could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with the Company. Any of these factors could reduce the price of the Company’s common stock.
The Company’s shops within department stores operations are reliant on Macy’s.
The Company’s shops within department stores use selling space within Macy’s. These shops within department stores are dependent on the Macy’s point of sale and other technological platforms, including those related to www.macys.com. In addition, the Macy’s management team, corporate strategy, and marketing and advertising campaigns have an effect on the success of the Company’s shops within department stores. The Company has limited influence over these factors, so a strategic shift in any of these factors or a significant disruption in Macy’s business could result in a deterioration in the operations of the Company’s shops within department stores.

Additionally, the Company needs to obtain and retain shops within department stores in desirable locations. The Company cannot be certain that desirable locations will continue to be available because of the dependence upon Macy’s in negotiating the shop locations. Any significant erosion of the relationship with Macy’s or its financial condition could negatively affect our ability to obtain and retain shop locations.
The effects of natural disasters, terrorism, acts of war, and public health issues may adversely affect our business.
Natural disasters, including earthquakes, hurricanes, floods, and tornadoes, may affect the operations of our stores/shops and distribution center. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from suppliers for sale to our customers. Public health issues, such as the flu, viruses for which there is currently no known cure, or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt, or have an adverse effect on, our suppliers’ operations, our operations, our customers, or customer demand. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. Any significant declines in public safety or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.
Health care reform could adversely affect our business.
In 2010, Congress enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Due to the breadth and complexity of the health care reform legislation and the large number of eligible employees who currently choose not to participate in our plans, it is difficult to predict the overall effect of the statute and related regulations on our business over the coming years. Due to the health care law changes, some eligible employees who had historically not chosen to participate in our health care plans have found it more advantageous to participate in our plans effective January 1, 2015. Such changes include tax penalties to persons for not obtaining health care coverage and being ineligible for certain health care subsidies if an employee is eligible for health care coverage under an employer’s plan. If a larger number of eligible employees, who currently choose not to participate in our plans, choose to enroll over the next few years, it may significantly increase our health care coverage costs and negatively affect our financial results.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Customer Central and the Company’s distribution center are located on 54 acres in Indianapolis, Indiana. The facility consists of 142,000 square feet of office space and 647,000 square feet of warehouse space. The facility, which is owned by the Company, was designed and constructed to the Company’s specifications and includes automated conveyor and storage rack systems, a high speed shipping sorter, and a tilt-tray sortation system. The Company also leases 12,501 square feet of corporate office space for the Company’s Digital team in Boulder, Colorado and 7,883 square feet of corporate office space for Running Specialty corporate in Denver, Colorado.
Store Locations
At April 3, 2015, the Company operated 1,105 stores/shops in 48 U.S. states, the District of Columbia, and Puerto Rico. The brick and mortar stores and shops within department stores are primarily located in enclosed shopping malls and the Running Specialty stores are primarily located on street front locations. The following table sets forth information concerning the Company’s stores/shops as of April 3, 2015:

State	Finish Line	Running Specialty	Branded shops within department stores	State	Finish Line	Running Specialty	Branded shops within department stores
Alabama	10		2	Nebraska	4
Arizona	12		9	Nevada	5		6
Arkansas	6			New Hampshire	4		2
California	41		92	New Jersey	13	7	18
Colorado	12	5	4	New Mexico	4		2
Connecticut	8	2	8	New York	25	9	28
Delaware			1	North Carolina	16	3	2
Florida	47		29	North Dakota	2
Georgia	19		11	Ohio	38	3	13
Hawaii			4	Oklahoma	6		1
Idaho	2		1	Oregon	1		7
Illinois	34		13	Pennsylvania	36		15
Indiana	24	5	6	Rhode Island	1	1	2
Iowa	8			South Carolina	11
Kansas	7	3	2	South Dakota	1
Kentucky	8	3	2	Tennessee	16		5
Louisiana	9		4	Texas	60	12	27
Maine	1		1	Utah		2
Maryland	18	1	12	Virginia	25	3	10
Massachusetts	14	6	10	Washington	10		19
Michigan	24	8	10	West Virginia	7
Minnesota	10		7	Wisconsin	12		2
Mississippi	7			Wyoming	1
Missouri	13	2	6	District of Columbia		1	1
Montana	1			Puerto Rico	1		1
				Totals	634	76	395

Finish Line and Running Specialty lease all of their stores. Initial lease terms for the Company’s leased stores are generally 10 years in duration without renewal options, although some of the stores are subject to leases for three to five years with one or more renewal options. The leases generally provide for a fixed minimum rental plus contingent rent, which is determined as a percentage of gross sales in excess of specified levels. Shops within department stores are operated under a license agreement based on a percentage of sales.
Item 3. Legal Proceedings
The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. The Company believes there are no pending legal proceedings in which the Company is currently involved which will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

Item 4.5. Directors and Executive Officers of the Registrant

Name	Age	Position	Officer or Director Since
Glenn S. Lyon(6)	64	Chairman and Chief Executive Officer	2001
Samuel M. Sato(6)	51	President and Director	2007
Edward W. Wilhelm	56	Executive Vice President, Chief Financial Officer	2009
Daniel S. Marous	47	Executive Vice President, Supply Chain and Information Technology	2013
Melissa A. Greenwell	48	Executive Vice President, Chief Human Resources Officer	2013
Imran Jooma(1)	43	Executive Vice President, Chief Omnichannel Officer	2015
Bill Kirkendall(2)(7)	61	Executive Vice President, President of Running Specialty Group	2001
Stephen Goldsmith(5)(6)(8)	68	Director	1999
William P. Carmichael(3)(9)	71	Director	2003
Catherine A. Langham(3)(4)(10)	56	Director	2006
Dolores A. Kunda(4)(5)(11)	59	Director	2008
Norman H. Gurwitz(3)(4)(12)	67	Director	2009
Richard P. Crystal(4)(6)(13)	70	Director	2009
Torrence Boone(5)(6)(14)	45	Director	2011
 _________________________

(1)
Mr. Jooma has served as Executive Vice President, Chief Omnichannel Officer of the Company since February 9, 2015. Prior to joining the Company, Mr. Jooma was Executive Vice President and President of Online, Marketing, Pricing, and Financial Services at Sears Holding Company and previously held key leadership positions at OfficeMax and Circuit City.

(2)
Mr. Kirkendall became an Executive Vice President of the Company and was named President of Running Specialty Group on April 25, 2014. Previously he had served as a member of the Board of Directors since 2001, resigning from that position on April 24, 2014. Prior to joining the Company, Mr. Kirkendall was a Managing Partner/President of Glen Oaks Country Club and Lead Advisor for the Board of Advisors of Golf Resources, Inc.

(3)	Member of the Audit Committee of the Board of Directors of the Company.

(4)	Member of the Compensation Committee of the Board of Directors of the Company.

(5)	Member of the Governance and Nominating Committee of the Board of Directors of the Company.

(6)	Member of the Strategy Committee of the Board of Directors of the Company.

(7)	Non-Director member of the Strategy Committee of the Board of Directors of the Company.

(8)
Mr. Goldsmith is currently a managing Director of the Huron Consulting Group, a provider of business consulting services, and the Daniel Paul Professor of Government and Director of the Innovations in American Government Program at Harvard’s Kennedy School of Government.

(9)
Mr. Carmichael currently serves as Chairman of the Board of Trustees of the Columbia Funds Series Trust, Columbia Funds Series Trust II, Columbia Funds Master Investment Trust, Columbia Funds Variable Insurance Trust I, and Columbia ETF Trust; Chairman of two closed-end funds, Columbia Seligman Premium Technology Growth Fund and Tri-Continental Corp.; and as a Board member and the Audit Committee Chair of International Textile Group, Inc.

(10)
Ms. Langham is the co-founder, President and Chief Executive Officer of Langham Logistics, Inc., a global freight management company specializing in expedited transportation, warehousing, and distribution.

(11)
Ms. Kunda is the founder and former President and Chief Executive Officer of Lapiz, one of the largest Hispanic advertising agencies in the United States, and the former President of Leo Burnett Puerto Rico. She currently serves as Executive Director of the Latino Corporate Directors Association.

(12)
Mr. Gurwitz is a former advisor to and Vice President, Corporate Counsel and Director of Human Resources of Emmis Communications Corporation, an owner and operator of radio stations and magazines throughout the United States.

(13)	Mr. Crystal is the former Chairman and Chief Executive Officer of women’s clothing retailer New York & Company.

(14)	Mr. Boone is Managing Director of Agency Business Development for Google.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the Nasdaq Global Select Market under the ticker symbol FINL.
The following table sets forth, for the periods indicated, the intra-day high and low sales prices of the Company’s common stock as reported by the Nasdaq Stock Market.

	Fiscal 2015		Fiscal 2014
Quarter Ended	High	Low	High	Low
May	$30.15	$25.38	$22.33	$17.75
August	30.53	26.16	22.85	20.47
November	31.90	24.15	27.31	21.37
February	29.02	22.40	28.86	22.99
As of April 3, 2015, there were approximately 1,877 record holders of the Company’s common stock. The number of common stock record holders excludes the beneficial owners of shares held in “street” name or held through participants in depositories.
On January 15, 2015, the Company’s Board of Directors increased its quarterly cash dividend by 13% to $0.09 per share of common stock. The Company declared dividends of $15.7 million and $14.2 million during fiscal 2015 and 2014, respectively. As of February 28, 2015 and March 1, 2014, dividends declared but not paid of $4.2 million and $3.9 million, respectively, were accrued in other liabilities and accrued expenses on the Company’s consolidated balance sheets. The Company expects to continue to pay dividends on a quarterly basis and review for increases annually; however, further declarations of dividends remain at the discretion of the Company’s Board of Directors.
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program (the “2011 Share Repurchase Program”) to repurchase up to 5,000,000 shares of the Company’s common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the 2011 Share Repurchase Program (the “2013 Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2017.
The Company purchased 2,700,000 shares at an average price of $25.20 per share for an aggregate amount of $68.1 million in fiscal 2015. As of February 28, 2015, there were 1,205,000 shares remaining available to repurchase under the 2013 Amended Program.
On March 26, 2015, the Company’s Board of Directors amended the 2013 Amended Program (the “2015 Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2018. As a result, as of March 26, 2015, there were 6,205,000 shares in the aggregate remaining available for repurchase under the 2013 and 2015 Amended Programs.
As of February 28, 2015, the Company held 13,706,000 shares of its common stock as treasury shares at an average price of $19.84 per share for an aggregate amount of $271.9 million. The treasury shares may be issued upon the exercise of employee stock options, issuance of shares under the Employee Stock Purchase Plan, issuance of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

Details on the shares repurchased under the 2013 Amended Program during the thirteen weeks ended February 28, 2015 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
November 30, 2014 – January 3, 2015	525,000	$23.70	525,000	1,346,169
January 4, 2015 – January 31, 2015	141,666	24.15	141,666	1,204,503
February 1, 2015 – February 28, 2015	—	—	—	1,204,503
	666,666	$23.79	666,666
____________________

(1)	The average price paid per share includes any brokerage commissions.

Item 6. Selected Financial Data

	Year Ended
	February 28,	March 1,	March 2,	March 3,	February 26,
	2015	2014	2013	2012	2011
	(in thousands, except per share and store/shop data)
Statement of Operations Data(1):
Net sales	$1,820,586	$1,670,410	$1,443,365	$1,369,259	$1,229,002
Cost of sales (including occupancy costs)(8)	1,236,783	1,122,967	958,921	889,130	815,073
Gross profit	583,803	547,443	484,444	480,129	413,929
Selling, general, and administrative expenses(8)	459,455	424,571	365,883	343,629	302,718
Impairment charges and store closing costs	3,918	2,767	6,264	2,165	1,578
Operating income	120,430	120,105	112,297	134,335	109,633
Interest (expense) income, net	(15)	37	198	447	508
Gain on sale of investment	—	2,076	—	—	—
Income from continuing operations before income taxes	120,415	122,218	112,495	134,782	110,141
Income tax expense(2)	40,673	47,166	43,314	49,978	41,277
Income from continuing operations	79,742	75,052	69,181	84,804	68,864
Loss from discontinued operations, net of income tax benefit	—	—	—	—	(30)
Net loss attributable to redeemable noncontrolling interest	2,251	1,851	2,292	—	—
Net income attributable to The Finish Line, Inc.	$81,993	$76,903	$71,473	$84,804	$68,834
Earnings Per Share Data(1):
Basic earnings from continuing operations	$1.71	$1.57	$1.42	$1.62	$1.28
Diluted earnings from continuing operations	$1.70	$1.56	$1.40	$1.59	$1.26
Dividends declared per share	$0.33	$0.29	$0.25	$0.21	$0.17
Share Data:
Basic weighted-average shares	47,268	48,286	49,824	52,020	52,979
Diluted weighted-average shares(3)	47,658	48,701	50,491	52,818	53,775
Selected Store Operating Data:
Number of stores/shops
Acquired during year	20	15	6	18	—
Opened during year	226	212	34	5	11
Closed during year	(21)	(24)	(21)	(31)	(13)
Open at end of year	1,103	878	675	656	664
Total square feet(4)	4,138,117	3,893,480	3,594,806	3,498,090	3,564,277
Average square feet per store/shop(4)	3,752	4,434	5,326	5,332	5,368
Net sales per square foot for brick and mortar comparable stores(5)(6)	$368	$366	$353	$339	$317
Increase in Finish Line comparable store sales(6)(7)	3.2%	4.2%	5.8%	9.2%	6.3%
Balance Sheet Data:
Working capital	$333,160	$373,293	$357,657	$414,065	$383,264
Total assets	$849,855	$824,945	$706,422	$711,496	$664,845
Total debt	$—	$—	$—	$—	$—
Shareholders’ equity	$589,644	$582,184	$524,863	$529,537	$490,245
____________________

(1)	Fiscal 2012 includes 53 weeks versus 52 weeks in all other years presented.

(2)	Fiscal 2015 includes a $4.3 million income tax benefit for a worthless stock deduction with respect to the Company’s wholly-owned subsidiary, the Finish Line Man Alive, Inc.

(3)	Consists of weighted-average common and common equivalent shares outstanding for the year.

(4)	Computed as of the end of each fiscal year.

(5)
Calculation includes all brick and mortar stores that are open as of the end of each fiscal year and that have been open more than one year. Accordingly, stores opened, closed, or expanded during the year are not included. Temporarily closed stores are excluded during the months that the store is closed. Calculation excludes digital sales. Calculated excluding sales for the 53rd week in fiscal 2012.

(6)	Running Specialty stores and shops within department stores are not included in this calculation.

(7)
Calculation includes all brick and mortar stores that are open as of the end of each fiscal year and that have been open more than one year. Accordingly, stores opened, closed, or expanded during the year are not included. Temporarily closed stores are excluded during the months that the store is closed. Calculation includes digital sales. Calculated excluding sales for the 53rd week in fiscal 2012.

(8)
Fiscal 2014 cost of sales includes $5.8 million in start-up costs related to inventory reserves established for inventory purchased from Macy’s. Fiscal 2014 selling, general, and administrative expenses includes $2.2 million in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
During fiscal 2015, the key highlights of the Company included record revenues, significant digital sales growth, and the success of growth initiatives, which included the completion of the scheduled rollout of branded shops in 395 Macy’s department stores. The Company remained committed to its strategic plan to put capital investments into our people, technology, and stores/shops. Additionally, the Company continued to provide returns to our shareholders through dividends and stock repurchases totaling over $83.5 million during fiscal 2015. An overview of the detailed results is discussed below:

•	Net sales increased 9.0% to $1,820.6 million in fiscal 2015 compared to $1,670.4 million in fiscal 2014.

•	Finish Line comparable store sales for fiscal 2015 increased 3.2%.

•	Finish Line’s digital comparable sales (which are included in Finish Line comparable store sales) increased 22.6%.

•	Net sales per square foot for brick and mortar comparable stores increased by $2 to $368.

•	Net sales associated with shops within department stores increased $87.1 million to $206.5 million.

•	Running Specialty net sales increased $19.7 million to $69.9 million.

•	Gross profit was $583.8 million (32.1% of net sales) in fiscal 2015 compared to $547.4 million (32.8% of net sales) in fiscal 2014.

•	0.5% decrease in product margin (including start-up costs), net of shrink, as a percentage of net sales.

•	0.2% increase in occupancy costs, as a percentage of net sales.

•	SG&A expenses were $459.5 million (25.3% of net sales) in fiscal 2015 compared to $424.6 million (25.4% of net sales) in fiscal 2014.

•
During fiscal 2015, the Company made capital investments to support the Company’s technology upgrades, digital enhancements, omnichannel strategy, and to support the growth in shops within department stores and Running Specialty, along with the increases in variable costs to support the 9.0% increase in consolidated net sales; however, the Company was still able to leverage SG&A expenses as a percentage of net sales by 0.1%.

•	Operating income was $120.4 million (6.6% of net sales) in fiscal 2015 compared to $120.1 million (7.2% of net sales) in fiscal 2014.

•	$0.3 million increase, or 0.3%, driven by increased net sales.

•
$3.9 million in impairment charges related to one of the Company’s websites, the long-lived assets of four underperforming stores, obsolete store fixtures, and the write-off of fixtures and equipment related to the 21 stores/shops closed during fiscal 2015 compared to $2.8 million in impairment charges related to obsolete store technology assets and fixtures and the write-off of fixtures and equipment related to the 24 stores/shops closed during fiscal 2014.

•	Net income attributable to The Finish Line, Inc. was $82.0 million (4.5% of net sales) in fiscal 2015 compared to $76.9 million (4.6% of net sales) in fiscal 2014.

•	$5.1 million increase, or 6.6%.

•	Diluted earnings per share attributable to The Finish Line, Inc. shareholders increased 9.0% to $1.70 in fiscal 2015 compared to $1.56 in fiscal 2014.

•	Cash and cash equivalents were $149.6 million on February 28, 2015 with no interest bearing debt.

•	Generated cash from operations of $101.8 million in fiscal 2015.

•	Cash outlay for capital expenditures was $88.1 million, with an additional $13.5 million within accounts payable as of February 28, 2015.

•	Paid $15.4 million of dividends to shareholders in fiscal 2015.

•	Repurchased 2.7 million shares of common stock totaling $68.1 million during fiscal 2015.

•	Opened 10 new and closed 18 brick and mortar stores during fiscal 2015, ending the year with 637 brick and mortar stores.

•	Opened new branded shops in 213 department stores and closed branded shops in 3 department stores during fiscal 2015, ending the year with branded shops in 395 department stores.

•	Acquired 20 Running Specialty stores and opened 3 new stores during fiscal 2015, ending the year with 71 Running Specialty stores.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to the valuation of inventories, the potential impairment of property, equipment, and goodwill, and income taxes. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
Valuation of Inventories. Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method. The Company’s valuation of merchandise inventory includes markdown adjustments for merchandise that will be sold below cost and the impact of inventory shrink. Markdowns are based upon historical information and assumptions about future demand and market conditions. Inventory shrink is based on historical information and assumptions about current inventory shrink trends. Vendor rebates are applied as a reduction to the cost of merchandise inventories. It is possible that changes to the markdowns and inventory shrink estimates could be required in future periods due to changes in market conditions.
Valuation of Property and Equipment. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment recognized is measured by comparing projected discounted cash flows to the asset’s carrying value. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.
Valuation of Goodwill. As a result of various acquisitions made by Running Specialty, the Company had a goodwill balance of $34.7 million and $25.6 million as of February 28, 2015 and March 1, 2014, respectively, on its consolidated balance sheets.
The Company accounts for goodwill in accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill not be amortized, but reviewed for impairment if impairment indicators arise and, at a minimum, annually.
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
The determination of the discounted cash flows of the reporting unit and assets and liabilities within the reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditure forecasts. The market approach requires judgment and uses one or more methods to compare the reporting unit with similar businesses, business ownership interests, or securities that have been sold. The Company has evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting unit, as well as the fair values of the corresponding assets and liabilities within the reporting unit, and concluded they are reasonable and are consistent with prior valuations; however, due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.
Our fourth quarter fiscal 2015 annual goodwill impairment analysis did not result in any impairment charges. The fair value of Running Specialty exceeded its carrying value; however, our analysis contemplates growth in both comparable store sales and digital sales based on economic and industry forecasts, and some planned organic growth and selling, general, and administrative expense leveraging in the future. While management believes these assumptions are reasonable and their use appropriate, actual results may not meet forecasted results. A greater than 8% decrease in forecasted discounted cash flows would result in a failure of step 1 for the Running Specialty reporting unit. The risk-adjusted discount rate used in the analysis is also a critical assumption, one in which a minor change can have a significant impact on the estimated fair value. A greater than 85 basis point increase in the risk-adjusted discount rate used in the Running Specialty analysis, holding other assumptions constant, would result in a failure of step 1 for the reporting unit. We will continue to monitor operating results within the Running Specialty reporting unit throughout the upcoming year in an effort to determine if events and circumstances warrant interim impairment testing. Otherwise, the reporting unit will again be subject to the required annual impairment test during the fourth quarter of fiscal 2016. Changes in judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and the discount rate, could decrease the estimated fair value of our reporting unit in the future and could result in an impairment of goodwill.
Operating Leases. The Company leases retail stores under non-cancelable operating leases, which generally have lease terms ranging from three to ten years. Most of these lease arrangements do not provide for renewal periods; however, management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases at other premises. The Company recognizes rent expense for minimum lease payments on a straight-line basis over the expected lease term, including rent holidays, rent escalation clauses, and/or cancelable option periods where failure to exercise such options would result in an economic penalty. In addition, the commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the leased space for build-out.
Certain leases provide for contingent rents and/or license fees, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in other liabilities and accrued expenses on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.
Income Taxes. The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. The deferred tax assets may be reduced by a valuation allowance, which is established when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In addition, management is required to evaluate all available evidence, including estimating future taxable income by taxing jurisdictions, the future reversal of temporary differences, tax planning strategies, and recent results of operations, when making its judgment to determine whether or not to record a valuation allowance for a portion, or all, of its deferred tax assets. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s consolidated statements of income in the period that includes the enactment date.

The Company calculates an annual effective income tax rate based on annual income, permanent differences between book and tax income, and statutory income tax rates. The Company adjusts the annual effective income tax rate as additional information on outcomes or events becomes available. The Company’s effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of new stores/shops or business ventures, the level of earnings or losses, the results of tax audits, the level of investment income, and other items.
The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating income tax positions. The first step requires the Company to conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by a tax authority. The second step applies if the Company has concluded that the tax position is more likely than not to be sustained upon examination and requires the Company to measure the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available. The Company includes its accrual for uncertain tax positions, including accrued penalties and interest, in other long-term liabilities on the consolidated balance sheets unless the liability is expected to be paid within one year. Changes to the accrual for uncertain tax positions, including accrued penalties and interest, are included in income tax expense on the consolidated statements of income.
Recent Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. The guidance is applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the potential impact of this standard on its financial position, results of operations, and cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements upon adoption.
Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

General
The following discussion and analysis should be read in conjunction with the information set forth under “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere herein.
The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in fiscal 2015, 2014, and 2013.
The Company is a premium retailer of athletic shoes, apparel, and accessories for men, women, and kids, throughout the United States, through multiple operating segments.
Brick and mortar comparable store sales are sales from stores open longer than one year, beginning in the thirteenth month of a store’s operation. Expanded stores are excluded from the brick and mortar comparable store sales calculation until the thirteenth month following the re-opening of the store and temporarily closed stores are excluded during the months that the store is closed.
Digital comparable sales are the change in sales year over year for the reporting period derived from finishline.com and m.finishline.com.
Finish Line comparable store sales is the aggregation of brick and mortar comparable store sales and digital comparable sales.
The following tables set forth store/shop and square feet information of the Company for each of the following fiscal years:

	Year Ended
Number of stores/shops	February 28, 2015	March 1, 2014
Finish Line:
Beginning of year	645	645
Opened	10	22
Closed	(18)	(22)
End of year	637	645
Branded shops within department stores:
Beginning of year	185	3
Opened	213	183
Closed	(3)	(1)
End of year	395	185
Running Specialty:
Beginning of year	48	27
Acquired	20	15
Opened	3	7
Closed	—	(1)
End of year	71	48
Total:
Beginning of year	878	675
Acquired	20	15
Opened	226	212
Closed	(21)	(24)
End of year	1,103	878

Square feet information	February 28, 2015	March 1, 2014
Finish Line:
Square feet	3,471,448	3,507,865
Average store size	5,450	5,439
Branded shops within department stores:
Square feet	404,521	229,685
Average shop size	1,024	1,242
Running Specialty:
Square feet	262,148	155,930
Average store size	3,692	3,249
Total:
Square feet	4,138,117	3,893,480
Results of Operations
The following table sets forth net sales of the Company by major category for each of the following fiscal years (in thousands):

	Year Ended
Category	February 28, 2015		March 1, 2014		March 2, 2013
Footwear	$1,596,443	88%	$1,466,039	88%	$1,237,685	86%
Softgoods	224,143	12%	204,371	12%	205,680	14%
Total net sales	$1,820,586	100%	$1,670,410	100%	$1,443,365	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for the fiscal years indicated below:

	Year Ended
	February 28, 2015	March 1, 2014	March 2, 2013
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	67.9	67.2	66.4
Gross profit	32.1	32.8	33.6
Selling, general, and administrative expenses	25.3	25.4	25.3
Impairment charges and store closing costs	0.2	0.2	0.5
Operating income	6.6	7.2	7.8
Interest (expense) income, net	—	—	—
Gain on sale of investment	—	0.1	—
Income before income taxes	6.6	7.3	7.8
Income tax expense	2.2	2.8	3.0
Net income	4.4	4.5	4.8
Net loss attributable to redeemable noncontrolling interest	0.1	0.1	0.2
Net income attributable to The Finish Line, Inc.	4.5%	4.6%	5.0%

Fifty-Two Weeks Ended February 28, 2015 Compared to the Fifty-Two Weeks Ended March 1, 2014
Net Sales

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands)
Brick and mortar stores sales	$1,288,053	$1,291,863
Digital sales	256,204	208,984
Shops within department stores sales	206,450	119,384
Running Specialty sales	69,879	50,179
Total net sales	$1,820,586	$1,670,410

Brick and mortar comparable store sales increase	—%	2.5%
Digital comparable sales increase	22.6%	15.1%
Finish Line comparable store sales increase	3.2%	4.2%
Net sales increased 9.0% for fiscal 2015 compared to fiscal 2014. The increase was attributable to a Finish Line comparable store sales increase of 3.2%, an increase in shops within department stores net sales of $87.1 million, and an increase in Running Specialty net sales of $19.7 million, which was partially offset by brick and mortar having less net stores during the year. The Finish Line comparable store sales increase of 3.2% is due to an increase in average dollars per transaction, digital conversion, and digital traffic, partially offset by a decrease in store conversion and store traffic.
Footwear sales increased 8.9% for fiscal 2015 compared to fiscal 2014, which was primarily driven by a 4.7% increase in men’s, a 17.2% increase in women’s, and a 10.0% increase in kids’ footwear sales. Softgoods sales increased 9.7% for fiscal 2015 compared to fiscal 2014, which was primarily the result of a 9.1% increase in apparel sales due to the Company’s strategy to focus the product assortment on key items to drive apparel sales.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands)
Cost of sales (including occupancy costs)	$1,236,783	$1,122,967
Gross profit	$583,803	$547,443
Gross profit as a percentage of net sales	32.1%	32.8%
The 0.7% decrease in gross profit, as a percentage of net sales, was primarily due to a 0.5% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.2% increase in occupancy costs, as a percentage of net sales. The 0.5% decrease in product margin, net of shrink, as a percentage of net sales, was primarily the result of an increase in markdowns of both basketball and running merchandise at Finish Line during fiscal 2015 as compared to fiscal 2014. The higher markdowns in basketball and running merchandise during fiscal 2015 were primarily due to the Company having to take markdowns during the year in order to sell off certain slow moving inventory and improve its inventory position at year-end. Additionally, Running Specialty had an increase in markdowns during fiscal 2015 to clear certain of its excess and aged inventory and improve its inventory position. These decreases were partially offset by the $5.8 million in start-up costs related to inventory reserves established for inventory purchased from Macy’s in the prior year. The 0.2% increase in occupancy costs, as a percentage of net sales, was primarily due to deleveraging against the flat brick and mortar comparable store sales in fiscal 2015.

Selling, General, and Administrative Expenses

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands)
Selling, general, and administrative expenses	$459,455	$424,571
Selling, general, and administrative expenses as a percentage of net sales	25.3%	25.4%
The $34.9 million increase in selling, general, and administrative expenses was primarily due to the following: (1) the increased cost associated with building teams for the growth in shops within department stores and Running Specialty; (2) variable costs in fulfillment, freight, and payroll in conjunction with the 9.0% increase in consolidated net sales; and (3) capital investments to support the Company’s technology upgrades, digital enhancements, and omnichannel strategy and to support shops within department stores and Running Specialty, which has increased depreciation by $2.0 million, or 5.2%, compared to fiscal 2014. These increases were partially offset by $2.2 million in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear in the prior year.
Impairment Charges and Store Closing Costs

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands)
Impairment charges and store closing costs	$3,918	$2,767
Impairment charges and store closing costs as a percentage of net sales	0.2%	0.2%
Number of stores/shops closed	21	24
The $3.9 million in impairment charges and store closing costs that were recorded during fiscal 2015 were primarily the result of a $2.1 million charge for the write-off of tangible and indefinite-lived intangible assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose, a $0.5 million write-off of long-lived assets of four underperforming stores, and a $0.3 million write-off of obsolete store fixtures. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $1.0 million in store closing costs during fiscal 2015, which represents the non-cash write-off of fixtures and equipment upon a store or shop within a department store closing.
The $2.8 million in impairment charges and store closing costs that were recorded during fiscal 2014 were primarily the result of a $2.1 million write-off of obsolete store technology assets and fixtures. The asset impairment charges for the obsolete store technology assets and fixtures were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.7 million in store closing costs during fiscal 2014.
Interest (Expense) Income, Net

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands)
Interest (expense) income, net	$(15)	$37
Interest (expense) income, net as a percentage of net sales	—%	—%
Interest income is earned on the Company’s investments and interest expense is incurred from the unused commitment fee and letter of credit fees related to the Company’s Amended and Restated Revolving Credit Facility Credit Agreement.

Gain on Sale of Investment

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands)
Gain on sale of investment	$—	$2,076
Gain on sale of investment as a percentage of net sales	—%	0.1%
During fiscal 2014, the Company sold an investment with a carrying value of $1.0 million for $3.1 million, which resulted in a $2.1 million gain.
Income Tax Expense

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands)
Income tax expense	$40,673	$47,166
Income tax expense as a percentage of net sales	2.2%	2.8%
Effective income tax rate	33.8%	38.6%
The decrease in the effective tax rate in fiscal 2015 compared to fiscal 2014 was primarily due to the Company recognizing a $4.3 million income tax benefit for a worthless stock deduction with respect to the Company’s wholly-owned subsidiary, The Finish Line Man Alive, Inc., and the release of tax reserves related to the closure of an IRS exam covering fiscal 2011 through 2013.
Net Loss Attributable To Redeemable Noncontrolling Interest

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands)
Net loss attributable to redeemable noncontrolling interest	$2,251	$1,851
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	0.1%	0.1%
The net loss attributable to redeemable noncontrolling interest represents the noncontrolling owner’s portion of the net loss generated by Running Specialty for the fiscal year. The increase in fiscal 2015 compared to fiscal 2014 was primarily due to the increase in markdowns at Running Specialty during fiscal 2015 to clear certain of its excess and aged inventory and improve its inventory position.

Net Income Attributable To The Finish Line, Inc.

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands, except per share data)
Net income attributable to The Finish Line, Inc.	$81,993	$76,903
Net income attributable to The Finish Line, Inc. as a percentage of net sales	4.5%	4.6%
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$1.70	$1.56
The $5.1 million increase in net income attributable to the Finish Line, Inc. was primarily due to the increase in net sales, the decrease in income tax expense, the increase in net loss attributable to redeemable noncontrolling interest (due to higher markdowns in Running Specialty in the current fiscal year), and an $8.0 million ($4.9 million net of taxes) charge for start-up costs related to shops within department stores recorded in fiscal 2014. These increases were partially offset by a decrease in gross profit as a percentage of net sales, the increase in impairment charges and store closing costs, the increase in selling, general, and administrative expenses to support the increase in sales in shops within department stores and Running Specialty in the current year, and the gain on sale of investment recorded in fiscal 2014.
Fifty-Two Weeks Ended March 1, 2014 Compared to the Fifty-Two Weeks Ended March 2, 2013
Net Sales

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands)
Brick and mortar stores sales	$1,291,863	$1,234,077
Digital sales	208,984	181,551
Shops within department stores sales	119,384	102
Running Specialty sales	50,179	27,635
Total net sales	$1,670,410	$1,443,365

Brick and mortar comparable store sales increase	2.5%	3.4%
Digital comparable sales increase	15.1%	25.1%
Finish Line comparable store sales increase	4.2%	5.8%
Net sales increased 15.7% for fiscal 2014 compared to fiscal 2013. The increase was primarily attributable to a Finish Line comparable store sales increase of 4.2%, an increase in shops within department stores net sales of $119.3 million, and an increase in Running Specialty net sales of $22.5 million. The Finish Line comparable store sales increase of 4.2% is due to an increase in average dollars per transaction and digital traffic, partially offset by a decrease in conversion and store traffic.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands)
Cost of sales (including occupancy costs)	$1,122,967	$958,921
Gross profit	$547,443	$484,444
Gross profit as a percentage of net sales	32.8%	33.6%
The 0.8% decrease in gross profit, as a percentage of net sales, was primarily due to a 0.8% decrease in product margin, net of shrink, as a percentage of net sales. The 0.8% decrease in product margin, net of shrink, as a percentage of net sales, was primarily due to the Company incurring $5.8 million, or 0.3% of net sales, of start-up costs related to inventory reserves established for inventory purchased from Macy’s during fiscal 2014, as well as higher markdowns during fiscal 2014 as the Company adjusted product assortment to meet customer demands.

Selling, General, and Administrative Expenses

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands)
Selling, general, and administrative expenses	$424,571	$365,883
Selling, general, and administrative expenses as a percentage of net sales	25.4%	25.3%
The $58.7 million increase in selling, general, and administrative expenses was primarily due to the following: (1) $2.2 million, or 0.1% of net sales, in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear; (2) capital investments to support the Company’s technology upgrades, digital platform, and omnichannel strategy and to support shops within department stores and Running Specialty, which has increased depreciation by $5.1 million, or 16.5%; (3) variable costs in fulfillment, freight, and payroll in conjunction with the 15.7% increase in consolidated net sales; and (4) the increased cost associated with building a team for the shops within department stores.
 Impairment Charges and Store Closing Costs

	Year Ended
	March 1, 2014	March 2, 2013
	(dollars in thousands)
Impairment charges and store closing costs	$2,767	$6,264
Impairment charges and store closing costs as a percentage of net sales	0.2%	0.5%
Number of stores/shops closed	24	21
The $2.8 million in impairment charges and store closing costs that were recorded during fiscal 2014 were primarily the result of a $2.1 million write-off of obsolete store technology assets and fixtures. The asset impairment charges for the obsolete store technology assets and fixtures were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.7 million in store closing costs during fiscal 2014, which represents the non-cash write-off of fixtures and equipment upon a store or shop within a department store closing.
The $6.3 million in impairment charges and store closing costs that were recorded during fiscal 2013 were primarily due to a $3.7 million charge associated with the Company’s updated website that was launched but subsequently abandoned, as well as the write-off of long-lived assets of six underperforming stores. Additionally, the Company recorded $0.7 million in store closing costs during fiscal 2013.
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
The increase in the effective tax rate was a result of a slight increase in nondeductible expenses incurred during fiscal 2014 compared to fiscal 2013.
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
The $5.4 million increase in net income attributable to the Finish Line, Inc. was primarily due to the increase in net sales, decrease in impairment charges and store closing costs, and the gain on sale of investment during fiscal 2014. These increases were partially offset by $8.0 million of start-up costs related to shops within department stores, along with a decrease in product margin as a percentage of net sales and investments to support the Company’s omnichannel strategy and the growth of shops within department stores and Running Specialty.

Liquidity and Capital Resources
The Company’s primary source of working capital is cash on hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	February 28, 2015	March 1, 2014
Cash and cash equivalents	$149,569	$229,079
Merchandise inventories, net	$343,403	$304,209
Interest-bearing debt	$—	$—
Working capital	$333,160	$373,293
Operating Activities. Net cash provided by operating activities was $101.8 million, $119.0 million, and $81.5 million for fiscal 2015, 2014, and 2013, respectively. Net cash provided by operating activities decreased by $17.2 million in fiscal 2015 compared to fiscal 2014. This decrease was primarily the result of a net increase in the cash outflow in working capital balances, partially offset by an increase in net income and non-cash expenses for fiscal 2015 compared to fiscal 2014.
Net cash provided by operating activities increased by $37.5 million in fiscal 2014 compared to fiscal 2013. This increase was primarily the result of an increase in net income and a net decrease in the cash outflow in working capital balances for fiscal 2014 compared to fiscal 2013.
At February 28, 2015, the Company had cash and cash equivalents of $149.6 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At February 28, 2015, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories, net increased 12.9% at February 28, 2015 compared to March 1, 2014. The increase in merchandise inventories, net over the prior year is primarily related to the increase in inventory to support the Company’s merchandise assortment in shops within department stores, the increase in inventory at Running Specialty to support the increase in stores, and an increase in inventory at Finish Line due to improving our spring inventory position.
Investing Activities. Net cash used in investing activities was $101.1 million, $91.2 million, and $86.0 million for fiscal 2015, 2014, and 2013, respectively. The increase in cash used in investing activities in fiscal 2015 compared to fiscal 2014 was primarily a result of a $6.4 million increase in capital expenditures, a $3.1 million decrease in proceeds from the sale of an investment, and a $2.2 million increase in cash paid for investments in fiscal 2015 compared to fiscal 2014, partially offset by a $1.8 million decrease in cash paid for acquisitions completed by Running Specialty in fiscal 2015.
The increase in cash used in investing activities in fiscal 2014 compared to fiscal 2013 was primarily a result of a $9.2 million increase in cash paid for acquisitions completed by Running Specialty, which was partially offset by $3.1 million in proceeds from the sale of an investment.
Capital expenditures were $88.1 million, $81.7 million, and $81.6 million for fiscal 2015, 2014, and 2013, respectively. Expenditures in fiscal 2015 were primarily for the construction of 10 new brick and mortar stores and 3 new Running Specialty stores, excluding acquisitions, the remodeling and repositioning of existing stores, including additional brand shops such as Finish Line’s Nike Track Club and Brand Jordan, as well as other key brand partnerships for “store-within-store” models, and building out shops within department stores. Further, the Company had capital investments in technology to support the multi-year core systems upgrade and growth in our digital business. In addition to $88.1 million of cash paid in fiscal 2015, $13.5 million of capital expenditures for property and equipment was accrued in accounts payable at February 28, 2015.
The Company intends to invest approximately $60 million in capital expenditures for the upcoming fiscal year. Of this amount, approximately $25 million is intended for the construction of approximately 7 new brick and mortar stores and the remodeling or repositioning of 65-80 existing brick and mortar stores with additional brand shops such as Finish Line’s Nike Track Club and Brand Jordan, as well as other key brand partnerships for “store-within-store” models. In addition, approximately $5-8 million is expected to be spent to reposition and expand 75-100 shops within department stores. The remaining $27-30 million to be invested is related primarily to projected capital expenditures for technology investments to support new warehouse management, order management, and Macy’s merchandise systems, an upgrade of our digital platform, and enhancements to our customer data and analytics systems. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.

Financing Activities. Net cash used in financing activities was $80.2 million, $25.7 million, and $76.0 million for fiscal 2015, 2014, and 2013, respectively. The $54.5 million increase in cash used in financing activities in fiscal 2015 compared to fiscal 2014 was primarily due to a $45.4 million increase in stock repurchases, the purchase of redeemable noncontrolling interest of $9.0 million, a $1.7 million increase in dividends paid to shareholders, a $1.1 million decrease in proceeds from the issuance of common stock, a $0.7 million decrease in excess tax benefits from share-based compensation, and payment for the settlement of contingent consideration of $0.6 million, offset partially by $4.1 million of proceeds from the repayment of a related-party promissory note during fiscal 2015.
The $50.3 million decrease in cash used in financing activities in fiscal 2014 compared to fiscal 2013 was primarily due to a reduction of $54.6 million of stock repurchases, a $3.3 million increase in proceeds from the issuance of common stock, and a $4.0 million decrease in the funding of a related-party note receivable, partially offset by a $1.5 million increase in dividends paid and proceeds from the sale of redeemable noncontrolling interest of $10.0 million related to Running Specialty in fiscal 2013.
Credit Facility. On November 30, 2012, the Company entered into an unsecured $100 million Amended and Restated Revolving Credit Facility Credit Agreement (the “Amended Credit Agreement”) with certain Lenders, which expires on November 30, 2017. The Amended Credit Agreement provides that, under certain circumstances, the Company may increase the maximum amount of the credit facility in an aggregate principal amount not to exceed $200 million. The Amended Credit Agreement is used by the Company, among other things, to issue letters of credit, support working capital needs, fund capital expenditures, and for other general corporate purposes.
Approximately $1.9 million in stand-by letters of credit were outstanding as of February 28, 2015 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of February 28, 2015. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $98.1 million as of February 28, 2015.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of February 28, 2015.
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
Share Repurchase Program. On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program (the “2011 Share Repurchase Program”) to repurchase up to 5,000,000 shares of the Company’s common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the 2011 Share Repurchase Program (the “2013 Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2017.
The Company purchased 2,700,000 shares at an average price of $25.20 per share for an aggregate amount of $68.1 million in fiscal 2015. As of February 28, 2015, there were 1,205,000 shares remaining available to repurchase under the 2013 Amended Program.
On March 26, 2015, the Company’s Board of Directors amended the 2013 Amended Program and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2018. In this regard, as of March 26, 2015, there were 6,205,000 shares available for repurchase in the aggregate under the 2013 and 2015 Amended Programs.
As of February 28, 2015, the Company held 13,706,000 shares of its common stock as treasury shares at an average price of $19.84 per share for an aggregate carrying amount of $271.9 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Stock Incentive Plan of The Finish Line, Inc. and The Finish Line, Inc.

Amended and Restated 2009 Incentive Plan. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Dividends. On January 15, 2015, the Company increased its quarterly cash dividend to $0.09 per share from $0.08 per share of the Company’s common stock. The Company declared dividends of $15.7 million and $14.2 million during fiscal 2015 and 2014, respectively. As of February 28, 2015 and March 1, 2014, dividends declared but not paid were $4.2 million and $3.9 million, respectively. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
Share Conversion. On July 20, 2012, all of the Company’s shares of Class B common stock were converted on a one-for-one basis into an equal number of shares of Class A common stock in accordance with the terms of the Company’s Restated Articles of Incorporation, and the Company eliminated its dual class stock structure. The Company did not receive any proceeds from the conversion of the Class B shares, and the Company will not receive any proceeds from the sale of any Class A shares issued as a result of the conversion. Per the Company’s Restated Articles of Incorporation, as of the conversion, all Class B shares are no longer authorized.
Strategic Priority Funding. Management believes that cash on hand of $149.6 million as of February 28, 2015 and anticipated future operating cash flows will be sufficient to deliver on the Company’s three strategic priorities to drive sales and earnings growth, which are:

•	Continue to grow Finish Line through improved store productivity and continued elevated digital growth;

•
Continue to grow shops within department stores and Running Specialty while focusing on operational excellence and evolving our channel strategies to further benefit the customer and drive higher sales and profits; and

•	Continue to provide direct returns to shareholders through dividends and share repurchases.
Contractual Obligations
The following table summarizes the Company’s long-term contractual obligations as of February 28, 2015 (in thousands):

	Total	Payments Due by Fiscal Year
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
Contractual Obligations:
Operating lease obligations(1)	$767,960	$98,441	$209,706	$182,433	$277,380	$—
Other liabilities(2)(3)(4)	10,575	650	—	—	—	9,925
Total contractual obligations	$778,535	$99,091	$209,706	$182,433	$277,380	$9,925
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

(2)
Other liabilities includes future estimated payments associated with unrecognized tax benefits of $3.5 million. The Company expects to make cash outlays in the future related to unrecognized tax benefits. The liability is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For further information related to unrecognized tax benefits, see Note 6, “Income Taxes,” to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

(3)
Other liabilities includes future payments related to our non-qualified deferred compensation plan of $6.4 million. The liability is included in the “Other” category as the timing of these future payments is not known until an employee leaves the Company or otherwise requests an in-service distribution. For further information related to our non-qualified deferred compensation plan, see Note 7, “Retirement Plans,” to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

(4)
Other liabilities includes liabilities of $0.7 million that are measured at fair value on a recurring basis related to contingent consideration for two acquisitions. For further information related to the contingent consideration liabilities, see Note 2, “Acquisitions and Goodwill,” to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventory. In addition, in the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to 12 months in advance of expected delivery. These open purchase orders do not contain any significant termination payments or other penalties if cancelled. Total open purchase orders outstanding at February 28, 2015 were $635.7 million, and have not been included in the table above.
Off Balance Sheet Arrangements
The Company has no off balance sheet arrangements as that term is defined in Item 303(a)(4) of Regulation S-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
The Company is exposed to changes in interest rates primarily from its investments in marketable securities from time to time. The Company did not have any marketable securities as of February 28, 2015. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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
Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on management’s assessment it believes that, as of February 28, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of The Finish Line, Inc.
We have audited The Finish Line, Inc.’s internal control over financial reporting as of February 28, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Finish Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Finish Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 28, 2015 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Finish Line, Inc. as of February 28, 2015 and March 1, 2014, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2015 of The Finish Line, Inc., and our report dated April 29, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
April 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of The Finish Line, Inc.
We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of February 28, 2015 and March 1, 2014, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 28, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at February 28, 2015 and March 1, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Finish Line, Inc.’s. internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 29, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
April 29, 2015

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	February 28, 2015	March 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$149,569	$229,079
Accounts receivable, net	16,663	16,062
Merchandise inventories, net	343,403	304,209
Income taxes receivable	8,963	—
Other	12,059	17,613
Total current assets	530,657	566,963
Property and equipment:
Land	1,557	1,557
Building	43,637	42,840
Leasehold improvements	248,399	239,555
Furniture, fixtures, and equipment	187,404	170,252
Construction in progress	102,944	61,154
	583,941	515,358
Less accumulated depreciation	309,581	292,176
Total property and equipment, net	274,360	223,182
Goodwill	34,719	25,608
Other assets, net	10,119	9,192
Total assets	$849,855	$824,945
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	February 28, 2015	March 1, 2014
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,053	$120,982
Employee compensation	19,093	24,269
Accrued property and sales tax	10,499	11,162
Income taxes payable	—	6,932
Deferred income taxes	6,215	3,998
Other liabilities and accrued expenses	28,637	26,327
Total current liabilities	197,497	193,670
Commitments and contingencies
Deferred credits from landlords	29,143	27,658
Deferred income taxes	21,182	1,366
Other long-term liabilities	12,299	18,293
Redeemable noncontrolling interest, net	90	1,774
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding - (2015 - 46,052; 2014 - 48,117)	601	601
Additional paid-in capital	227,006	224,619
Retained earnings	633,910	567,631
Treasury stock - (2015 - 13,706; 2014 - 11,641)	(271,873)	(210,667)
Total shareholders’ equity	589,644	582,184
Total liabilities and shareholders’ equity	$849,855	$824,945
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended
	February 28, 2015	March 1, 2014	March 2, 2013
Net sales	$1,820,586	$1,670,410	$1,443,365
Cost of sales (including occupancy costs)	1,236,783	1,122,967	958,921
Gross profit	583,803	547,443	484,444
Selling, general, and administrative expenses	459,455	424,571	365,883
Impairment charges and store closing costs	3,918	2,767	6,264
Operating income	120,430	120,105	112,297
Interest (expense) income, net	(15)	37	198
Gain on sale of investment	—	2,076	—
Income before income taxes	120,415	122,218	112,495
Income tax expense	40,673	47,166	43,314
Net income	79,742	75,052	69,181
Net loss attributable to redeemable noncontrolling interest	2,251	1,851	2,292
Net income attributable to The Finish Line, Inc.	$81,993	$76,903	$71,473

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$1.71	$1.57	$1.42
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$1.70	$1.56	$1.40
Dividends declared per share	$0.33	$0.29	$0.25
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 28, 2015	March 1, 2014	March 2, 2013
Operating activities:
Net income	$79,742	$75,052	$69,181
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges and store closing costs	3,918	2,767	6,264
Depreciation and amortization	38,473	34,964	31,182
Deferred income taxes	22,033	10,143	5,041
Loss on disposals of property and equipment	363	735	579
Gain on settlements of contingent consideration	(1,303)	—	—
Gain on sale of investment	—	(2,076)	—
Share-based compensation	8,193	7,068	6,612
Excess tax benefits from share-based compensation	(2,206)	(2,897)	(2,963)
Changes in operating assets and liabilities:
Accounts receivable, net	(281)	(1,189)	(5,710)
Merchandise inventories, net	(35,970)	(56,707)	(22,403)
Other assets	6,751	(13,204)	9,342
Accounts payable	6,583	43,315	(2,471)
Employee compensation	(5,176)	8,690	(6,843)
Income taxes receivable/payable	(20,603)	6,248	(6,850)
Other liabilities and accrued expenses	(200)	5,632	914
Deferred credits from landlords	1,485	443	(382)
Net cash provided by operating activities	101,802	118,984	81,493
Investing activities:
Capital expenditures for property and equipment	(88,087)	(81,668)	(81,586)
Acquisitions, net of cash acquired	(10,921)	(12,687)	(3,526)
Proceeds from disposals of property and equipment	38	62	77
Cash paid for investments	(2,177)	—	(1,000)
Proceeds from sale of investment	—	3,076	—
Net cash used in investing activities	(101,147)	(91,217)	(86,035)
Financing activities:
Dividends paid to shareholders	(15,417)	(13,674)	(12,147)
Proceeds from issuance of common stock	6,609	7,725	4,422
Excess tax benefits from share-based compensation	2,206	2,897	2,963
Purchases of treasury stock	(68,053)	(22,618)	(77,208)
Purchase of redeemable noncontrolling interest	(9,000)	—	—
Proceeds from repayment of related-party promissory note	4,090	—	—
Cash paid for settlements of contingent consideration	(600)	—	—
Funding of related-party note receivable	—	—	(4,000)
Proceeds from sale of redeemable noncontrolling interest	—	—	10,000
Net cash used in financing activities	(80,165)	(25,670)	(75,970)
Net (decrease) increase in cash and cash equivalents	(79,510)	2,097	(80,512)
Cash and cash equivalents at beginning of year	229,079	226,982	307,494
Cash and cash equivalents at end of year	$149,569	$229,079	$226,982
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid	$13,532	$9,200	$9,715
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Number of Shares			Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Totals
	Class A	Class B	Treasury	Class A	Class B
Balance at March 3, 2012	50,795	571	8,044	$588	$5	$211,271	$445,884	$(128,211)	$529,537
Net income attributable to The Finish Line, Inc.							71,473		71,473
Cash dividends declared ($0.25 per share)							(12,474)		(12,474)
Non-qualified Class A common stock options exercised and related tax benefits	544		(544)			(869)		8,456	7,587
Share-based compensation						6,612			6,612
Restricted shares vested, net of repurchase for taxes	42	87	48		2	(36)		(1,212)	(1,246)
Shares issued under employee stock purchase plan	33		(33)			67		514	581
Class B common stock conversion to Class A common stock	658	(658)		8	(7)				1
Treasury stock purchased	(3,879)		3,879					(77,208)	(77,208)
Balance at March 2, 2013	48,193	—	11,394	596	—	217,045	504,883	(197,661)	524,863
Net income attributable to The Finish Line, Inc.							76,903		76,903
Cash dividends declared ($0.29 per share)							(14,155)		(14,155)
Non-qualified common stock options exercised and related tax benefits	751		(751)			582		10,031	10,613
Share-based compensation						7,068			7,068
Restricted shares vested, net of repurchase for taxes	158		13	5		(268)		(833)	(1,096)
Shares issued under employee stock purchase plan	31		(31)			192		414	606
Treasury stock purchased	(1,016)		1,016					(22,618)	(22,618)
Balance at March 1, 2014	48,117	—	11,641	601	—	224,619	567,631	(210,667)	582,184
Net income attributable to The Finish Line, Inc.							81,993		81,993
Cash dividends declared ($0.33 per share)							(15,714)		(15,714)
Non-qualified common stock options exercised and related tax benefits	484		(484)			2,858		5,772	8,630
Share-based compensation						8,193			8,193
Restricted shares vested, net of repurchase for taxes	122		(122)			(2,032)		778	(1,254)
Shares issued under employee stock purchase plan	29		(29)			352		297	649
Treasury stock purchased	(2,700)		2,700					(68,053)	(68,053)
Purchase of redeemable noncontrolling membership interest						(6,984)			(6,984)
Balance at February 28, 2015	46,052	—	13,706	$601	$—	$227,006	$633,910	$(271,873)	$589,644
See accompanying notes.

THE FINISH LINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
Basis of Presentation. The consolidated financial statements include the accounts of The Finish Line, Inc. and its subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated. Throughout these notes to the consolidated financial statements, fiscal years ended February 28, 2015, March 1, 2014, and March 2, 2013 are referred to as fiscal 2015, 2014, and 2013, respectively.
The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in fiscal 2015, 2014, and 2013.
Nature of Operations. The Company is one of the largest specialty retailers in the United States, and operates two retail divisions, one under the Finish Line brand name and another under the Running Specialty Group (“Running Specialty”).
Under the Finish Line brand name, the Company is the exclusive retailer of athletic shoes, both in-store and online, for Macy’s Retail Holdings, Inc., Macy’s Puerto Rico, Inc., and Macys.com, Inc. (collectively, “Macy’s”). The Company is responsible for the athletic footwear assortment, inventory, fulfillment, and pricing at all of Macy’s locations and online at www.macys.com. The Company operates branded and unbranded shops in-store at Macy’s. Branded shops include Finish Line signage within those shops and are staffed by Finish Line employees, while unbranded shops do not include Finish Line signage and are generally serviced by Macy’s employees. There are no differences in the merchandise that is sold, the classification of revenue recorded at retail, or the Company’s operation of the athletic footwear inventory and business between branded and unbranded shops and www.macys.com.
In 2015, the Company purchased approximately 87% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 73%, 70%, and 69% of merchandise purchases in fiscal 2015, 2014, and 2013, respectively.
Use of Estimates. Preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Segment Information. The Company is a premium retailer of athletic shoes, apparel, and accessories for men, women, and kids, throughout the United States and Puerto Rico, through multiple operating segments. The Company’s operating segments have similar economic characteristics, which include a similar nature of products sold, type of customer, and method of distribution. As such, the Company’s operating segments are aggregated into one reportable segment. The following table sets forth net sales of the Company by major category for each of the following fiscal years (in thousands):

Category	2015		2014		2013
Footwear	$1,596,443	88%	$1,466,039	88%	$1,237,685	86%
Softgoods	224,143	12%	204,371	12%	205,680	14%
Total net sales	$1,820,586	100%	$1,670,410	100%	$1,443,365	100%
Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At February 28, 2015, substantially all of the Company’s cash was invested in deposit accounts at banks. The majority of payments due from banks for credit card transactions process within 24 to 48 hours and are accordingly classified as cash and cash equivalents.
Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method. The Company’s valuation of merchandise inventory includes markdown adjustments for merchandise that will be sold below cost and the impact of inventory shrink. Markdowns are based upon historical information and assumptions about future demand and market conditions. Inventory shrink is based on historical information and assumptions about current inventory shrink trends. Vendor rebates are applied as a reduction to the cost of merchandise inventories.
Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings, three to 10 years for furniture, fixtures, and equipment, and three to 10 years for software. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred. Depreciation expense for fiscal 2015, 2014, and 2013 was $38.4 million, $36.4 million, and $31.3 million, respectively.
In accordance with Accounting Standards Codification (“ASC”) 360, the Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment recognized is measured by comparing projected discounted cash flows to the asset’s carrying value. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments.
The Company capitalizes certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of property and equipment and was $107.3 million and $68.2 million at February 28, 2015 and March 1, 2014, respectively.
Store Closing Costs. Store closing costs represent the non-cash write-off of fixtures and equipment upon a store or shop within a department store closing. In the event a store is closed before its lease has expired, any estimated post-closing lease obligations are provided for when the leased space is no longer in use. The Company closed 21, 24, and 21 stores/shops in fiscal 2015, 2014, and 2013, respectively.
Goodwill and Other Intangible Assets. As a result of various acquisitions made by Running Specialty, the Company had a goodwill balance of $34.7 million and $25.6 million as of February 28, 2015 and March 1, 2014, respectively, on its consolidated balance sheets.
The Company accounts for goodwill and other intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and intangible assets with indefinite lives not be amortized, but reviewed for impairment if impairment indicators arise and, at a minimum, annually. Intangible assets that are deemed to have finite lives are amortized over their estimated useful lives.
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
There were no impairment charges recognized by the Company related to goodwill during fiscal 2015, 2014, or 2013.
Leases. Deferred credits from landlords consist of step rent and allowances from landlords related to the Company’s retail stores. Step rent represents the difference between actual minimum operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, starting at the lease commencement date. Landlord allowances are generally comprised of amounts promised to the Company by landlords in the form of cash. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, the Company records a receivable for the full amount of the allowance when certain performance criteria articulated in the lease are met and a liability is concurrently established. This deferred credit from landlords is amortized into income (through lower rent expense) over the term, starting at the lease commencement date, of the applicable lease and the receivable is reduced as amounts are received from the landlord.
The Company recognizes rent expense for minimum lease payments on a straight-line basis over the expected lease term, including rent holidays, rent escalation clauses, and/or cancelable option periods where failure to exercise such options would result in an economic penalty. The commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the leased space for build-out.

Certain leases provide for contingent rents and/or license fees, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in other liabilities and accrued expenses on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.
Revenue Recognition. Revenues are recognized at the time the customer receives the merchandise, which for digital commerce revenues reflects an estimate of shipments that have not been received by the customer based on shipping terms and estimated delivery times. As it relates to Macy’s, the Company assumes the risks and rewards of ownership for merchandise at all of Macy’s locations and online at www.macys.com, including risk of loss for delivery, returns, and loss of inventory value. Net sales include merchandise, net of returns, and excluding all taxes.
The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based on historical redemption patterns. During the fourth quarter of fiscal 2015, 2014, and 2013 the Company recorded $0.8 million, $0.7 million, and $0.4 million, respectively, of revenue related to gift card breakage. Gift card breakage is included in net sales in the Company’s consolidated statements of income; but, it is not included in the comparable store sales amounts.
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
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include store/shop payroll and related payroll benefits, store/shop operating expenses, advertising, cooperative advertising allowances, share-based compensation, costs associated with operating our distribution center, and other corporate related expenses. Additionally, selling, general, and administrative expenses include inbound freight from vendors to the distribution center as well as outbound freight from the distribution center to stores/shops, to vendors for returns, to third party liquidators, and for shipments of product to customers.
Advertising. The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred. The following table shows advertising expense for each of the following fiscal years (in thousands):

	2015	2014	2013
Advertising expense	$39,250	$41,818	$39,948
Cooperative advertising credits	(5,005)	(9,846)	(9,295)
Net advertising expense	$34,245	$31,972	$30,653
Store/Shop Pre-opening Costs. Store/shop pre-opening costs and other non-capitalized expenditures, including payroll, training costs, and straight-line rent expense, are expensed as incurred.
Income Taxes. The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. The deferred tax assets may be reduced by a valuation allowance, which is established when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In addition, management is required to evaluate all available evidence, including estimating future taxable income by taxing jurisdictions, the future reversal of temporary differences, tax planning strategies, and recent results of operations, when making its judgment to determine whether or not to record a valuation allowance for a portion, or all, of its deferred tax assets. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s consolidated statements of income in the period that includes the enactment date.
The Company calculates an annual effective income tax rate based on annual income, permanent differences between book and tax income, and statutory income tax rates. The Company adjusts the annual effective income tax rate as additional information on outcomes or events becomes available. The Company’s effective income tax rate is affected by changes in tax law, the tax jurisdiction of new stores/shops or business ventures, the level of earnings or losses, the results of tax audits, the level of investment income, and other items.
The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating income tax positions. The first step requires the Company to conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by a tax authority. The second step applies if the Company has concluded that the tax position is more likely than not to be sustained upon examination and requires the Company to measure the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available. The Company includes its accrual for uncertain tax positions, including accrued penalties and interest, in other long-term liabilities on the consolidated balance sheets unless the liability is expected to be paid within one year. Changes to the accrual for uncertain tax positions, including accrued penalties and interest, are included in income tax expense in the consolidated statements of income.
Earnings Per Share. Basic earnings per share is calculated by dividing net income associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method or two-class method (whichever is more dilutive) discussed in ASC 260-10, Earnings Per Share.
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
Financial Instruments. Financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
As of February 28, 2015 and March 1, 2014, the Company had not invested in, nor did it have, any derivative financial instruments.
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
Self-Insurance Reserves. The Company is self-insured for certain losses related to health, workers’ compensation, and general liability insurance, although the Company maintains stop-loss coverage with third-party insurers to limit its liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors, and other actuarial assumptions.
Recent Accounting Pronouncements. In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operation as well as additional and expanded disclosures. The guidance is applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the potential impact of this standard on its financial position, results of operations, and cash flows.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements upon adoption.
Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.
2. Acquisitions and Goodwill
During fiscal 2015, the Company completed seven immaterial acquisitions of assets for total consideration of $11.5 million, net of cash acquired. A component of consideration for two of the acquisitions included contingent consideration with an estimated fair value of $0.7 million, which is included within other liabilities and accrued expenses on the consolidated balance sheets. The Company determined the estimated fair values based on discounted cash flow analyses and estimates made by management. The entities from which the assets were acquired operated 20 specialty running stores in Colorado, Indiana, Kansas, Michigan, Missouri, North Carolina, and Utah. In connection with these acquisitions, the Company recorded goodwill of $9.1 million during 2015. Goodwill is deductible for U.S. federal income tax purposes.

The Company allocated the aggregated preliminary purchase price for the acquisitions based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase prices is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$9,067
Tangible assets, net of liabilities	2,383
Total purchase price	$11,450
 During fiscal 2014, the Company completed four immaterial acquisitions of assets for total consideration of $13.8 million, net of cash acquired. A component of the consideration for one of the acquisitions included contingent consideration which was paid during fiscal 2015. The Company determined the estimated fair value based on discounted cash flow analyses and estimates made by management. The entities from which the assets were acquired operated 15 specialty running stores in Ohio, Kentucky, Indiana, Colorado, and Virginia. In connection with these acquisitions, the Company recorded goodwill of $11.7 million.
During fiscal 2015, the Company made the final working capital payments for two of the fiscal 2014 acquisitions, which did not have a material effect on the preliminary purchase price allocation. The Company allocated the aggregated preliminary purchase prices based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase prices for the fiscal 2014 acquisitions is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$11,652
Tangible assets, net of liabilities	2,185
Total purchase price	$13,837
The following table provides a reconciliation of the Company’s goodwill for each of the following fiscal years (in thousands):

	2015	2014
Beginning balance	$25,608	$13,888
Acquisitions	9,067	11,608
Other	44	112
Ending balance	$34,719	$25,608
3. Fair Value Measurements
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	February 28, 2015			March 1, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$6,424	$—	$—	$5,869	$—	$—
Liabilities:
Contingent consideration liabilities	$—	$—	$650	$—	$—	$1,903
Included in Level 1 assets are mutual fund investments under a non-qualified deferred compensation plan. The Company estimates the fair value of these investments on a recurring basis using readily available market prices.

Included in Level 3 liabilities are the contingent consideration liabilities related to the Company’s acquisitions. The liabilities are adjusted to fair value each reporting period. The categorization of the framework used to price the liabilities is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair values.
There were no transfers into or out of Level 1, Level 2, or Level 3 assets or liabilities for any of the periods presented.
Level 3 Valuation Techniques
Financial assets and liabilities are considered Level 3 when the fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.
The following table provides a reconciliation of the Company’s Level 3 contingent consideration liabilities for each of the following fiscal years (in thousands):

	2015	2014
Beginning balance	$1,903	$1,453
Contingent consideration from acquisitions	650	450
Settlements of contingent consideration	(1,903)	—
Ending balance	$650	$1,903
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value under certain circumstances that include those described in Note 13, Impairment Charges and Store Closing Costs. The categorization used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.
Additionally, in connection with the acquisitions and purchase price allocations that are described in Note 2, Acquisitions and Goodwill, the Company recognized the acquired assets and liabilities at fair value. All amounts are recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine the fair values.
4. Debt Agreement
On November 30, 2012, the Company entered into an unsecured $100 million Amended and Restated Revolving Credit Facility Credit Agreement (the “Amended Credit Agreement”) with certain Lenders, which expires on November 30, 2017. The Amended Credit Agreement provides that, under certain circumstances, the Company may increase the maximum amount of the credit facility in an aggregate principal amount not to exceed $200 million. The Amended Credit Agreement is used by the Company, among other things, to issue letters of credit, support working capital needs, fund capital expenditures, and for other general corporate purposes.
Approximately $1.9 million in stand-by letters of credit were outstanding as of February 28, 2015 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of February 28, 2015. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $98.1 million as of February 28, 2015.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of February 28, 2015.
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

5. Leases
The Company leases retail stores under non-cancelable operating leases, which generally have lease terms ranging from three to ten years. Most of these lease arrangements do not provide for renewal periods; however, management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases at other premises. The Company recognizes rent expense for minimum lease payments on a straight-line basis over the expected lease term, including rent holidays, rent escalation clauses, and/or cancelable option periods where failure to exercise such options would result in an economic penalty. In addition, the commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the leased space for build-out.
Certain leases provide for contingent rents and/or license fees, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in other liabilities and accrued expenses on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.
In addition to rent payments, leases generally require additional payments covering real estate taxes, insurance, maintenance, and other costs. These additional payments are excluded from the table below. The components of rent expense incurred under these leases are as follows for each of the following fiscal years (in thousands):

	2015	2014	2013
Minimum rent	$102,888	$90,570	$83,212
Contingent rent	30,069	25,241	13,628
Rent expense	$132,957	$115,811	$96,840
A schedule of future base rent payments by fiscal year with initial or remaining non-cancelable terms of one year or more is as follows (in thousands):

2016	$98,441
2017	109,775
2018	99,931
2019	93,937
2020	88,496
Thereafter	277,380
Total	$767,960
The lease commitments include the guaranteed minimum license fee associated with shops within department stores.
6. Income Taxes
The following table sets forth the components of income tax expense for each of the following fiscal years (in thousands):

	2015	2014	2013
Currently payable:
Federal	$17,534	$32,610	$33,703
State	1,106	4,413	4,570
	18,640	37,023	38,273
Deferred:
Federal	20,241	9,266	4,359
State	1,792	877	682
	22,033	10,143	5,041
Total income tax expense	$40,673	$47,166	$43,314

Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 28, 2015	March 1, 2014
Deferred tax assets:
Deferred credits from landlords	$10,563	$10,323
Share-based compensation	4,235	4,361
Compensation accrual	458	5,456
Deferred compensation	2,492	2,281
Other	5,763	5,721
Total deferred tax assets	23,511	28,142
Deferred tax liabilities:
Property and equipment	(38,133)	(24,625)
Inventories	(11,938)	(7,500)
Other	(837)	(1,381)
Total deferred tax liabilities	(50,908)	(33,506)
Net deferred tax liability	$(27,397)	$(5,364)
The effective income tax rate varies from the statutory federal income tax rate for fiscal 2015, 2014, and 2013 due to the following:

	2015	2014	2013
Tax at statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9	2.9	2.9
Tax contingencies	(0.3)	—	(0.2)
Benefit of worthless stock deduction	(3.6)	—	—
Tax effect related to Running Specialty redeemable noncontrolling interest	0.6	0.5	0.7
Other	0.2	0.2	0.1
	33.8%	38.6%	38.5%
As of February 28, 2015, the Company had approximately $2.1 million of net operating loss carryforwards for state tax purposes, of which $0.9 million of net operating loss carryforwards related to excess share-based compensation deductions and when realized, will be credited to shareholders’ equity. If not used, these carryforwards will expire between 2019 and 2030.
Payments of income taxes for fiscal 2015, 2014, and 2013 equaled $39.3 million, $31.0 million, and $45.0 million, respectively.
The Company is subject to U.S. federal income tax as well as income tax by multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through fiscal 2011 and all state and local income tax matters through fiscal 2005. In the future, the Company may resolve some or all of the issues related to tax matters of open fiscal years, which may require the Company to make payments to settle agreed upon liabilities.
Uncertain Tax Positions
As of February 28, 2015 and March 1, 2014, the Company had $3.5 million and $9.6 million of unrecognized tax benefits respectively, $2.3 million and $2.7 million respectively, of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits as of February 28, 2015, it is reasonably possible that the total unrecognized tax benefits could decrease by up to $0.7 million during the next twelve months due to audit settlements, expiration of statute of limitations, or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the consolidated balance sheets in the period in which such matter is effectively settled with the tax authority.
The Company recognizes interest and penalty expense, as well as reversal of expense, related to unrecognized tax benefits as components of income tax expense. In fiscal 2015, 2014, and 2013, $(0.5) million, $0.2 million, and $(0.5) million, respectively, of interest and penalties were included in income tax expense on the consolidated statements of income. The Company has accrued $1.5 million and $2.0 million for the payment of interest and penalties as of February 28, 2015 and March 1, 2014, respectively.
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal and state tax jurisdictions and excludes accrued interest and penalties (in thousands):

	2015	2014	2013
Unrecognized tax benefits at beginning of year	$7,638	$6,268	$6,548
Increases in tax positions for prior years	—	1,695	275
Decreases in tax positions for prior years	(5,595)	(195)	(29)
Increases in unrecognized tax benefits as a result of current year activity	50	2,385	13
Decreases to unrecognized tax benefits relating to settlements with taxing authorities	(29)	(209)	—
Decreases to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(65)	(2,306)	(539)
Unrecognized tax benefits at end of year	$1,999	$7,638	$6,268
The significant decrease in unrecognized tax benefits for fiscal 2015 reflects the completion of an IRS audit covering the years ending February 26, 2011, March 3, 2012, and March 2, 2013 and the filing of an automatic accounting method change to change the tax accounting treatment for a deferred tax asset. As a result of the resolution of the IRS audit and the filing of the automatic accounting method change, certain items reserved for in prior years no longer required a reserve.
7. Retirement Plans
The Company sponsors a defined contribution profit sharing plan, which covers substantially all employees of the Company who are age twenty-one or older. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan has a 401(k) feature whereby the Company matches employee contributions to the plan. The Company matches 100 percent of employee contributions to the 401(k) plan on the first three percent of an employee’s wages and then 50 percent of employee contributions to the 401(k) plan over three percent up to five percent of their wages (maximum of four percent Company match). Employee contributions and Company matching contributions vest immediately. The Company’s matching contribution expense for the 401(k) plan in fiscal 2015, 2014, and 2013 was $1.6 million, $1.7 million, and $1.2 million, respectively.
The Company has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under the qualified defined contribution profit sharing plan. Amounts contributed and deferred under the non-qualified deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s non-qualified deferred compensation plan was $6.4 million and $5.9 million at February 28, 2015 and March 1, 2014, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The Company’s total expense recorded for this plan was $0 in fiscal 2015, 2014, and 2013.
8. Equity Compensation
General
In July 2009, the Company’s shareholders approved and adopted The Finish Line, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), previously approved by the Company’s Board of Directors. The Company’s Board of Directors has reserved 6,500,000 shares of common stock for issuance upon exercise of options or other awards under the 2009 Incentive Plan. The number of shares reserved for issuance of all awards, other than options and stock appreciation rights, is limited to 2,500,000 under the 2009 Incentive Plan. Upon approval of the 2009 Incentive Plan, the 2002 Stock Incentive Plan of The Finish Line, Inc. (the “2002 Incentive Plan”) is limited in future grants to awards from shares returned to the 2002 Incentive Plan by forfeiture after July 23, 2009. In July 2014, the Company’s shareholders approved and adopted The Finish Line, Inc. 2009 Incentive Plan, as amended and restated (the “Amended 2009 Incentive Plan”), previously approved by the Company’s Board of Directors. The Amended 2009 Incentive Plan amended and restated, in its entirety, the 2009 Incentive Plan, but did not increase the maximum number of shares which may be used for awards. Under the 2002 and Amended 2009 Incentive Plans, the Company can provide newly issued shares or treasury stock to satisfy stock option exercises and for the issuance of restricted stock.
Total share-based compensation expense in fiscal 2015, 2014, and 2013 was $8.2 million, $7.1 million, and $6.6 million, respectively.
Stock Option Activity
Stock options have been granted to non-employee directors, officers, and other key employees. Generally, options outstanding under the 2002 and Amended 2009 Incentive Plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years, and expire ten years after the date of grant. The estimated weighted-average fair value of the individual options granted during fiscal 2015, 2014, and 2013 was $8.40, $8.24, and $9.56, respectively on the date of the grants. The fair values of all options granted were determined using a Black-Scholes option-pricing model with the following weighted average assumptions for each fiscal year:

	2015	2014	2013
Dividend yield	1.20%	1.38%	1.05%
Volatility	36.6%	53.4%	58.3%
Risk-free interest rate	1.70%	0.84%	0.95%
Expected life	5.0 years	5.0 years	4.9 years
The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected volatility assumption is based on the Company’s analysis of historical volatility. The risk-free interest rate assumption is based on the average daily closing rates during the period for U.S. treasury notes that have a life which approximates the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on historical exercise experience.
A reconciliation of the Company’s stock option activity and related information for fiscal 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 1, 2014	1,916,596	$17.14
Granted	774,077	27.31
Exercised	(484,086)	14.90		$6,736,000
Forfeited	(190,264)	24.64
Outstanding at February 28, 2015	2,016,323	$20.90	7.5	$9,073,000
Exercisable at February 28, 2015	494,987	$13.84	5.0	$5,267,000
As of February 28, 2015, there was $7.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.7 years.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during fiscal 2015, 2014, and 2013 was $6.7 million, $8.4 million, and $6.4 million, respectively.

The following table summarizes information concerning outstanding and exercisable options at February 28, 2015:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.00 - $10.00	160,833	3.5	$5.84	160,833	$5.84
$10.01 - $15.00	107,673	3.6	12.93	107,673	12.93
$15.01 - $20.00	612,242	7.4	19.20	109,424	18.78
$20.01 - $25.00	539,663	7.7	21.52	116,475	21.04
$25.01 +	595,912	9.1	27.59	582	25.52
	2,016,323	7.5	$20.90	494,987	$13.84
The Company recorded compensation expense related to stock options of $3.9 million, $3.5 million, and $2.7 million in fiscal 2015, 2014, and 2013, respectively.
Restricted Stock Activity
The Company has granted shares of the Company’s stock to non-employee directors, officers, and other key employees that are subject to restrictions. The restricted stock granted to employees under the 2002 and Amended 2009 Incentive Plans either vest upon the achievement of specified levels of net income growth over a three-year period or were granted such that they cliff-vest after a three-year period. For performance-based awards, should the net income criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. The Company recorded compensation expense related to restricted stock of $4.2 million, $3.5 million, and $3.8 million in fiscal 2015, 2014, and 2013, respectively.
A reconciliation of the Company’s restricted stock activity and related information for fiscal 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at March 1, 2014	792,729	$20.47
Granted	221,603	27.10
Vested	(169,278)	20.07
Forfeited	(118,856)	20.82
Unvested at February 28, 2015	726,198	$22.42
As of February 28, 2015, there was $6.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of awards for which restrictions lapsed (vested) during 2015 was $3.4 million.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Prior to January 1, 2015, under the ESPP, participating employees were able to contribute up to 10 percent of their annual compensation to acquire shares of the Company’s common stock at 85% of the market price on a specified date each offering period. The amount of shares purchased per calendar year could not have a fair market value in excess of $10,000. As of January 1, 2015, the contribution limit increased to 15 percent of employees’ annual compensation and the fair market value of shares employees could purchase was increased to $25,000 to align with the IRS maximum limit. As of February 28, 2015, 2,400,000 shares of common stock were authorized for purchase under the ESPP, of which 29,000, 31,000, and 33,000 shares were purchased during fiscal 2015, 2014, and 2013, respectively. The Company recognizes compensation expense based on the 15% discount at purchase. The Company recorded compensation expense related to the ESPP of $0.1 million in fiscal 2015, 2014, and 2013.

9. Start-Up Costs
The Company entered into a department license agreement and an on-line shop license agreement (the “Agreements”) with Macy’s whereby the Company is the exclusive retailer of men’s, women’s, and kids’ athletic shoes (“Athletic Shoes”) within Macy’s stores and on www.macys.com. The Company is responsible for all the Athletic Shoes assortments, inventory, fulfillment, and pricing at all of Macy’s locations and online at www.macys.com, and has in-store build outs with Finish Line branding and staffing at approximately 400 of Macy’s department stores. The Company incurred start-up costs to accommodate a conversion of Macy’s Athletic Shoes inventory to Finish Line assortments. The Company took full control of Macy’s Athletic Shoes inventory at Macy’s department stores as of April 14, 2013 and online at www.macys.com as of May 14, 2013. As a part of the conversion, the Company agreed to purchase certain of Macy’s Athletic Shoes at Macy’s original cost.
The charges from start-up costs related to the Agreements with Macy’s included the following: freight and handling of inventory from Macy’s to the Company; leased warehouse space at a third party for sorting inventory; and inventory reserves established for inventory purchased from Macy’s to record at the lower of cost or market.
During fiscal 2014, the Company incurred $5.8 million in start-up costs in cost of sales and $2.2 million in selling, general, and administrative expenses within the consolidated statements of income for a combined $8.0 million. No start-up costs were incurred during fiscal 2015.
10. Earnings Per Share
Basic earnings per share attributable to The Finish Line, Inc. shareholders is calculated by dividing net income attributable to The Finish Line, Inc. associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share attributable to The Finish Line, Inc. shareholders assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method or two-class method (whichever is more dilutive) discussed in ASC 260-10, Earnings Per Share.
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

The following is a reconciliation of the numerators and denominators used in computing earnings per share for each of the following fiscal years (in thousands, except per share amounts):

	2015	2014	2013
Net income attributable to The Finish Line, Inc.	$81,993	$76,903	$71,473
Net income attributable to The Finish Line, Inc. attributable to participating securities	982	919	653
Net income attributable to The Finish Line, Inc. available to common shareholders	$81,011	$75,984	$70,820
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	47,268	48,286	49,824
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$1.71	$1.57	$1.42
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	47,268	48,286	49,824
Dilutive effect of potential common shares(a)	390	415	667
Diluted weighted-average number of common shares outstanding	47,658	48,701	50,491
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$1.70	$1.56	$1.40
 _____________

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 0.6 million, 1.1 million, and 0.9 million shares of common stock in fiscal 2015, 2014, and 2013, respectively, because the impact of such options would have been antidilutive.

11. Common Stock
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program (the “2011 Share Repurchase Program”) to repurchase up to 5,000,000 shares of the Company’s common stock outstanding through December 31, 2014. On January 3, 2013, the Company’s Board of Directors amended the 2011 Share Repurchase Program (the “2013 Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2017.
The Company purchased 2,700,000 shares at an average price of $25.20 per share for an aggregate amount of $68.1 million in fiscal 2015. As of February 28, 2015, there were 1,205,000 shares remaining available to repurchase under the 2013 Amended Program.
On March 26, 2015, the Company’s Board of Directors amended the 2013 Amended Program (the “2015 Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2018. As a result, as of March 26, 2015, there were 6,205,000 shares available for repurchase in the aggregate under the 2013 and 2015 Amended Programs.
As of February 28, 2015, the Company held 13,706,000 shares of its common stock as treasury shares at an average price of $19.84 per share for an aggregate carrying amount of $271.9 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 and Amended 2009 Incentive Plans. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

On January 15, 2015, the Company increased its quarterly cash dividend to $0.09 per share from $0.08 per share of the Company’s common stock. The Company declared dividends of $15.7 million, $14.2 million, and $12.5 million during fiscal 2015, 2014, and 2013, respectively. As of February 28, 2015 and March 1, 2014, dividends declared but not paid were $4.2 million and $3.9 million, respectively. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
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
12. Redeemable Noncontrolling Interest
On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in Running Specialty, though the Company remained the majority owner. GCPI had the right to “put” and the Company had the right to “call” after March 4, 2017, under certain circumstances, GCPI’s interest in Running Specialty at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note (the “Promissory Note”), which was collateralized with GCPI’s interest in Running Specialty, due March 31, 2021 or earlier depending on certain stipulated events in the control of GCPI. The Promissory Note called for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI. The balance of the Promissory Note and related accrued interest was zero and $4.1 million at February 28, 2015 and March 1, 2014, respectively, and is netted against the redeemable noncontrolling interest, net on the consolidated balance sheets.
On April 25, 2014, the Company entered into a Membership Interest Purchase Agreement (the “Membership Agreement”) with GCPI to increase Finish Line’s ownership in Running Specialty for a purchase price of $10.5 million. The Company paid GCPI $9.0 million of the purchase price in cash at closing after deducting the $4.1 million balance of the Promissory Note that was due from GCPI to the Company. The remaining $1.5 million purchase price is due to GCPI upon the earlier of April 30, 2017 or the date of liquidation or consummation of a sale of Running Specialty. The balance of the $1.5 million liability is included in other long-term liabilities on the consolidated balance sheets. In addition, the Membership Agreement provided an additional “put” to GCPI and “call” to the Company of GCPI’s remaining interest in Running Specialty at an agreed upon price commencing on April 25, 2015 and ending on June 30, 2015, which would close on July 31, 2015.
The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest, net of the Promissory Note and related accrued interest and adjusted for cumulative earnings or loss allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital. As of February 28, 2015 and March 1, 2014, the redeemable noncontrolling interest was measured at historical cost basis.
A rollforward of redeemable noncontrolling interest, net is detailed below for each of the following fiscal years (in thousands):

	2015	2014
Redeemable noncontrolling interest, net, beginning of period	$1,774	$3,669
Net loss attributable to redeemable noncontrolling interest	(2,251)	(1,851)
Purchase of redeemable noncontrolling interest	(10,500)	—
Proceeds and interest related to the Promissory Note	4,083	(44)
Decrease in The Finish Line, Inc.’s additional paid-in capital for purchase of redeemable noncontrolling membership interest	6,984	—
Redeemable noncontrolling interest, net, end of period	$90	$1,774
13. Impairment Charges and Store Closing Costs
The $3.9 million in impairment charges and store closing costs that were recorded during fiscal 2015 were primarily the result of a $2.1 million charge for the write-off of tangible and indefinite-lived intangible assets related to one of the Company’s websites, as the Company determined the website was no longer going to be used for its originally intended purpose, a $0.5 million write-off of long-lived assets of four underperforming stores, and a $0.3 million write-off of obsolete store fixtures. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $1.0 million in store closing costs during fiscal 2015, which represents the non-cash write-off of fixtures and equipment upon a store or shop within a department store closing.
The $2.8 million in impairment charges and store closing costs that were recorded during fiscal 2014 were primarily the result of a $2.1 million write-off of obsolete store technology assets and fixtures. The asset impairment charges for the obsolete store technology assets and fixtures were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.7 million in store closing costs during fiscal 2014.
The $6.3 million in impairment charges and store closing costs that were recorded during fiscal 2013 were primarily due to a $3.7 million charge associated with the Company’s updated website that was launched during the third quarter of fiscal 2013. Subsequently, it became apparent that there was a degradation of the customer experience, evidenced by a decline in several key performance indicators. As a result, the Company made the strategic decision to transition back to the Company’s legacy website given the importance of the selling season. In February 2013, the Company made the decision to permanently abandon the updated website. The fiscal 2013 impairment charge also included a $1.9 million charge for the write-off of long-lived assets of 6 underperforming stores. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.7 million in store closing costs during fiscal 2013.
14. Commitments and Contingencies
Demandware, Inc. (the “Plaintiff”) filed an action against the Company in the United States District Court for the Southern District of New York on or about August 12, 2013, alleging breach of contract as it relates to the parties’ engagement to replace Finish Line’s web commerce platform (the “Dispute”). The Company subsequently filed a counterclaim against the Plaintiff related to the Dispute. During fiscal 2015, the parties entered into a Settlement Agreement and Release, which, among other things, included a provision releasing both parties of all claims and counterclaims in the matter (the “Settlement”). The Settlement did not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made. The Company believes there are no pending legal proceedings in which the Company is currently involved which will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

15. Quarterly Financial Information (Unaudited)
The Company’s merchandise is marketed during all seasons, with the highest volume of merchandise sold during the second and fourth fiscal quarters as a result of back-to-school and holiday shopping. The third fiscal quarter has traditionally had the lowest volume of merchandise sold and the lowest results of operations.
The following tables set forth quarterly operating data of the Company, including such data as a percentage of net sales, for fiscal 2015 and 2014. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments, other than those noted, necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	May 31, 2014		August 30, 2014		November 29, 2014		February 28, 2015
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$406,531	100.0%	$466,880	100.0%	$395,828	100.0%	$551,347	100.0%
Cost of sales (including occupancy costs)	277,651	68.3	311,760	66.8	284,074	71.8	363,298	65.9
Gross profit	128,880	31.7	155,120	33.2	111,754	28.2	188,049	34.1
Selling, general, and administrative expenses	108,896	26.8	111,882	24.0	114,923	29.0	123,754	22.4
Impairment charges and store closing costs	2,314	0.6	379	—	462	0.1	763	0.1
Operating income (loss)	17,670	4.3	42,859	9.2	(3,631)	(0.9)	63,532	11.6
Interest (expense) income, net	7	—	(1)	—	—	—	(21)	—
Income (loss) before income taxes	17,677	4.3	42,858	9.2	(3,631)	(0.9)	63,511	11.6
Income tax expense (benefit)	7,022	1.7	16,699	3.6	(6,126)	(1.5)	23,078	4.2
Net income	10,655	2.6	26,159	5.6	2,495	0.6	40,433	7.4
Net loss (income) attributable to redeemable noncontrolling interest	1,780	0.5	(2)	—	83	0.1	390	—
Net income attributable to The Finish Line, Inc.	$12,435	3.1%	$26,157	5.6%	$2,578	0.7%	$40,823	7.4%

Basic earnings per share attributable to The Finish Line, Inc. shareholders(a)	$0.26		$0.54		$0.05		$0.87
Diluted earnings per share attributable to The Finish Line, Inc. shareholders(a)	$0.25		$0.54		$0.05		$0.87
Dividends declared per share	$0.08		$0.08		$0.08		$0.09

(a)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total for the fiscal year.

	Quarter Ended
	June 1, 2013		August 31, 2013		November 30, 2013		March 1, 2014
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$351,053	100.0%	$436,030	100.0%	$364,455	100.0%	$518,872	100.0%
Cost of sales (including occupancy costs)	244,058	69.5	289,693	66.4	256,607	70.4	332,609	64.1
Gross profit	106,995	30.5	146,337	33.6	107,848	29.6	186,263	35.9
Selling, general, and administrative expenses	99,356	28.3	103,455	23.8	104,092	28.6	117,668	22.7
Impairment charges and store closing costs	186	0.1	17	—	1,007	0.2	1,557	0.3
Operating income	7,453	2.1	42,865	9.8	2,749	0.8	67,038	12.9
Interest income, net	14	—	10	—	3	—	10	—
Gain on sale of investment	—	—	—	—	—	—	2,076	0.4
Income before income taxes	7,467	2.1	42,875	9.8	2,752	0.8	69,124	13.3
Income tax expense	2,953	0.8	16,682	3.8	1,161	0.4	26,370	5.1
Net income	4,514	1.3	26,193	6.0	1,591	0.4	42,754	8.2
Net loss attributable to redeemable noncontrolling interest	561	0.1	314	0.1	727	0.2	249	0.1
Net income attributable to The Finish Line, Inc.	$5,075	1.4%	$26,507	6.1%	$2,318	0.6%	$43,003	8.3%

Basic earnings per share attributable to The Finish Line, Inc. shareholders(a)	$0.10		$0.54		$0.05		$0.88
Diluted earnings per share attributable to The Finish Line, Inc. shareholders(a)	$0.10		$0.54		$0.05		$0.87
Dividends declared per share	$0.07		$0.07		$0.07		$0.08

(a)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total for the fiscal year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control Over Financial Reporting. The report of management of the Company regarding internal control over financial reporting appears under the caption “Management’s Report On Internal Control Over Financial Reporting” in Item 8 preceding the Company’s financial statements of this Annual Report on Form 10-K and is incorporated by reference herein.
(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Except for information disclosed in Part I under the heading “Directors and Executive Officers of the Registrant,” the information required by this Item is incorporated by reference to the information contained under the captions “Management—Executive Officers and Directors,” “Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board of Directors, Committees, and Meetings—Meetings and Committees of the Board of Directors—The Audit Committee” in the Company’s Proxy Statement for its Annual Shareholders Meeting (the “2015 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of February 28, 2015, the Company’s most recent fiscal year-end. The Company has a Code of Ethics policy that applies to all officers, employees, and directors of the Company. It and other corporate governance documents are available on the Company’s website at www.finishline.com.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information contained under the caption “Executive Compensation” in the 2015 Proxy Statement to be filed within 120 days of February 28, 2015, the Company’s most recent fiscal year-end.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement to be filed within 120 days of February 28, 2015, the Company’s most recent fiscal year-end.
Equity Compensation Plan Information
The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers, or lenders), as of February 28, 2015:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders(1)	2,016,323	$20.90	4,997,559	(2)
Equity compensation plans not approved by shareholders	—	—	—
 _______________

(1)	These shares are subject to awards made or to be made under the Company’s 2002 Incentive Plan, Amended 2009 Incentive Plan, Non-Employee Director Stock Option Plan, and Employee Stock Purchase Plan.

(2)
Includes the following shares which remain available for future issuance under the referenced plans as of February 28, 2015: (i) 291,520 shares under the 2002 Incentive Plan; (ii) 2,756,556 shares under the Amended 2009 Incentive Plan, and (iii) 1,949,483 shares under the Employee Stock Purchase Plan. From and after July 23, 2009, the only shares issuable under the 2002 Incentive Plan (other than shares issuable upon the exercise of outstanding options, as disclosed in column (a)) include 291,520 shares eligible for issuance in respect of shares returned to the plan by forfeiture after July 23, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information contained under the captions “Executive Compensation—Related Party Transactions” and “Board of Directors, Committees, and Meetings—Independence of Directors” in the 2015 Proxy Statement to be filed within 120 days of February 28, 2015, the Company’s most recent fiscal year-end.

Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information contained under the captions “Audit Committee Report—Independent Auditor Fee Information” and “Audit Committee Report—Pre-Approval Policies and Proceedings” in the 2015 Proxy Statement to be filed within 120 days of February 28, 2015, the Company’s most recent fiscal year-end.

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
(c) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of The Finish Line, Inc., amended and restated as of July 23, 2009.

3.2	Bylaws of The Finish Line, Inc., amended as of July 23, 2009.

4.1	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(1)*

4.2	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(2)*

4.3	Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(3)*

4.4	Amendment No. 3 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(4)*

4.5	The Finish Line, Inc. 2009 Incentive Plan, as amended and restated.(5)*

10.1	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.(11)*

Exhibit Number	Description

10.2	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.(12)*

10.3	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.(13)*

10.4	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.(14)*

10.5	Form of Incentive Stock Award Letter pursuant to the 2002 Stock Incentive Plan.(15)*

10.6	Form of Indemnity Agreement between The Finish Line, Inc. and each of its Directors or Executive Officers.

10.7	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.*

10.8	The Finish Line, Inc. Employee Stock Purchase Plan.*

10.9	The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.(20)*

10.10	Amendment No. 1 to The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.(21)*

10.11	Amended and Restated Employment Agreement of Glenn S. Lyon, dated as of December 31, 2008.(22)*

10.12	Employment Agreement of Edward W. Wilhelm, dated as of March 30, 2009.(23)*

10.13	Amendment No. 1 to the Amended and Restated Employment Agreement of Edward W. Wilhelm.(24)*

10.14	Form of The Finish Line, Inc. 2009 Incentive Plan Non-Qualified Stock Option Award Agreement.*

10.15	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement.*

10.16
Amended and Restated Revolving Credit Facility Credit Agreement, dated as of November 30, 2012, by and among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holding, LLC as Borrowers, The Finish Line MA, Inc., as Guarantor, certain Lenders named therein, Bank of America, N.A., as Syndication Agent, and PNC Bank, National Association, as Administrative Agent, Lead Arranger, and Sole Book Runner.(16)

10.17	Amended and Restated Continuing Agreement of Guaranty And Suretyship—Subsidiaries, dated as of November 30, 2012, by The Finish Line MA, Inc.(17)

10.18	Amendment No. 1 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon.(25)*

10.19	Amendment No. 2 to the Amended and Restated Employment Agreement for Mr. Glenn Lyon.(26)*

10.20	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement for Time Based Vesting.(6)*

10.21	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement for Performance Based Vesting.(7)*

Exhibit Number	Description

10.22	Amended and Restated Employment Agreement of Samuel M. Sato, dated as of December 31, 2008.(18)*

10.23	Amendment No. 1 to the Amended and Restated Employment Agreement of Samuel M. Sato.(10)*

10.24	Retirement Agreement, effective June 30, 2013, by and between The Finish Line, Inc. and Steven J. Schneider.(9)*

10.25	Resignation and General Release Agreement, effective December 5, 2014, between Mark S. Landau and The Finish Line, Inc.(8)*

14	Code of Ethics of The Finish Line, Inc., amended as of February 11, 2013.(19)

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Form 10-K for the year ended February 28, 2015, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

_______________

(1)	Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(2)	Previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(3)	Previously filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(4)	Previously filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(5)	Previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2014 and incorporated herein by reference.

(6)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011 and incorporated herein by reference.

(7)	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011 and incorporated herein by reference.

(8)	Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2014 and incorporated herein by reference.

(9)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2013 and incorporated herein by reference.

(10)	Previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(11)	Previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 and incorporated herein by reference.

(13)	Previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 and incorporated herein by reference.

(14)	Previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 and incorporated herein by reference.

(15)	Previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 and incorporated herein by reference.

(16)	Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 and incorporated herein by reference.

(17)	Previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 and incorporated herein by reference.

(18)	Previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(19)	Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 and incorporated herein by reference.

(20)	Previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(21)	Previously filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014 and incorporated herein by reference.

(23)	Previously filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014 and incorporated herein by reference.

(24)	Previously filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014 and incorporated herein by reference.

(25)	Previously filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014 and incorporated herein by reference.

(26)	Previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014 and incorporated herein by reference.
_______________

*	Management contract or compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	April 29, 2015	By:	/S/ EDWARD W. WILHELM
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

Date:	April 29, 2015	/s/ GLENN S. LYON
Glenn S. Lyon, Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2015	/s/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	April 29, 2015	/s/ SAMUEL M. SATO
Samuel M. Sato, Director

Date:	April 29, 2015	/s/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date:	April 29, 2015	/s/ WILLIAM P. CARMICHAEL
William P. Carmichael, Director

Date:	April 29, 2015	/s/ CATHERINE A. LANGHAM
Catherine A. Langham, Director

Date:	April 29, 2015	/s/ DOLORES A. KUNDA
Dolores A. Kunda, Director

Date:	April 29, 2015	/s/ NORMAN H. GURWITZ
Norman H. Gurwitz, Director

Date:	April 29, 2015	/s/ RICHARD P. CRYSTAL
Richard P. Crystal, Director

Date:	April 29, 2015	/s/ TORRENCE BOONE
Torrence Boone, Director

Exhibit Index

Exhibit Number	Description

3.1	Restated Articles of Incorporation of The Finish Line, Inc., amended and restated as of July 23, 2009.

3.2	Bylaws of The Finish Line, Inc., amended as of July 23, 2009.

10.6	Form of Indemnity Agreement between The Finish Line, Inc. and each of its Directors or Executive Officers.

10.7	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.

10.8	The Finish Line, Inc. Employee Stock Purchase Plan.

10.14	Form of The Finish Line, Inc. 2009 Incentive Plan Non-Qualified Stock Option Award Agreement.

10.15	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement.

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Form 10-K for the year ended February 28, 2015, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.