Form 10-Q
period 2015-05-30
FINISH LINE INC /IN/
filed 2015-06-26
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2015

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
(Former name, former address, and former fiscal year, if changed since last report.)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock outstanding on June 12, 2015 was 44,871,651.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 30, 2015	May 31, 2014	February 28, 2015
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,193	$196,583	$149,569
Accounts receivable, net	16,222	16,839	16,663
Merchandise inventories, net	323,319	294,990	343,403
Income taxes receivable	13	—	8,963
Other	18,193	9,687	12,059
Total current assets	439,940	518,099	530,657
Property and equipment:
Land	1,557	1,557	1,557
Building	43,645	42,848	43,637
Leasehold improvements	250,665	242,731	248,399
Furniture, fixtures, and equipment	191,945	170,661	187,404
Construction in progress	102,326	66,702	102,944
	590,138	524,499	583,941
Less accumulated depreciation	314,765	295,777	309,581
Total property and equipment, net	275,373	228,722	274,360
Goodwill	44,187	29,458	34,719
Other assets, net	9,830	8,422	10,119
Total assets	$769,330	$784,701	$849,855

See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	May 30, 2015	May 31, 2014	February 28, 2015
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,576	$105,803	$133,053
Employee compensation	13,440	13,243	19,093
Accrued property and sales tax	8,816	8,743	10,499
Income taxes payable	—	5,523	—
Deferred income taxes	4,943	3,017	6,215
Other liabilities and accrued expenses	28,791	26,032	28,637
Total current liabilities	135,566	162,361	197,497
Commitments and contingencies
Deferred credits from landlords	29,964	28,674	29,143
Deferred income taxes	21,247	1,216	21,182
Other long-term liabilities	12,291	20,416	12,299
Redeemable noncontrolling interest, net	35	561	90
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding—(May 30, 2015 – 44,874; May 31, 2014 – 47,769; February 28, 2015 – 46,052)	601	601	601
Additional paid-in capital	228,847	220,219	227,006
Retained earnings	643,498	576,198	633,910
Treasury stock—(May 30, 2015 – 14,884; May 31, 2014 – 11,989; February 28, 2015 – 13,706)	(302,719)	(225,545)	(271,873)
Total shareholders’ equity	570,227	571,473	589,644
Total liabilities and shareholders’ equity	$769,330	$784,701	$849,855
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
Net sales	$443,394	$406,531
Cost of sales (including occupancy costs)	304,418	277,651
Gross profit	138,976	128,880
Selling, general, and administrative expenses	116,457	108,896
Impairment charges and store closing costs	168	2,314
Operating income	22,351	17,670
Interest (expense) income, net	(2)	7
Income before income taxes	22,349	17,677
Income tax expense	8,615	7,022
Net income	13,734	10,655
Net loss attributable to redeemable noncontrolling interest	55	1,780
Net income attributable to The Finish Line, Inc.	$13,789	$12,435

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.30	$0.26
Basic weighted average shares	45,436	47,929

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.30	$0.25
Diluted weighted average shares	45,719	48,360

Dividends declared per share	$0.09	$0.08
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
Operating activities:
Net income	$13,734	$10,655
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairment charges and store closing costs	168	2,314
Depreciation and amortization	10,095	9,644
Deferred income taxes	(1,207)	(1,131)
Loss on disposals of property and equipment	19	252
Gain on settlement of contingent consideration	(329)	—
Share-based compensation	2,390	2,127
Excess tax benefits from share-based compensation	(133)	(1,046)
Changes in operating assets and liabilities:
Accounts receivable, net	441	(769)
Merchandise inventories, net	20,717	10,574
Other assets	(5,601)	8,395
Accounts payable	(46,250)	(11,954)
Employee compensation	(5,653)	(11,026)
Income taxes payable	9,072	(1,129)
Other liabilities and accrued expenses	(2,979)	(2,687)
Deferred credits from landlords	821	1,016
Net cash (used in) provided by operating activities	(4,695)	15,235
Investing activities:
Capital expenditures for property and equipment	(18,879)	(20,614)
Acquisitions, net of cash acquired	(8,278)	(4,674)
Proceeds from disposals of property and equipment	16	7
Net cash used in investing activities	(27,141)	(25,281)
Financing activities:
Dividends paid to shareholders	(4,193)	(3,895)
(Payments) proceeds from issuance of common stock, net of settlement of tax withholding obligations	(176)	3,962
Excess tax benefits from share-based compensation	133	1,046
Purchases of treasury stock	(31,304)	(18,653)
Purchase of redeemable noncontrolling interest	—	(9,000)
Proceeds from repayment of related-party promissory note	—	4,090
Net cash used in financing activities	(35,540)	(22,450)
Net decrease in cash and cash equivalents	(67,376)	(32,496)
Cash and cash equivalents at beginning of period	149,569	229,079
Cash and cash equivalents at end of period	$82,193	$196,583
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of May 30, 2015 and May 31, 2014	$5,684	$5,520
Capital expenditures incurred but not yet paid as of February 28, 2015 and March 1, 2014	$13,532	$9,200
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
The Company has experienced, and expects to continue to experience, significant variability in sales, net income, and merchandise inventories from reporting period to reporting period. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015 (“fiscal 2015”), as filed with the Securities and Exchange Commission (“SEC”) on April 29, 2015.
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

	Thirteen Weeks Ended
Category	May 30, 2015		May 31, 2014
Footwear	$402,179	91%	$369,194	91%
Softgoods	41,215	9%	37,337	9%
Total net sales	$443,394	100%	$406,531	100%
Recent Accounting Pronouncements. Recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.
2. Acquisitions and Goodwill
During the thirteen weeks ended May 30, 2015, the Company completed one immaterial acquisition of assets for total consideration of $8.9 million. The entity from which the assets were acquired operated four specialty running stores in New York. In connection with this acquisition, the Company recorded goodwill of $8.8 million during the thirteen weeks ended May 30, 2015. Goodwill is deductible for U.S. federal income tax purposes.
The Company allocated the aggregated preliminary purchase price for the acquisition based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase price is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$8,816
Tangible assets, net of liabilities	115
Total purchase price	$8,931
During fiscal 2015, the Company completed seven individually immaterial acquisitions of assets for total consideration of $11.4 million, net of cash acquired. A component of the consideration for two of the acquisitions included contingent consideration with an estimated fair value of $0.7 million, which is included within other liabilities and accrued expenses on the consolidated balance sheets. The Company determined the estimated fair values based on discounted cash flow analyses and estimates made by management. The entities from which the assets were acquired operated 20 specialty running stores in Colorado, Indiana, Kansas, Michigan, Missouri, North Carolina, and Utah. In connection with these acquisitions, the Company recorded goodwill of $9.7 million.
During the thirteen weeks ended May 30, 2015, the Company made the final working capital payments for two of the fiscal 2015 acquisitions, which did not have a material effect on the preliminary purchase price allocation. The Company allocated the aggregated preliminary purchase prices based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase prices for the fiscal 2015 acquisitions is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$9,719
Tangible assets, net of liabilities	1,699
Total purchase price	$11,418
A reconciliation of goodwill is detailed below (in thousands):

Goodwill
Balance as of March 1, 2014	$25,608
Acquisitions	9,067
Other	44
Balance as of February 28, 2015	34,719
Acquisitions	8,816
Other	652
Balance as of May 30, 2015	$44,187
3. Fair Value Measurements
Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	May 30, 2015			May 31, 2014			February 28, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$6,425	$—	$—	$6,117	$—	$—	$6,424	$—	$—
Liabilities:
Contingent consideration liabilities	$—	$—	$441	$—	$—	$2,253	$—	$—	$650

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
Level 3 Valuation Techniques
Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.
The following table provides a reconciliation of the Company’s Level 3 contingent consideration liabilities during the thirteen weeks ended May 30, 2015 (in thousands):

Level 3 Liabilities
Balance as of February 28, 2015	$650
Contingent consideration from acquisition	120
Settlement of contingent consideration	(329)
Balance as of May 30, 2015	$441
The Company has certain assets that are measured at fair value on a non-recurring basis and are adjusted to fair value under certain circumstances that include those described in Note 7, Impairment Charges and Store Closing Costs. The categorization used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value.
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
Approximately $2.2 million in stand-by letters of credit were outstanding as of May 30, 2015 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of May 30, 2015. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $97.8 million as of May 30, 2015.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of May 30, 2015.
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
ASC 260-10 requires the inclusion of restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shares. During periods of net income, participating securities are allocated a proportional share of net income attributable to The Finish Line, Inc. determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of net income.
The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
Net income attributable to The Finish Line, Inc.	$13,789	$12,435
Net income attributable to The Finish Line, Inc. attributable to participating securities	165	149
Net income attributable to The Finish Line, Inc. available to common shareholders	$13,624	$12,286
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	45,436	47,929
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.30	$0.26
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	45,436	47,929
Dilutive effect of potential common shares(a)	283	431
Diluted weighted-average number of common shares outstanding	45,719	48,360
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.30	$0.25

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 1.4 million and 0.6 million shares of common stock in the thirteen weeks ended May 30, 2015 and May 31, 2014, respectively, because the impact of such options would have been anti-dilutive.

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
The Company purchased 1,250,000 shares at an average price of $25.04 per share for an aggregate amount of $31.3 million during the thirteen weeks ended May 30, 2015. As of May 30, 2015, there were 4,954,503 shares remaining available to repurchase under the 2015 Amended Program.

As of May 30, 2015, the Company held 14,884,449 shares of its common stock as treasury shares at an average price of $20.34 per share for an aggregate carrying amount of $302.7 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved for issuance upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Stock Incentive Plan of The Finish Line, Inc. (the “2002 Incentive Plan”) and The Finish Line, Inc. Amended and Restated 2009 Incentive Plan (the “Amended 2009 Incentive Plan”). Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On April 16, 2015, the Company announced a quarterly cash dividend of $0.09 per share of the Company’s common stock. The Company declared dividends of $4.2 million during the thirteen weeks ended May 30, 2015. The cash dividends of $4.2 million were paid on June 15, 2015 to shareholders of record on May 29, 2015 and were included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of May 30, 2015. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
7. Impairment Charges and Store Closing Costs
During the thirteen weeks ended May 30, 2015, the Company recorded $0.2 million in store closing costs, which represents the non-cash write-off of fixtures and equipment upon a store or shop within a department store closing.
The $2.3 million in impairment charges and store closing costs that were recorded during the thirteen weeks ended May 31, 2014, were primarily the result of a $2.1 million charge for the write-off of tangible and indefinite-lived intangible assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.2 million in store closing costs during the thirteen weeks ended May 31, 2014.
8. Commitments and Contingencies
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
9. Equity Compensation
General
Total share-based compensation expense for the thirteen weeks ended May 30, 2015 and May 31, 2014 was $2.4 million and $2.1 million, respectively.
Stock Option Activity
Stock options have been granted to non-employee directors, officers, and other key employees. Generally, options outstanding under the 2002 and Amended 2009 Incentive Plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years, and expire ten years after the date of grant. During the thirteen weeks ended May 30, 2015 and May 31, 2014, the Company granted approximately 761,550 and 601,000 options, respectively. The estimated weighted-average fair value of the individual options granted during the thirteen weeks ended May 30, 2015 and May 31, 2014, was $6.57 and $8.57, respectively, on the date of the grant. The fair values for all options were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
Dividend yield	1.49%	1.20%
Volatility	33.4%	37.1%
Risk-free interest rate	1.41%	1.73%
Expected life	5.0 years	5.0 years
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
As of May 30, 2015, there was $10.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 2.0 years.
Restricted Stock Activity
The Company has granted shares of the Company’s common stock to non-employee directors, officers, and other key employees that are subject to restrictions. The restricted stock granted to employees under the 2002 and Amended 2009 Incentive Plans either vest upon the achievement of specified levels of profitability growth over a three-year period or were granted such that they cliff-vest after a three-year period. For performance-based awards, should the profitability criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. During the thirteen weeks ended May 30, 2015 and May 31, 2014, the Company granted approximately 181,000 and 168,000 restricted shares, respectively.
As of May 30, 2015, there was $8.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 2.1 years.

10. Redeemable Noncontrolling Interest
On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in Running Specialty, though the Company remained the majority owner. GCPI has the right to “put” and the Company has the right to “call” after March 4, 2017, under certain circumstances, GCPI’s interest in Running Specialty at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note (the “Promissory Note”), which was collateralized with GCPI’s interest in Running Specialty, due March 31, 2021 or earlier depending on certain stipulated events in the control of GCPI. The Promissory Note called for interest payments based in part on a fixed rate and in part on participation in the value of other investments held by GCPI. The Promissory Note and related accrued interest had no balance at May 30, 2015 and May 31, 2014.
On April 25, 2014, the Company entered into a Membership Interest Purchase Agreement (“Membership Agreement”) with GCPI to increase the Company’s ownership in Running Specialty for a purchase price of $10.5 million. The Company paid GCPI $9.0 million of the purchase price in cash at closing after deducting the $4.1 million balance of the Promissory Note that was due from GCPI to the Company. The remaining $1.5 million purchase price is due to GCPI upon the earlier of April 30, 2017 or the date of liquidation or consummation of a sale of Running Specialty. The balance of the $1.5 million liability is included in other long-term liabilities on the consolidated balance sheets. In addition, the Membership Agreement provided an additional “put” to GCPI and “call” to the Company of GCPI’s remaining interest in Running Specialty at an agreed upon price commencing on April 25, 2015 and ending on June 30, 2015, which would close on July 31, 2015.
The redeemable noncontrolling interest is classified as mezzanine equity and measured at the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest, net of the Promissory Note and related accrued interest and adjusted for cumulative earnings or loss allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital. As of May 30, 2015 and May 31, 2014, the redeemable noncontrolling interest was measured at historical cost basis.
A rollforward of redeemable noncontrolling interest, net, is detailed below (in thousands):

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
Redeemable noncontrolling interest, net, beginning of period	$90	$1,774
Net loss attributable to redeemable noncontrolling interest	(55)	(1,780)
Purchase of redeemable noncontrolling interest	—	(10,500)
Proceeds and interest related to the Promissory Note	—	4,083
Decrease in The Finish Line, Inc.’s additional paid-in capital for purchase of redeemable noncontrolling membership interest	—	6,984
Redeemable noncontrolling interest, net, end of period	$35	$561

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q may contain certain statements that the Company believes are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
These forward-looking statements generally can be identified by use of statements that include, but are not limited to, words or phrases such as “believe”, “expect”, “anticipate”, “estimate”, “intend”, “future”, “forecast”, “outlook”, “foresee”, “predict”, “project”, “potential”, “plan”, “goal”, “will”, “will be”, “continue”, “lead to”, “expand”, “grow”, “confidence”, “could”, “should”, “may”, “might,” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans, or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); the availability and timely receipt of products; the ability to timely fulfill and ship products to customers; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending as well as increases in utility, freight, and product costs; product demand and market acceptance risks; deterioration of macro-economic and business conditions; the inability to locate and obtain or retain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing; loss of key employees; execution of strategic growth initiatives (including actual and potential mergers and acquisitions and other components of the Company’s capital allocation strategy); cybersecurity risks, including breach of customer data; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
General
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, contained in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015.
The Company is a premium retailer of athletic shoes, apparel, and accessories for men, women, and kids, throughout the United States, through multiple operating segments.
Brick and mortar comparable store sales are sales from Finish Line stores open longer than one year, beginning in the thirteenth month of a store’s operation. Expanded stores are excluded from the brick and mortar comparable store sales calculation until the thirteenth month following the re-opening of the store and temporarily closed stores are excluded during the months that the store is closed. This does not include shops within department stores.
Digital comparable sales are the change in sales year over year for the reporting period derived from finishline.com and m.finishline.com.
Finish Line comparable store sales is the aggregation of brick and mortar comparable store sales and digital comparable sales.
Running Specialty comparable store sales are sales from stores open longer than one year or operated longer than one year after being acquired, including e-commerce sales, beginning in the thirteenth month of a store’s operation or after it was acquired. Expanded stores are excluded from the Running Specialty comparable store sales calculation until the thirteenth month following the re-opening of the store and temporarily closed stores are excluded during the months that the store is closed.

The following tables set forth store/shop and square feet information for each of the following periods:

	Thirteen Weeks Ended
Number of stores/shops	May 30, 2015	May 31, 2014
Finish Line:
Beginning of period	637	645
Opened	2	3
Closed	(15)	(3)
End of period	624	645
Branded shops within department stores:
Beginning of period	395	185
Opened	—	77
Closed	—	—
End of period	395	262
Running Specialty:
Beginning of period	71	48
Acquired	4	8
Opened	1	2
Closed	—	—
End of period	76	58
Total:
Beginning of period	1,103	878
Acquired	4	8
Opened	3	82
Closed	(15)	(3)
End of period	1,095	965

Square feet information	May 30, 2015	May 31, 2014
Finish Line:
Square feet	3,413,420	3,512,190
Average store size	5,470	5,445
Branded shops within department stores:
Square feet	422,783	294,978
Average shop size	1,070	1,126
Running Specialty:
Square feet	275,842	199,905
Average store size	3,630	3,447
Total:
Square feet	4,112,045	4,007,073

Results of Operations
The following table sets forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	May 30, 2015		May 31, 2014
Footwear	$402,179	91%	$369,194	91%
Softgoods	41,215	9%	37,337	9%
Total net sales	$443,394	100%	$406,531	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for each of the following periods:

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
Net sales	100.0%	100.0%
Cost of sales (including occupancy costs)	68.7	68.3
Gross profit	31.3	31.7
Selling, general, and administrative expenses	26.2	26.8
Impairment charges and store closing costs	0.1	0.6
Operating income	5.0	4.3
Interest income, net	—	—
Income before income taxes	5.0	4.3
Income tax expense	1.9	1.7
Net income	3.1	2.6
Net loss attributable to redeemable noncontrolling interest	—	0.5
Net income attributable to The Finish Line, Inc.	3.1%	3.1%

Thirteen Weeks Ended May 30, 2015 Compared to the Thirteen Weeks Ended May 31, 2014
Net Sales

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
	(dollars in thousands)
Brick and mortar stores sales	$292,191	$295,431
Digital sales	67,685	49,947
Shops within department stores sales	59,522	43,847
Running Specialty sales	23,996	17,306
Total net sales	$443,394	$406,531

Brick and mortar comparable store sales increase	0.2%	2.5%
Digital comparable sales increase	35.5%	22.9%
Finish Line comparable store sales increase	5.5%	5.0%
Running Specialty comparable store sales decrease	(4.0)%	N/A
Net sales increased 9.1% for the thirteen weeks ended May 30, 2015 compared to the thirteen weeks ended May 31, 2014. The increase was attributable to a Finish Line comparable store sales increase of 5.5%, an increase in shops within department stores sales of 35.8%, primarily due to increased shop count, and an increase in Running Specialty sales of 38.7%, primarily due to increased store count, offset partially by a decrease in net sales resulting from a net decrease in Finish Line store count for the thirteen weeks ended May 30, 2015 compared to the thirteen weeks ended May 31, 2014. The Finish Line comparable store sales increase of 5.5% was due to an increase in average dollar per transaction, digital traffic, and digital conversion, partially offset by a decrease in store conversion and store traffic.
Consolidated footwear sales increased 8.9% for the thirteen weeks ended May 30, 2015 compared to the thirteen weeks ended May 31, 2014, which was primarily driven by a mid single digit increase in men’s, a low twenty percent increase in women’s, and a mid single digit increase in kids’ footwear sales. Consolidated softgoods sales increased 10.4% for the thirteen weeks ended May 30, 2015 compared to the thirteen weeks ended May 31, 2014.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
	(dollars in thousands)
Cost of sales (including occupancy costs)	$304,418	$277,651
Gross profit	$138,976	$128,880
Gross profit as a percentage of net sales	31.3%	31.7%
The 0.4% decrease in gross profit, as a percentage of net sales, for the thirteen weeks ended May 30, 2015 as compared to the thirteen weeks ended May 31, 2014, was primarily due to a 0.2% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.2% increase in occupancy costs, as a percentage of net sales. The 0.2% decrease in product margin, net of shrink, as a percentage of net sales, was primarily the result of higher shrink and being slightly more promotional in the thirteen weeks ended May 30, 2015 compared to the thirteen weeks ended May 31, 2014. The 0.2% increase in occupancy costs, as a percentage of net sales, was primarily due to deleveraging against the comparable store sales increase.
Selling, General, and Administrative Expenses

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
	(dollars in thousands)
Selling, general, and administrative expenses	$116,457	$108,896
Selling, general, and administrative expenses as a percentage of net sales	26.2%	26.8%

The $7.6 million increase in selling, general, and administrative expenses for the thirteen weeks ended May 30, 2015 as compared to the thirteen weeks ended May 31, 2014, was primarily due to the following: (1) the increased cost associated with store payroll related to the growth in shops within department stores and growth in Running Specialty stores; and (2) variable costs in fulfillment, Macys.com license fees, and payroll in conjunction with the 9.1% increase in consolidated net sales.
Impairment Charges and Store Closing Costs

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
	(dollars in thousands)
Impairment charges and store closing costs	$168	$2,314
Impairment charges and store closing costs as a percentage of net sales	0.1%	0.6%
Number of stores/shops closed	15	3
During the thirteen weeks ended May 30, 2015, the Company recorded $0.2 million in store closing costs, which represent the non-cash write-off of fixtures and equipment upon a store or shop within a department store closing.
The $2.3 million in impairment charges and store closing costs recorded during the thirteen weeks ended May 31, 2014, were primarily the result of a $2.1 million charge for the write-off of tangible and indefinite-lived intangible assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose. Additionally, the Company recorded $0.2 million in store closing costs during the thirteen weeks ended May 31, 2014.
Interest (Expense) Income, Net

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
	(dollars in thousands)
Interest (expense) income, net	$(2)	$7
Interest (expense) income, net as a percentage of net sales	—%	—%
Interest income is earned on the Company’s investments and interest expense is incurred from the unused commitment fee and letter of credit fees related to the Company’s Amended and Restated Credit Facility Credit Agreement.
Income Tax Expense

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
	(dollars in thousands)
Income tax expense	$8,615	$7,022
Income tax expense as a percentage of net sales	1.9%	1.7%
Effective income tax rate	38.5%	39.7%
The decrease in the effective tax rate is a result of a decrease in state tax expense and other non-deductible expenses incurred during the thirteen weeks ended May 30, 2015 compared to the thirteen weeks ended May 31, 2014.

Net Loss Attributable to Redeemable Noncontrolling Interest

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
	(dollars in thousands)
Net loss attributable to redeemable noncontrolling interest	$55	$1,780
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	—%	0.5%
The net loss attributable to redeemable noncontrolling interest represents the noncontrolling owner’s portion of the net loss generated by Running Specialty for the applicable period. The decrease for the thirteen weeks ended May 30, 2015 compared to the thirteen weeks ended May 31, 2014 was primarily due to the decrease in the noncontrolling owner's interest in Running Specialty and improved results of Running Specialty.
Net Income Attributable to The Finish Line, Inc.

	Thirteen Weeks Ended
	May 30, 2015	May 31, 2014
	(dollars in thousands, except for per share amounts)
Net income attributable to The Finish Line, Inc.	$13,789	$12,435
Net income attributable to The Finish Line, Inc. as a percentage of net sales	3.1%	3.1%
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.30	$0.25
The $1.4 million increase in net income attributable to The Finish Line, Inc. for the thirteen weeks ended May 30, 2015 compared to the thirteen weeks ended May 31, 2014 was primarily due to the increase in net sales and the decrease in impairment charges. These changes were partially offset by a decrease in gross profit as a percentage of net sales, the decrease in net loss attributable to redeemable noncontrolling interest, and the increase in selling, general, and administrative expenses to support the increase in sales in shops within department stores and Running Specialty in the current year.
Liquidity and Capital Resources
The Company’s primary source of working capital is cash on hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	May 30, 2015	May 31, 2014	February 28, 2015
Cash and cash equivalents	$82,193	$196,583	$149,569
Merchandise inventories, net	$323,319	$294,990	$343,403
Interest-bearing debt	$—	$—	$—
Working capital	$304,374	$355,738	$333,160
Operating Activities
Net cash used in operating activities for the thirteen weeks ended May 30, 2015 was $4.7 million compared to net cash provided by operating activities of $15.2 million for the thirteen weeks ended May 31, 2014. This decrease was primarily the result of a decrease in impairment charges and store closing costs and an increase in cash outflow in working capital balances, partially offset by an increase in net income for the thirteen weeks ended May 30, 2015 compared to the thirteen weeks ended May 31, 2014.
At May 30, 2015, the Company had cash and cash equivalents of $82.2 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At May 30, 2015, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories, net, increased 9.6% at May 30, 2015 compared to May 31, 2014, and decreased 5.8% from February 28, 2015. The increase in merchandise inventories, net over the prior year quarter is primarily related to an increase in inventory due to the expected increase in sales year over year. The decrease in merchandise inventories from February 28, 2015 is due to seasonality as the Company was building inventory at the end of the Company’s fiscal year 2015. The decrease in accounts payable from February 28, 2015 is primarily related to the decrease in merchandise inventories and the timing of merchandise inventory receipts.
Investing Activities
Net cash used in investing activities for the thirteen weeks ended May 30, 2015 was $27.1 million compared to $25.3 million for the thirteen weeks ended May 31, 2014. The increase in cash used in investing activities was primarily the result of a $3.6 million increase in cash paid for Running Specialty acquisitions, partially offset by a $1.7 million decrease in capital expenditures in the current year.
The Company intends to invest approximately $60 million in capital expenditures during the Company’s fiscal year 2016. Of this amount, approximately $25 million is intended for the construction of new brick and mortar stores and the remodeling or repositioning of 65-80 existing brick and mortar stores, including additional brand shops such as Finish Line’s Nike Track Club and Brand Jordan, as well as other key brand partnerships for “store-within-store” models. In addition, approximately $5-8 million is expected to be spent to reposition and expand 75-100 shops within department stores. The remaining $27-$30 million to be invested is related primarily to projected capital expenditures for technology investments to support new warehouse management, order management, and Macy’s merchandise systems, an upgrade of our digital platform, and enhancements to our customer data and analytics systems. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.
Financing Activities
Net cash used in financing activities for the thirteen weeks ended May 30, 2015 was $35.5 million compared to $22.5 million for the thirteen weeks ended May 31, 2014. The $13.0 million increase in cash used in financing activities was primarily due to a $12.7 million increase in stock repurchases, a $4.1 million decrease in proceeds from the issuance of common stock, $4.1 million of proceeds from the repayment of a related-party promissory note in the prior year, a $0.9 million decrease in excess tax benefits from share-based compensation, and a $0.3 million increase in dividends paid to shareholders, partially offset by the purchase of redeemable noncontrolling interest of $9.0 million in the thirteen weeks ended May 31, 2014.
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
The Company purchased 1,250,000 shares at an average price of $25.04 per share for an aggregate amount of $31.3 million during the thirteen weeks ended May 30, 2015. As of May 30, 2015, there were 4,954,503 shares remaining available to repurchase under the 2015 Amended Program.
As of May 30, 2015, the Company held 14,884,449 shares of its common stock as treasury shares at an average price of $20.34 per share for an aggregate carrying amount of $302.7 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Stock Incentive Plan of The Finish Line, Inc. and The Finish Line, Inc. Amended and Restated 2009 Incentive Plan. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Dividends
On April 16, 2015, the Company announced a quarterly cash dividend of $0.09 per share of the Company’s common stock. The Company declared dividends of $4.2 million during the thirteen weeks ended May 30, 2015, of which $4.2 million was included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of May 30, 2015 and was paid on June 15, 2015 to shareholders of record on May 29, 2015. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

Contractual Obligations
The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventory. For the thirteen weeks ended May 30, 2015, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015, other than those which occur in the ordinary course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings).
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates the Company’s accounting policies, estimates, and judgments, including those related to inventories, long-lived assets, and contingencies. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For a discussion of the Company’s market risk associated with interest rates as of February 28, 2015, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. For the thirteen weeks ended May 30, 2015, there has been no significant change in related market risk factors.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company is subject, from time to time, to certain legal proceedings and claims in the ordinary course of conducting its business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on its financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
Risk factors that affect the Company’s business and financial results are discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. There has been no significant change to identified risk factors for the thirteen weeks ended May 30, 2015.

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
Details on the shares repurchased under the 2013 and 2015 Amended Programs during the thirteen weeks ended May 30, 2015 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
March 1, 2015 – April 4, 2015	150,000	$24.70	150,000	6,054,503
April 5, 2015 – May 2, 2015	1,100,000	25.09	1,100,000	4,954,503
May 3, 2015 – May 30, 2015	—	—	—	4,954,503
	1,250,000	$25.04	1,250,000
_______________________
(1)The average price paid per share includes any brokerage commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description

10.1	Employment Agreement of Bill Kirkendall, dated as of April 25, 2014.*

10.2	Employment Agreement of Imran Jooma, dated as of February 9, 2015.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended May 30, 2015, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

*	Management contract or compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	June 26, 2015	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement of Bill Kirkendall, dated as of April 25, 2014.

10.2	Employment Agreement of Imran Jooma, dated as of February 9, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended May 30, 2015, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.