Form 10-Q
period 2015-08-29
FINISH LINE INC /IN/
filed 2015-09-25
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock outstanding on September 11, 2015 was 44,846,131.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	August 29, 2015	August 30, 2014	February 28, 2015
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,234	$190,583	$149,569
Accounts receivable, net	17,575	15,252	16,663
Merchandise inventories, net	366,335	329,924	343,403
Income taxes receivable	1,238	—	8,963
Other	25,450	11,852	12,059
Total current assets	510,832	547,611	530,657
Property and equipment:
Land	1,557	1,557	1,557
Building	43,758	43,300	43,637
Leasehold improvements	252,596	248,049	248,399
Furniture, fixtures, and equipment	194,772	176,036	187,404
Construction in progress	106,122	80,960	102,944
	598,805	549,902	583,941
Less accumulated depreciation	320,400	303,228	309,581
Total property and equipment, net	278,405	246,674	274,360
Goodwill	44,507	29,458	34,719
Other assets, net	9,101	9,013	10,119
Total assets	$842,845	$832,756	$849,855

See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	August 29, 2015	August 30, 2014	February 28, 2015
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,316	$127,601	$133,053
Employee compensation	21,249	14,349	19,093
Accrued property and sales tax	10,306	11,481	10,499
Income taxes payable	—	1,251	—
Deferred income taxes	4,956	5,327	6,215
Other liabilities and accrued expenses	29,556	26,273	28,637
Total current liabilities	188,383	186,282	197,497
Commitments and contingencies
Deferred credits from landlords	31,503	29,856	29,143
Deferred income taxes	20,327	2,339	21,182
Other long-term liabilities	11,953	18,934	12,299
Redeemable noncontrolling interest, net	—	563	90
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding—(August 29, 2015 – 44,845; August 30, 2014 – 47,796; February 28, 2015 – 46,052)	601	601	601
Additional paid-in capital	230,383	222,946	227,006
Retained earnings	665,423	598,489	633,910
Treasury stock—(August 29, 2015 – 14,913; August 30, 2014 – 11,963; February 28, 2015 – 13,706)	(305,728)	(227,254)	(271,873)
Total shareholders’ equity	590,679	594,782	589,644
Total liabilities and shareholders’ equity	$842,845	$832,756	$849,855
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net sales	$483,150	$466,880	$926,544	$873,411
Cost of sales (including occupancy costs)	323,943	311,760	628,361	589,411
Gross profit	159,207	155,120	298,183	284,000
Selling, general, and administrative expenses	117,604	111,882	234,061	220,778
Impairment charges and store closing costs	160	379	328	2,693
Operating income	41,443	42,859	63,794	60,529
Interest income (expense), net	1	(1)	(1)	6
Income before income taxes	41,444	42,858	63,793	60,535
Income tax expense	15,583	16,699	24,198	23,721
Net income	25,861	26,159	39,595	36,814
Net loss (income) attributable to redeemable noncontrolling interest	41	(2)	96	1,778
Net income attributable to The Finish Line, Inc.	$25,902	$26,157	$39,691	$38,592

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.57	$0.54	$0.87	$0.80
Basic weighted average shares	44,866	47,789	45,151	47,859

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.57	$0.54	$0.86	$0.79
Diluted weighted average shares	45,207	48,202	45,463	48,281

Dividends declared per share	$0.09	$0.08	$0.18	$0.16
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014
Operating activities:
Net income	$39,595	$36,814
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges and store closing costs	328	2,693
Depreciation and amortization	20,395	19,401
Deferred income taxes	(1,726)	2,302
Loss on disposals of property and equipment	32	282
Gain on settlement of contingent consideration	(329)	(1,103)
Share-based compensation	4,162	4,244
Excess tax benefits from share-based compensation	(284)	(1,646)
Changes in operating assets and liabilities:
Accounts receivable, net	(912)	1,082
Merchandise inventories, net	(22,299)	(24,360)
Other assets	(12,491)	6,483
Accounts payable	(1,182)	5,368
Employee compensation	2,156	(9,920)
Income taxes receivable/payable	8,016	(4,888)
Other liabilities and accrued expenses	(628)	(196)
Deferred credits from landlords	2,360	2,198
Net cash provided by operating activities	37,193	38,754
Investing activities:
Capital expenditures for property and equipment	(35,012)	(43,949)
Acquisitions, net of cash acquired	(8,278)	(4,674)
Proceeds from disposals of property and equipment	20	16
Cash paid for investment	—	(750)
Net cash used in investing activities	(43,270)	(49,357)
Financing activities:
Dividends paid to shareholders	(8,282)	(7,763)
Proceeds from issuance of common stock	1,683	5,727
Excess tax benefits from share-based compensation	284	1,646
Purchases of treasury stock	(35,922)	(22,243)
Purchase of redeemable noncontrolling interest	(1,000)	(9,000)
Proceeds from repayment of related-party promissory note	—	4,090
Cash paid for settlements of contingent consideration	(21)	(350)
Net cash used in financing activities	(43,258)	(27,893)
Net decrease in cash and cash equivalents	(49,335)	(38,496)
Cash and cash equivalents at beginning of period	149,569	229,079
Cash and cash equivalents at end of period	$100,234	$190,583
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of August 29, 2015 and August 30, 2014	$3,356	$9,996
Capital expenditures incurred but not yet paid as of February 28, 2015 and March 1, 2014	$13,532	$9,200
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

	Thirteen Weeks Ended
Category	August 29, 2015		August 30, 2014
Footwear	$432,323	89%	$417,827	89%
Softgoods	50,827	11%	49,053	11%
Total net sales	$483,150	100%	$466,880	100%

	Twenty-Six Weeks Ended
Category	August 29, 2015		August 30, 2014
Footwear	$834,501	90%	$787,017	90%
Softgoods	92,043	10%	86,394	10%
Total net sales	$926,544	100%	$873,411	100%
Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for fees paid in cloud computing arrangements, which provides guidance to assist entities in determining whether a cloud computing arrangement contains a software license. The guidance states that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and account for related costs in accordance with existing applicable U.S. GAAP. This guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual or interim reporting periods beginning after December 15, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. The Company is currently assessing the new guidance and its potential impact to its consolidated results of operations, financial position, and cash flows.
In July 2015, the FASB issued guidance on simplifying the measurement of inventory. The guidance, which applies to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, requires that entities measure inventory at the lower of cost or net realizable value. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The Company is currently assessing the potential impact of adopting this guidance, but does not, at this time, anticipate a material impact to its consolidated results of operations, financial position, or cash flows.
Other recently issued accounting guidance did not, or are not believed by management to have a material effect on the Company’s present or future consolidated results of operations, financial position, or cash flows.
2. Acquisitions and Goodwill
During the twenty-six weeks ended August 29, 2015, the Company completed one immaterial acquisition of assets for total consideration of $8.9 million. The entity from which the assets were acquired operated four specialty running stores in New York. In connection with this acquisition, the Company recorded goodwill of $9.1 million. Goodwill is deductible for U.S. federal income tax purposes.
The Company allocated the aggregated preliminary purchase price for the acquisition based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase price is detailed below (in thousands):

Allocation of Preliminary Purchase Price
Goodwill	$9,136
Tangible assets, net of liabilities	(205)
Total purchase price	$8,931
During fiscal 2015, the Company completed seven individually immaterial acquisitions of assets for total consideration of $11.4 million, net of cash acquired. A component of the consideration for two of the transactions included contingent consideration with an estimated fair value of $0.7 million, which was included within other liabilities and accrued expenses on the consolidated balance sheets. The Company determined the estimated fair values based on discounted cash flow analyses and estimates made by management. The entities from which the assets were acquired operated 20 specialty running stores in Colorado, Indiana, Kansas, Michigan, Missouri, North Carolina, and Utah. In connection with these acquisitions, the Company recorded goodwill of $9.7 million.

During the twenty-six weeks ended August 29, 2015, the Company made the final working capital payments for two of the fiscal 2015 acquisitions, which did not have a material effect on the preliminary purchase price allocation. The Company allocated the aggregated preliminary purchase prices based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase prices for the fiscal 2015 acquisitions is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$9,719
Tangible assets, net of liabilities	1,699
Total purchase price	$11,418
A reconciliation of goodwill is detailed below (in thousands):

Goodwill
Balance as of March 1, 2014	$25,608
Acquisitions	9,067
Other	44
Balance as of February 28, 2015	34,719
Acquisitions	9,136
Other	652
Balance as of August 29, 2015	$44,507
3. Fair Value Measurements
Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	August 29, 2015			August 30, 2014			February 28, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$6,102	$—	$—	$6,279	$—	$—	$6,424	$—	$—
Liabilities:
Contingent consideration liabilities	$—	$—	$420	$—	$—	$800	$—	$—	$650
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
The following table provides a reconciliation of the Company’s Level 3 contingent consideration liabilities during the twenty-six weeks ended August 29, 2015 (in thousands):

Level 3 Liabilities
Balance as of February 28, 2015	$650
Contingent consideration from acquisition	120
Settlement of contingent consideration	(350)
Balance as of August 29, 2015	$420
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
Approximately $1.6 million in stand-by letters of credit were outstanding as of August 29, 2015 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of August 29, 2015. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $98.4 million as of August 29, 2015.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of August 29, 2015.
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
The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net income attributable to The Finish Line, Inc.	$25,902	$26,157	$39,691	$38,592
Net income attributable to The Finish Line, Inc. attributable to participating securities	311	317	476	466
Net income attributable to The Finish Line, Inc. available to common shareholders	$25,591	$25,840	$39,215	$38,126
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	44,866	47,789	45,151	47,859
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.57	$0.54	$0.87	$0.80
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	44,866	47,789	45,151	47,859
Dilutive effect of potential common shares(a)	341	413	312	422
Diluted weighted-average number of common shares outstanding	45,207	48,202	45,463	48,281
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.57	$0.54	$0.86	$0.79

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 1.3 million and 0.7 million shares of common stock in the thirteen weeks ended August 29, 2015 and August 30, 2014, respectively, and 1.3 million and 0.6 million shares of common stock in the twenty-six weeks ended August 29, 2015 and August 30, 2014, respectively, because the impact of such options would have been anti-dilutive.

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
The Company purchased 1,416,667 shares at an average price of $25.36 per share for an aggregate amount of $35.9 million during the twenty-six weeks ended August 29, 2015. As of August 29, 2015, there were 4,787,836 shares remaining available to repurchase under the 2015 Amended Program.

As of August 29, 2015, the Company held 14,912,977 shares of its common stock as treasury shares at an average price of $20.50 per share for an aggregate carrying amount of $305.7 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Stock Incentive Plan of The Finish Line, Inc. (the “2002 Incentive Plan”) and The Finish Line, Inc. Amended and Restated 2009 Incentive Plan (the “Amended 2009 Incentive Plan”). Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On July 16, 2015, the Company announced a quarterly cash dividend of $0.09 per share of the Company’s common stock. The Company declared dividends of $8.2 million during the twenty-six weeks ended August 29, 2015, of which $4.1 million was included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of August 29, 2015. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
7. Impairment Charges and Store Closing Costs
During the twenty-six weeks ended August 29, 2015, the Company recorded $0.3 million in store closing costs, which represents the non-cash write-off of fixtures and equipment upon a store or shop within a department store closing.
The $2.7 million in impairment charges and store closing costs that were recorded during the twenty-six weeks ended August 30, 2014 were primarily the result of a $2.1 million charge for the write-off of tangible and indefinite-lived intangible assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.4 million in store closing costs during the twenty-six weeks ended August 30, 2014.
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
9. Equity Compensation
General
Total share-based compensation expense for both the twenty-six weeks ended August 29, 2015 and August 30, 2014 was $4.2 million.

Stock Option Activity
Stock options have been granted to non-employee directors, officers, and other key employees. Generally, options outstanding under the 2002 and Amended 2009 Incentive Plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years, and expire ten years after the date of grant. During the twenty-six weeks ended August 29, 2015 and August 30, 2014, the Company granted approximately 762,000 and 684,000 options, respectively. The estimated weighted-average fair value of the individual options granted during the twenty-six weeks ended August 29, 2015 and August 30, 2014, was $6.57 and $8.58, respectively, on the date of the grant. The fair values for all options were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014
Dividend yield	1.5%	1.2%
Volatility	33.4%	36.9%
Risk-free interest rate	1.4%	1.7%
Expected life	5.0 years	5.0 years
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
As of August 29, 2015, there was $9.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That expense is expected to be recognized over a weighted average period of 1.8 years.
Restricted Stock Activity
The Company has granted to non-employee directors, officers, and other key employees shares of the Company’s common stock that are subject to restrictions. The restricted stock granted to employees under the 2002 and Amended 2009 Incentive Plans either vest upon the achievement of specified levels of profitability growth over a three-year period or cliff-vest after a three-year period. For performance-based awards, should the profitability criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. During the twenty-six weeks ended August 29, 2015 and August 30, 2014, the Company granted approximately 208,000 and 208,000 restricted shares, respectively.
As of August 29, 2015, there was $7.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested restricted stock. That expense is expected to be recognized over a weighted average period of 1.9 years.
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
On April 25, 2014, the Company entered into a Membership Interest Purchase Agreement (“Membership Agreement”) with GCPI to increase the Company’s ownership in Running Specialty for a purchase price of $10.5 million. The Company paid GCPI $9.0 million of the purchase price in cash at closing after deducting the $4.1 million balance of the Promissory Note that was due from GCPI to the Company. The remaining $1.5 million purchase price is due to GCPI upon the earlier of April 30, 2017 or the date of liquidation or consummation of a sale of Running Specialty. The balance of the $1.5 million liability is included in other long-term liabilities on the consolidated balance sheets. In addition, the Membership Agreement provided an additional “put” to GCPI and “call” to the Company of GCPI’s interest in Running Specialty for $1.0 million commencing on April 25, 2015 and ending on June 30, 2015, which was exercised by GCPI on June 29, 2015 and closed on July 31, 2015. After the closing of the purchase on July 31, 2015, Running Specialty is now wholly owned by the Company.

The redeemable noncontrolling interest was classified as mezzanine equity and measured at the greater of estimated fair value at the end of each reporting period or the historical cost basis of the redeemable noncontrolling interest, net of the Promissory Note and related accrued interest and adjusted for cumulative earnings or loss allocations. The resulting increases or decreases in the estimated redemption amount were affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital. The redeemable noncontrolling interest was always measured at historical cost basis.
A rollforward of redeemable noncontrolling interest, net, is detailed below (in thousands):

	Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014
Redeemable noncontrolling interest, net, beginning of period	$90	$1,774
Net loss attributable to redeemable noncontrolling interest	(96)	(1,778)
Purchase of redeemable noncontrolling interest	(1,000)	(10,500)
Proceeds and interest related to the Promissory Note	—	4,083
Decrease in additional paid-in capital for purchase of redeemable noncontrolling membership interest	618	6,984
Decrease in deferred tax liability related to purchase of redeemable noncontrolling membership interest	388	—
Redeemable noncontrolling interest, net, end of period	$—	$563

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q may contain certain statements that the Company believes are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
These forward-looking statements generally can be identified by use of statements that include, but are not limited to, words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “future,” “forecast,” “outlook,” “foresee,” “predict,” “project,” “potential,” “plan,” “goal,” “will,” “will be,” “continue,” “lead to,” “expand,” “grow,” “confidence,” “could,” “should,” “may,” “might,” or other similar words or phrases. Similarly, statements that describe the Company’s objectives, plans, or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); the availability and timely receipt of products; the ability to timely fulfill and ship products to customers; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending as well as increases in utility, freight and product costs; product demand and market acceptance risks; deterioration of macro-economic and business conditions; the inability to locate and obtain or retain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing; loss of key employees; execution of strategic growth initiatives (including actual and potential mergers and acquisitions and other components of the Company’s capital allocation strategy); cybersecurity risks, including breach of customer data; a major failure of technology and information systems; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
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
Brick and mortar comparable store sales are sales from Finish Line stores open longer than one year, beginning in the thirteenth month of a store’s operation. Expanded stores are excluded from the brick and mortar comparable store sales calculation until the thirteenth month following the re-opening of the store and temporarily closed stores are excluded during the months that the store is closed. Brick and mortar comparable store sales do not include shops within department stores.
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

The following tables set forth store/shop and square feet information for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Number of stores/shops	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Finish Line:
Beginning of period	624	645	637	645
Opened	3	4	5	7
Closed	(7)	(2)	(22)	(5)
End of period	620	647	620	647
Branded shops within department stores:
Beginning of period	395	262	395	185
Opened	—	109	—	186
Closed	(1)	(1)	(1)	(1)
End of period	394	370	394	370
Running Specialty:
Beginning of period	76	58	71	48
Acquired	—	—	4	8
Opened	—	—	1	2
Closed	—	—	—	—
End of period	76	58	76	58
Total:
Beginning of period	1,095	965	1,103	878
Acquired	—	—	4	8
Opened	3	113	6	195
Closed	(8)	(3)	(23)	(6)
End of period	1,090	1,075	1,090	1,075

Square feet information	August 29, 2015	August 30, 2014
Finish Line:
Square feet	3,395,611	3,523,755
Average store size	5,477	5,446
Branded shops within department stores:
Square feet	448,861	372,672
Average shop size	1,139	1,007
Running Specialty:
Square feet	275,571	199,905
Average store size	3,626	3,447
Total:
Square feet	4,120,043	4,096,332

Results of Operations
The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	August 29, 2015		August 30, 2014
Footwear	$432,323	89%	$417,827	89%
Softgoods	50,827	11%	49,053	11%
Total net sales	$483,150	100%	$466,880	100%

	Twenty-Six Weeks Ended
Category	August 29, 2015		August 30, 2014
Footwear	$834,501	90%	$787,017	90%
Softgoods	92,043	10%	86,394	10%
Total net sales	$926,544	100%	$873,411	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	67.0	66.8	67.8	67.5
Gross profit	33.0	33.2	32.2	32.5
Selling, general, and administrative expenses	24.4	24.0	25.3	25.3
Impairment charges and store closing costs	—	—	—	0.3
Operating income	8.6	9.2	6.9	6.9
Interest income (expense), net	—	—	—	—
Income before income taxes	8.6	9.2	6.9	6.9
Income tax expense	3.2	3.6	2.6	2.7
Net income	5.4	5.6	4.3	4.2
Net loss (income) attributable to redeemable noncontrolling interest	—	—	—	0.2
Net income attributable to The Finish Line, Inc.	5.4%	5.6%	4.3%	4.4%

Thirteen and Twenty-Six Weeks Ended August 29, 2015 Compared to the Thirteen and Twenty-Six Weeks Ended August 30, 2014
Net Sales

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)		(dollars in thousands)
Brick and mortar stores sales	$337,218	$343,505	$629,409	$638,936
Digital sales	60,715	54,147	128,400	104,094
Shops within department stores sales	60,780	49,993	120,302	93,840
Running Specialty sales	24,437	19,235	48,433	36,541
Total net sales	$483,150	$466,880	$926,544	$873,411

Brick and mortar comparable store sales decrease	(0.2)%	(2.1)%	(0.1)%	(0.1)%
Digital comparable sales increase	12.1%	31.6%	23.3%	27.2%
Finish Line comparable store sales increase	1.5%	1.5%	3.4%	3.1%
Running Specialty comparable store sales decrease	(4.0)%	N/A	(3.7)%	N/A
Net sales increased 3.5% for the thirteen weeks ended August 29, 2015 compared to the thirteen weeks ended August 30, 2014. The increase was attributable to a Finish Line comparable store sales increase of 1.5%, an increase in shops within department stores sales of 21.6%, primarily due to increased shop count, and an increase in Running Specialty sales of 27.0%, primarily due to increased store count, offset partially by a decrease in net sales resulting from a net decrease in Finish Line store count for the thirteen weeks ended August 29, 2015 compared to the thirteen weeks ended August 30, 2014. The Finish Line comparable store sales increase of 1.5% was due to an increase in average dollar per transaction and digital traffic, partially offset by a decrease in store conversion, store traffic, and digital conversion.
Consolidated footwear sales increased 3.5% for the thirteen weeks ended August 29, 2015 compared to the thirteen weeks ended August 30, 2014, which was primarily driven by percentage increases in the low single digits in men’s, mid teens in women’s, and mid single digits in kids’ footwear sales. Consolidated softgoods sales increased 3.6% for the thirteen weeks ended August 29, 2015 compared to the thirteen weeks ended August 30, 2014.
Net sales increased 6.1% for the twenty-six weeks ended August 29, 2015 compared to the twenty-six weeks ended August 30, 2014. The increase was attributable to a Finish Line comparable store sales increase of 3.4%, an increase in shops within department stores sales of 28.2%, primarily due to increased shop count, and an increase in Running Specialty sales of 32.5%, primarily due to increased store count, offset partially by a decrease in net sales resulting from a net decrease in Finish Line store count for the twenty-six weeks ended August 29, 2015 compared to the twenty-six weeks ended August 30, 2014. The Finish Line comparable store sales increase of 3.4% was due to an increase in average dollar per transaction, digital traffic, and digital conversion, partially offset by a decrease in store conversion and store traffic.
Consolidated footwear sales increased 6.0% for the twenty-six weeks ended August 29, 2015 compared to the twenty-six weeks ended August 30, 2014, which was primarily driven by percentage increases in the mid single digits in men’s, high teens in women’s, and mid single digits in kids’ footwear sales. Consolidated softgoods sales increased 6.5% for the twenty-six weeks ended August 29, 2015 compared to the twenty-six weeks ended August 30, 2014.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)		(dollars in thousands)
Cost of sales (including occupancy costs)	$323,943	$311,760	$628,361	$589,411
Gross profit	$159,207	$155,120	$298,183	$284,000
Gross profit as a percentage of net sales	33.0%	33.2%	32.2%	32.5%
The 0.2% decrease in gross profit, as a percentage of net sales, for the thirteen weeks ended August 29, 2015 as compared to the thirteen weeks ended August 30, 2014, was primarily due to a 0.3% increase in occupancy costs, as a percentage of net sales, partially offset by a 0.1% increase in product margin. The 0.3% increase in occupancy costs, as a percentage of net sales, was primarily due to deleveraging against the comparable store sales increase. The 0.1% increase in product margin, net of shrink, as a percentage of net sales, was primarily the result of being slightly less promotional, partially offset by higher shrink in the thirteen weeks ended August 29, 2015 compared to the thirteen weeks ended August 30, 2014.
The 0.3% decrease in gross profit, as a percentage of net sales, for the twenty-six weeks ended August 29, 2015 as compared to the twenty-six weeks ended August 30, 2014, was primarily due to a 0.3% increase in occupancy costs, as a percentage of net sales. The 0.3% increase in occupancy costs, as a percentage of net sales, was primarily due to deleveraging against the comparable store sales increase.
Selling, General, and Administrative Expenses

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)		(dollars in thousands)
Selling, general, and administrative expenses	$117,604	$111,882	$234,061	$220,778
Selling, general, and administrative expenses as a percentage of net sales	24.4%	24.0%	25.3%	25.3%
The $5.7 million increase in selling, general, and administrative expenses for the thirteen weeks ended August 29, 2015 as compared to the thirteen weeks ended August 30, 2014 was primarily due to the following: (1) the increased cost associated with store payroll related to the growth in shops within department stores and growth in Running Specialty stores; and (2) variable costs in fulfillment, Macys.com license fees, and payroll in conjunction with the 3.5% increase in consolidated net sales.
The $13.3 million increase in selling, general, and administrative expenses for the twenty-six weeks ended August 29, 2015 as compared to the twenty-six weeks ended August 30, 2014 was primarily due to the following: (1) the increased cost associated with store payroll related to the growth in shops within department stores and growth in Running Specialty stores; and (2) variable costs in fulfillment, Macys.com license fees, and payroll in conjunction with the 6.1% increase in consolidated net sales.

Impairment Charges and Store Closing Costs

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)		(dollars in thousands)
Impairment charges and store closing costs	$160	$379	$328	$2,693
Impairment charges and store closing costs as a percentage of net sales	—%	—%	—%	0.3%
Number of stores/shops closed	8	3	23	6
During the twenty-six weeks ended August 29, 2015, the Company recorded $0.3 million in store closing costs, which represent the non-cash write-off of fixtures and equipment upon a store or shop within a department store closing.
The $2.7 million in impairment charges and store closing costs recorded during the twenty-six weeks ended August 30, 2014, were primarily the result of a $2.1 million charge for the write-off of tangible and indefinite-lived intangible assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose. Additionally, the Company recorded $0.4 million in store closing costs during the twenty-six weeks ended August 29, 2015.
Interest Income (Expense), Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)		(dollars in thousands)
Interest income (expense), net	$1	$(1)	$(1)	$6
Interest income (expense), net as a percentage of net sales	—%	—%	—%	—%
Interest income is earned on the Company’s investments and interest expense is incurred from the unused commitment fee and letter of credit fees related to the Company’s Amended and Restated Revolving Credit Facility Credit Agreement.
Income Tax Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)		(dollars in thousands)
Income tax expense	$15,583	$16,699	$24,198	$23,721
Income tax expense as a percentage of net sales	3.2%	3.6%	2.6%	2.7%
Effective income tax rate	37.6%	39.0%	37.9%	39.2%
The decrease in the effective tax rate is the result of a decrease in state tax expense and other non-deductible expenses incurred during the thirteen and twenty-six weeks ended August 29, 2015 compared to the thirteen and twenty-six weeks ended August 30, 2014.

Net Loss (Income) Attributable to Redeemable Noncontrolling Interest

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)		(dollars in thousands)
Net loss (income) attributable to redeemable noncontrolling interest	$41	$(2)	$96	$1,778
Net loss (income) attributable to redeemable noncontrolling interest as a percentage of net sales	—%	—%	—%	0.2%
The net loss (income) attributable to redeemable noncontrolling interest represents the noncontrolling owner’s portion of the net loss generated by Running Specialty for the applicable period.
Net Income Attributable to The Finish Line, Inc.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)		(dollars in thousands)
Net income attributable to The Finish Line, Inc.	$25,902	$26,157	$39,691	$38,592
Net income attributable to The Finish Line, Inc. as a percentage of net sales	5.4%	5.6%	4.3%	4.4%
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.57	$0.54	$0.86	$0.79
The $0.3 million decrease in net income attributable to The Finish Line, Inc. for the thirteen weeks ended August 29, 2015 compared to the thirteen weeks ended August 30, 2014 was primarily due to a decrease in gross profit as a percentage of net sales and the increase in selling, general, and administrative expenses to support the increase in sales and shops within department stores and Running Specialty in the current year, partially offset by the increase in net sales and the decrease in impairment charges.
The $1.1 million increase in net income attributable to The Finish Line, Inc. for the twenty-six weeks ended August 29, 2015 compared to the twenty-six weeks ended August 30, 2014 was primarily due to the increase in net sales and the decrease in impairment charges, which were partially offset by a decrease in gross profit as a percentage of net sales and the increase in selling, general, and administrative expenses to support the increase in sales in shops within department stores and Running Specialty in the current year.
Liquidity and Capital Resources
The Company’s primary source of working capital is cash-on-hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	August 29, 2015	August 30, 2014	February 28, 2015
Cash and cash equivalents	$100,234	$190,583	$149,569
Merchandise inventories, net	$366,335	$329,924	$343,403
Interest-bearing debt	$—	$—	$—
Working capital	$322,449	$361,329	$333,160
Operating Activities
Net cash provided by operating activities for the twenty-six weeks ended August 29, 2015 was $37.2 million compared to net cash provided by operating activities of $38.8 million for the twenty-six weeks ended August 30, 2014. The decrease was primarily the result of a decrease in deferred income taxes, impairment charges and store closing costs, and an increase in cash outflow in working capital balances, partially offset by an increase in net income for the twenty-six weeks ended August 29, 2015 compared to the twenty-six weeks ended August 30, 2014.

At August 29, 2015, the Company had cash and cash equivalents of $100.2 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At August 29, 2015, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories, net, increased 11.0% at August 29, 2015 compared to August 30, 2014, and increased 6.7% from February 28, 2015. The increase in merchandise inventories, net over the prior year quarter is primarily related to a seasonable build due to a later Labor Day which shifted some back to school sales into the third quarter. The increase in merchandise inventories from February 28, 2015 is due to seasonality as the Company increased inventories for the back to school selling season.
Investing Activities
Net cash used in investing activities for the twenty-six weeks ended August 29, 2015 was $43.3 million compared to $49.4 million for the twenty-six weeks ended August 30, 2014. The decrease in cash used in investing activities was primarily the result of a $3.6 million increase in Running Specialty acquisitions, partially offset by an $8.9 million decrease in capital expenditures in the current year.
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
Financing Activities
Net cash used in financing activities for the twenty-six weeks ended August 29, 2015 was $43.3 million compared to $27.9 million for the twenty-six weeks ended August 30, 2014. The $15.4 million increase in cash used in financing activities was primarily due to a $13.7 million increase in stock repurchases, $4.1 million of proceeds from the repayment of a related-party promissory note in the prior year, a $4.0 million decrease in proceeds from the issuance of common stock, a $1.4 million decrease in excess tax benefits from share-based compensation, the purchase of redeemable noncontrolling interest of $1.0 million, and a $0.5 million increase in dividends paid to shareholders, offset partially by the purchase of redeemable noncontrolling interest of $9.0 million during the twenty-six weeks ended August 30, 2014.
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
The Company purchased 1,416,667 shares at an average price of $25.36 per share for an aggregate amount of $35.9 million during the twenty-six weeks ended August 29, 2015. As of August 29, 2015, there were 4,787,836 shares remaining available to repurchase under the 2015 Amended Program.
As of August 29, 2015, the Company held 14,912,977 shares of its common stock as treasury shares at an average price of $20.50 per share for an aggregate carrying amount of $305.7 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Stock Incentive Plan of The Finish Line, Inc. and The Finish Line, Inc. Amended and Restated 2009 Incentive Plans. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

Dividends
On July 16, 2015, the Company announced a quarterly cash dividend of $0.09 per share of the Company’s common stock. The Company declared dividends of $8.2 million during the twenty-six weeks ended August 29, 2015, of which $4.1 million was included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of August 29, 2015 and was paid on September 14, 2015 to shareholders of record on August 28, 2015. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
Contractual Obligations
The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventory. For the twenty-six weeks ended August 29, 2015, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015, other than those which occur in the ordinary course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings).
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
For a discussion of the Company’s market risk associated with interest rates as of February 28, 2015, see “Quantitative and Qualitative Disclosures about Market Risks” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. For the twenty-six weeks ended August 29, 2015, there has been no significant change in related market risk factors.

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
Risk factors that affect the Company’s business and financial results are discussed in “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. There has been no significant change to identified risk factors for the twenty-six weeks ended August 29, 2015.

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
Details on the shares repurchased under the 2015 Amended Program during the thirteen weeks ended August 29, 2015 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
May 31, 2015 – July 4, 2015	—	$—	—	4,954,503
July 5, 2015 – August 1, 2015	166,667	27.71	166,667	4,787,836
August 2, 2015 – August 29, 2015	—	—	—	4,787,836
	166,667	$27.71	166,667
_______________________
(1)The average price paid per share includes any brokerage commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended August 29, 2015, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	September 25, 2015	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended August 29, 2015, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.