Form 10-Q
period 2015-11-28
FINISH LINE INC /IN/
filed 2016-01-07
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2015

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock outstanding on December 25, 2015 was 44,357,253.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	November 28, 2015	November 29, 2014	February 28, 2015
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,273	$85,426	$149,569
Accounts receivable, net	19,595	14,336	16,663
Merchandise inventories, net	414,626	398,615	343,403
Income taxes receivable	28,941	18,449	8,963
Other	26,563	11,599	12,059
Total current assets	544,998	528,425	530,657
Property and equipment:
Land	1,557	1,557	1,557
Building	43,771	43,409	43,637
Leasehold improvements	256,906	251,464	248,399
Furniture, fixtures, and equipment	269,272	182,304	187,404
Construction in progress	35,691	84,702	102,944
	607,197	563,436	583,941
Less accumulated depreciation	325,115	307,174	309,581
Total property and equipment, net	282,082	256,262	274,360
Goodwill	44,029	32,902	34,719
Other assets, net	8,667	9,017	10,119
Total assets	$879,776	$826,606	$849,855

See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	November 28, 2015	November 29, 2014	February 28, 2015
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,840	$145,585	$133,053
Employee compensation	18,602	17,433	19,093
Accrued property and sales tax	8,257	9,470	10,499
Income taxes payable	—	—	—
Deferred income taxes	5,001	6,380	6,215
Other liabilities and accrued expenses	34,198	30,181	28,637
Total current liabilities	257,898	209,049	197,497
Commitments and contingencies
Deferred credits from landlords	32,390	29,507	29,143
Deferred income taxes	20,494	8,455	21,182
Other long-term liabilities	11,405	12,170	12,299
Redeemable noncontrolling interest, net	—	480	90
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding—(November 28, 2015 – 44,357; November 29, 2014 – 46,677; February 28, 2015 – 46,052)	601	601	601
Additional paid-in capital	232,697	225,368	227,006
Retained earnings	639,552	597,280	633,910
Treasury stock—(November 28, 2015 – 15,401; November 29, 2014 – 13,081; February 28, 2015 – 13,706)	(315,261)	(256,304)	(271,873)
Total shareholders’ equity	557,589	566,945	589,644
Total liabilities and shareholders’ equity	$879,776	$826,606	$849,855
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net sales	$382,090	$395,828	$1,308,634	$1,269,239
Cost of sales (including occupancy costs)	293,574	284,074	921,935	873,485
Gross profit	88,516	111,754	386,699	395,754
Selling, general, and administrative expenses	125,019	114,923	359,080	335,701
Impairment charges and store closing costs	181	462	509	3,155
Operating (loss) income	(36,684)	(3,631)	27,110	56,898
Interest (expense) income, net	(3)	—	(4)	6
(Loss) income before income taxes	(36,687)	(3,631)	27,106	56,904
Income tax (benefit) expense	(14,852)	(6,126)	9,346	17,595
Net (loss) income	(21,835)	2,495	17,760	39,309
Net loss attributable to redeemable noncontrolling interest	—	83	96	1,861
Net (loss) income attributable to The Finish Line, Inc.	$(21,835)	$2,578	$17,856	$41,170

Basic (loss) earnings per share attributable to The Finish Line, Inc. shareholders	$(0.49)	$0.05	$0.39	$0.85
Basic weighted average shares	44,542	47,107	44,948	47,609

Diluted (loss) earnings per share attributable to The Finish Line, Inc. shareholders	$(0.49)	$0.05	$0.39	$0.85
Diluted weighted average shares	44,542	47,478	45,211	48,013

Dividends declared per share	$0.09	$0.08	$0.27	$0.24
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014
Operating activities:
Net income	$17,760	$39,309
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment charges and store closing costs	509	3,155
Depreciation and amortization	31,435	28,447
Deferred income taxes	(945)	9,471
Loss on disposals of property and equipment	117	356
Gain on settlement of contingent consideration	(329)	(1,303)
Share-based compensation	6,478	6,515
Excess tax benefits from share-based compensation	(315)	(2,032)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,932)	2,046
Merchandise inventories, net	(70,590)	(91,441)
Other assets	(13,400)	6,730
Accounts payable	68,988	24,269
Employee compensation	(491)	(6,836)
Income taxes receivable/payable	(20,007)	(30,057)
Other liabilities and accrued expenses	1,907	1,220
Deferred credits from landlords	3,247	1,849
Net cash provided by (used in) operating activities	21,432	(8,302)
Investing activities:
Capital expenditures for property and equipment	(50,658)	(64,163)
Acquisitions, net of cash acquired	(8,278)	(9,481)
Proceeds from disposals of property and equipment	20	28
Cash paid for investment	—	(750)
Net cash used in investing activities	(58,916)	(74,366)
Financing activities:
Dividends paid to shareholders	(12,367)	(11,637)
Proceeds from issuance of common stock	1,846	6,321
Excess tax benefits from share-based compensation	315	2,032
Purchases of treasury stock	(45,585)	(52,191)
Purchase of redeemable noncontrolling interest	(1,000)	(9,000)
Proceeds from repayment of related-party promissory note	—	4,090
Cash paid for settlements of contingent consideration	(21)	(600)
Net cash used in financing activities	(56,812)	(60,985)
Net decrease in cash and cash equivalents	(94,296)	(143,653)
Cash and cash equivalents at beginning of period	149,569	229,079
Cash and cash equivalents at end of period	$55,273	$85,426
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of November 28, 2015 and November 29, 2014	$2,710	$8,597
Capital expenditures incurred but not yet paid as of February 28, 2015 and March 1, 2014	$13,532	$9,200
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

	Thirteen Weeks Ended
Category	November 28, 2015		November 29, 2014
Footwear	$329,778	86%	$335,467	85%
Softgoods	52,312	14%	60,361	15%
Total net sales	$382,090	100%	$395,828	100%

	Thirty-Nine Weeks Ended
Category	November 28, 2015		November 29, 2014
Footwear	$1,164,279	89%	$1,122,484	88%
Softgoods	144,355	11%	146,755	12%
Total net sales	$1,308,634	100%	$1,269,239	100%
Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for fees paid in cloud computing arrangements, which provides guidance to assist entities in determining whether a cloud computing arrangement contains a software license. The guidance states that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses, and if a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and account for related costs in accordance with existing applicable U.S. GAAP. This guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, but does not, at this time, anticipate a material impact on its consolidated financial position, results of operations, and cash flows.

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
In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation, be classified as noncurrent on the balance sheet. The change to noncurrent classification could have a significant impact on working capital. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, and cash flows.
Other recently issued accounting guidance did not, or are not believed by management to have a material effect on the Company’s present or future consolidated results of operations, financial position, or cash flows.
2. Acquisitions and Goodwill
During the thirty-nine weeks ended November 28, 2015, the Company completed one immaterial acquisition for total consideration of $8.9 million. The entity from which the assets were acquired operated four specialty running stores in New York. In connection with this acquisition, the Company recorded goodwill of $9.1 million. Goodwill is deductible for U.S. federal income tax purposes.
The Company allocated the aggregated preliminary purchase price for the acquisition based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase price is detailed below (in thousands):

Allocation of Preliminary Purchase Price
Goodwill	$9,147
Tangible assets, net of liabilities	(216)
Total purchase price	$8,931
During fiscal 2015, the Company completed seven individually immaterial acquisitions for total consideration of $11.4 million, net of cash acquired. A component of the consideration for two of the transactions included contingent consideration with an estimated fair value of $0.7 million, which was included within other liabilities and accrued expenses on the consolidated balance sheets. The Company determined the estimated fair values based on discounted cash flow analyses and estimates made by management. The entities from which the assets were acquired operated 20 specialty running stores in Colorado, Indiana, Kansas, Michigan, Missouri, North Carolina, and Utah. In connection with these acquisitions, the Company recorded goodwill of $9.2 million.

During the thirty-nine weeks ended November 28, 2015, the Company made the final working capital payments for four of the fiscal 2015 acquisitions, which did not have a material effect on the preliminary purchase price allocation. The Company allocated the aggregated preliminary purchase prices based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the preliminary purchase prices for the fiscal 2015 acquisitions is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$9,230
Tangible assets, net of liabilities	2,188
Total purchase price	$11,418
A reconciliation of goodwill is detailed below (in thousands):

Goodwill
Balance as of March 1, 2014	$25,608
Acquisitions	9,067
Other	44
Balance as of February 28, 2015	34,719
Acquisitions	9,147
Other	163
Balance as of November 28, 2015	$44,029
3. Fair Value Measurements
Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	November 28, 2015			November 29, 2014			February 28, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$5,872	$—	$—	$6,273	$—	$—	$6,424	$—	$—
Liabilities:
Contingent consideration liabilities	$—	$—	$420	$—	$—	$350	$—	$—	$650
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
The following table provides a reconciliation of the Company’s Level 3 contingent consideration liabilities during the thirty-nine weeks ended November 28, 2015 (in thousands):

Level 3 Liabilities
Balance as of February 28, 2015	$650
Contingent consideration from acquisition	120
Settlement of contingent consideration	(350)
Balance as of November 28, 2015	$420
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
Approximately $1.6 million in stand-by letters of credit were outstanding as of November 28, 2015 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of November 28, 2015. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $98.4 million as of November 28, 2015.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of November 28, 2015.
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
The following is a reconciliation of the numerators and denominators used in computing (loss) earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net (loss) income attributable to The Finish Line, Inc.	$(21,835)	$2,578	$17,856	$41,170
Net income attributable to The Finish Line, Inc. attributable to participating securities	—	32	214	498
Net (loss) income attributable to The Finish Line, Inc. available to common shareholders	$(21,835)	$2,546	$17,642	$40,672
Basic (loss) earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	44,542	47,107	44,948	47,609
Basic (loss) earnings per share attributable to The Finish Line, Inc. shareholders	$(0.49)	$0.05	$0.39	$0.85
Diluted (loss) earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	44,542	47,107	44,948	47,609
Dilutive effect of potential common shares(a)	—	371	263	404
Diluted weighted-average number of common shares outstanding	44,542	47,478	45,211	48,013
Diluted (loss) earnings per share attributable to The Finish Line, Inc. shareholders	$(0.49)	$0.05	$0.39	$0.85

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 2.6 million and 0.7 million shares of common stock in the thirteen weeks ended November 28, 2015 and November 29, 2014, respectively, and 1.5 million and 0.6 million shares of common stock in the thirty-nine weeks ended November 28, 2015 and November 29, 2014, respectively, because the impact of such options would have been anti-dilutive.

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
The Company purchased 1,916,667 shares at an average price of $23.78 per share for an aggregate amount of $45.6 million during the thirty-nine weeks ended November 28, 2015. As of November 28, 2015, there were 4,287,836 shares remaining available to repurchase under the 2015 Amended Program.

As of November 28, 2015, the Company held 15,401,424 shares of its common stock as treasury shares at an average price of $20.47 per share for an aggregate carrying amount of $315.3 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Stock Incentive Plan of The Finish Line, Inc. (the “2002 Incentive Plan”) and The Finish Line, Inc. Amended and Restated 2009 Incentive Plan (the “Amended 2009 Incentive Plan”). Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On October 15, 2015, the Company announced a quarterly cash dividend of $0.09 per share of the Company’s common stock. The Company declared dividends of $12.2 million during the thirty-nine weeks ended November 28, 2015, of which $4.0 million was included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of November 28, 2015. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
7. Impairment Charges and Store Closing Costs
During the thirty-nine weeks ended November 28, 2015, the Company recorded $0.5 million in store closing costs, which represents the non-cash write-off of fixtures and equipment upon a store or shop within a department store closing.
The $3.2 million in impairment charges and store closing costs that were recorded during the thirty-nine weeks ended November 29, 2014 were primarily the result of a $2.1 million charge for the write-off of tangible and indefinite-lived intangible assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.9 million in store closing costs during the thirty-nine weeks ended November 29, 2014.
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
9. Equity Compensation
General
Total share-based compensation expense for both the thirty-nine weeks ended November 28, 2015 and November 29, 2014 was $6.5 million.

Stock Option Activity
Stock options have been granted to non-employee directors, officers, and other key employees. Generally, options outstanding under the 2002 and Amended 2009 Incentive Plans are exercisable at a price equal to the fair market value on the date of grant, vest over four years, and expire ten years after the date of grant. During the thirty-nine weeks ended November 28, 2015 and November 29, 2014, the Company granted approximately 793,000 and 693,000 options, respectively. The estimated weighted-average fair value of the individual options granted during the thirty-nine weeks ended November 28, 2015 and November 29, 2014, was $6.52 and $8.58, respectively, on the date of the grant. The fair values for all options were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014
Dividend yield	1.5%	1.2%
Volatility	33.4%	36.8%
Risk-free interest rate	1.4%	1.7%
Expected life	5.0 years	5.0 years
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
As of November 28, 2015, there was $8.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That expense is expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock Activity
The Company has granted to non-employee directors, officers, and other key employees shares of the Company’s common stock that are subject to restrictions. The restricted stock granted to employees under the 2002 and Amended 2009 Incentive Plans either vest upon the achievement of specified levels of profitability growth over a three-year period or cliff-vest after a three-year period. For performance-based awards, should the profitability criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. During the thirty-nine weeks ended November 28, 2015 and November 29, 2014, the Company granted approximately 217,000 and 210,000 restricted shares, respectively.
As of November 28, 2015, there was $6.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested restricted stock. That expense is expected to be recognized over a weighted average period of 1.7 years.
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
A rollforward of redeemable noncontrolling interest, net, is detailed below (in thousands):

	Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014
Redeemable noncontrolling interest, net, beginning of period	$90	$1,774
Net loss attributable to redeemable noncontrolling interest	(96)	(1,861)
Purchase of redeemable noncontrolling interest	(1,000)	(10,500)
Proceeds and interest related to the Promissory Note	—	4,083
Decrease in additional paid-in capital for purchase of redeemable noncontrolling membership interest	618	6,984
Decrease in deferred tax liability related to purchase of redeemable noncontrolling membership interest	388	—
Redeemable noncontrolling interest, net, end of period	$—	$480
11. Income Taxes
During the thirteen and thirty-nine weeks ended November 29, 2014, the Company recognized a $4.3 million income tax benefit for a worthless stock deduction with respect to the Company’s wholly-owned subsidiary, The Finish Line Man Alive, Inc. This tax benefit is the primary reason for the variance from the U.S. statutory income tax rate of 35%.

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

The following tables set forth store/shop and square feet information for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Number of stores/shops	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Finish Line:
Beginning of period	620	647	637	645
Opened	3	2	8	9
Closed	(6)	(7)	(28)	(12)
End of period	617	642	617	642
Branded shops within department stores:
Beginning of period	394	370	395	185
Opened	1	27	1	213
Closed	(1)	—	(2)	(1)
End of period	394	397	394	397
Running Specialty:
Beginning of period	76	58	71	48
Acquired	—	7	4	15
Opened	—	1	1	3
Closed	(2)	—	(2)	—
End of period	74	66	74	66
Total:
Beginning of period	1,090	1,075	1,103	878
Acquired	—	7	4	15
Opened	4	30	10	225
Closed	(9)	(7)	(32)	(13)
End of period	1,085	1,105	1,085	1,105

Square feet information	November 28, 2015	November 29, 2014
Finish Line:
Square feet	3,390,971	3,492,050
Average store size	5,496	5,439
Branded shops within department stores:
Square feet	478,134	406,063
Average shop size	1,214	1,023
Running Specialty:
Square feet	271,761	234,162
Average store size	3,672	3,548
Total:
Square feet	4,140,866	4,132,275

Results of Operations
The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	November 28, 2015		November 29, 2014
Footwear	$329,778	86%	$335,467	85%
Softgoods	52,312	14%	60,361	15%
Total net sales	$382,090	100%	$395,828	100%

	Thirty-Nine Weeks Ended
Category	November 28, 2015		November 29, 2014
Footwear	$1,164,279	89%	$1,122,484	88%
Softgoods	144,355	11%	146,755	12%
Total net sales	$1,308,634	100%	$1,269,239	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	76.8	71.8	70.5	68.8
Gross profit	23.2	28.2	29.5	31.2
Selling, general, and administrative expenses	32.8	29.0	27.4	26.5
Impairment charges and store closing costs	—	0.1	—	0.2
Operating (loss) income	(9.6)	(0.9)	2.1	4.5
Interest (expense) income, net	—	—	—	—
(Loss) income before income taxes	(9.6)	(0.9)	2.1	4.5
Income tax (benefit) expense	(3.9)	(1.5)	0.7	1.4
Net (loss) income	(5.7)	0.6	1.4	3.1
Net loss attributable to redeemable noncontrolling interest	—	0.1	—	0.1
Net (loss) income attributable to The Finish Line, Inc.	(5.7)%	0.7%	1.4%	3.2%

Thirteen and Thirty-Nine Weeks Ended November 28, 2015 Compared to the Thirteen and Thirty-Nine Weeks Ended November 29, 2014
Net Sales

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)		(dollars in thousands)
Brick and mortar stores sales	$248,729	$271,569	$878,138	$910,505
Digital sales	55,921	55,941	184,321	160,035
Shops within department stores sales	56,376	51,313	176,678	145,153
Running Specialty sales	21,064	17,005	69,497	53,546
Total net sales	$382,090	$395,828	$1,308,634	$1,269,239

Brick and mortar comparable store sales (decrease) increase	(7.0)%	0.6%	(2.1)%	0.1%
Digital comparable sales increase	—%	27.8%	15.2%	27.5%
Finish Line comparable store sales (decrease) increase	(5.8)%	4.5%	0.6%	3.5%
Running Specialty comparable store sales decrease	(0.3)%	N/A	(2.4)%	N/A
Net sales decreased 3.5% for the thirteen weeks ended November 28, 2015 compared to the thirteen weeks ended November 29, 2014. The decrease was attributable to a Finish Line comparable store sales decrease of 5.8% as well as a net decrease in Finish Line store count for the thirteen weeks ended November 28, 2015 compared to the thirteen weeks ended November 29, 2014, partially offset by an increase in shops within department stores sales of 9.9%, primarily due to increased shop count and an increase in comparable sales, and an increase in Running Specialty sales of 23.9%, primarily due to increased store count and digital sales. The Finish Line comparable store sales decrease of 5.8% and decelerated growth in its shops within department stores sales was primarily caused by the replacement of its warehouse and order management system during the thirteen weeks ended November 28, 2015. In October, the Company began experiencing significant supply chain challenges as the new system was not able to process product flow at the volumes necessary to support its planned receipts and allocations, which caused stress to the Company’s ability to place new product in its stores/shops and distribution center and significantly decreased its ability to fulfill digital sales orders. Inbound shipments processed by the Company during the thirteen weeks ended November 28, 2015 decreased 25% as compared to the thirteen weeks ended November 29, 2014. As a result, average merchandise inventory levels in its stores/shops and distribution center were $41 million, or 14%, below average merchandise inventory levels during the thirteen weeks ended November 29, 2014. This drove a significant decrease in brick and mortar and digital conversion, despite an increase in digital traffic and slight decrease in brick and mortar traffic during the thirteen weeks ended November 28, 2015 as compared to the thirteen weeks ended November 29, 2014. In addition, the new system struggled to process digital orders that it did receive, which led to cancellation rates that were 50% higher than normal. The decrease in average merchandise inventory levels also drove a decrease in digital and brick and mortar average dollar per transaction for the thirteen weeks ended November 28, 2015 compared to the thirteen weeks ended November 29, 2014 due to an increase in the sales mix of clearance and aged product and a decrease in new product with higher price points. These complications were similar in its shops within department stores which caused a deceleration of the growth experienced in the twenty-six weeks ended August 29, 2015 compared to the comparable prior year period. While many of the complications caused by the system replacement are now remediated and the system is currently operational, the system is still not operating at full capacity, which could continue to pressure net sales across all of the Company’s operating segments into the thirteen weeks ending February 27, 2016.
Consolidated footwear sales decreased 1.7% for the thirteen weeks ended November 28, 2015 compared to the thirteen weeks ended November 29, 2014, which was primarily driven by the replacement of the Company’s warehouse and order management system. As a result, men’s and kids’ footwear sales decreased mid-single digits and low-single digits, respectively, and women’s footwear sales increased low-single digits. Consolidated softgoods sales were even more significantly impacted than footwear sales by the replacement of the Company’s warehouse and order management system. The complications caused softgoods product levels and sales to be significantly below the Company’s plan with the largest declines coming in its fleece product, which was also impacted by unseasonably warm temperatures in many areas of the United States. As a result, softgoods sales decreased 13.3% for the thirteen weeks ended November 28, 2015 compared to the thirteen weeks ended November 29, 2014.

Net sales increased 3.1% for the thirty-nine weeks ended November 28, 2015 compared to the thirty-nine weeks ended November 29, 2014. The increase was attributable to a Finish Line comparable store sales increase of 0.6%, an increase in shops within department stores sales of 21.7%, primarily due to increased shop count, and an increase in Running Specialty sales of 29.8%, primarily due to increased store count, offset partially by the supply chain issues previously discussed during the thirteen weeks ended November 28, 2015 and a decrease in brick and mortar net sales resulting from a net decrease in Finish Line store count for the thirty-nine weeks ended November 28, 2015 compared to the thirty-nine weeks ended November 29, 2014. The Finish Line comparable store sales increase of 0.6% was due to an increase in average dollar per transaction and digital traffic and conversion, partially offset by a decrease in brick and mortar traffic and conversion.
Consolidated footwear sales increased 3.7% for the thirty-nine weeks ended November 28, 2015 compared to the thirty-nine weeks ended November 29, 2014, which was primarily driven by percentage increases in the mid-single digits in women’s and low-single digits in kids’ footwear sales, partially offset by flat men’s footwear sales and the supply chain issues previously discussed during the thirteen weeks ended November 28, 2015. Consolidated softgoods sales decreased 1.6% for the thirty-nine weeks ended November 28, 2015 compared to the thirty-nine weeks ended November 29, 2014, which was primarily driven by the decrease in softgoods available during the thirteen weeks ended November 28, 2015, as previously discussed.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)		(dollars in thousands)
Cost of sales (including occupancy costs)	$293,574	$284,074	$921,935	$873,485
Gross profit	$88,516	$111,754	$386,699	$395,754
Gross profit as a percentage of net sales	23.2%	28.2%	29.5%	31.2%
Gross profit, as a percentage of net sales, decreased 5.0% for the thirteen weeks ended November 28, 2015 as compared to the thirteen weeks ended November 29, 2014, which was primarily due to a 3.7% decrease in product margin and a 1.3% increase in occupancy costs, as a percentage of net sales. The 3.7% decrease in product margin was primarily due to the replacement of the Company’s warehouse and order management system during the thirteen weeks ended November 28, 2015. As previously discussed, the inability to place new product in the Company’s stores/shops and distribution center caused an increase in the sales mix of clearance and aged product and a decrease in new product with higher price points and margin, which caused a degradation of product margin for the thirteen weeks ended November 28, 2015 as compared to the thirteen weeks ended November 29, 2014. While many of the complications caused by the system replacement are now remediated and the system is currently operational, the system is still not operating at full capacity, which could continue to pressure product margins and thereby gross profit, as a percentage of net sales, across all of the Company’s operating segments into the thirteen weeks ending February 27, 2016. The 1.3% increase in occupancy costs, as a percentage of net sales, was primarily due to deleveraging against the Finish Line comparable store sales decrease.
Gross profit, as a percentage of net sales, decreased 1.7% for the thirty-nine weeks ended November 28, 2015 as compared to the thirty-nine weeks ended November 29, 2014, which was primarily due to a 1.1% decrease in product margin and a 0.6% increase in occupancy costs, as a percentage of net sales. The decrease in product margin was primarily attributable to the sales mix issues previously discussed during the thirteen weeks ended November 28, 2015. The 0.6% increase in occupancy costs, as a percentage of net sales, was primarily due to deleveraging against the nominal Finish Line comparable store sales increase for the thirty-nine weeks ended November 28, 2015.

Selling, General, and Administrative Expenses

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)		(dollars in thousands)
Selling, general, and administrative expenses	$125,019	$114,923	$359,080	$335,701
Selling, general, and administrative expenses as a percentage of net sales	32.8%	29.0%	27.4%	26.5%
Selling, general, and administrative expenses increased $10.1 million for the thirteen weeks ended November 28, 2015 as compared to the thirteen weeks ended November 29, 2014, which was primarily due to the following: (1) approximately $5.0 million of incremental expenses related to the Company’s supply chain issues as a result of the replacement of the Company’s warehouse and order management system previously discussed, which included additional IT resources to address technical issues and help stabilize the new system; additional freight costs related to rerouting of trucks to the Company’s vendor partners to assist in repacking, diverting product to a third-party location to help process product flow, and higher per unit shipping costs due to shipments to the Company’s stores/shops from its distribution center which were well below capacity; and incremental labor costs in the Company’s distribution center related to manual processing, handling, and shipping of inventory to its stores/shops and to fulfill orders; (2) an increase in depreciation expense of $2.0 million, or 23%, which was primarily due to the replacement of the Company’s warehouse and order management system that went live during the thirteen weeks ended November 28, 2015; (3) an increase in web advertising to drive traffic to its website; and (4) variable costs in fulfillment, Macys.com license fees, and payroll in conjunction with the increase in sales in shops within department stores and Running Specialty. The Company expects to incur incremental selling, general, and administrative expenses for increased technical and operational resources to help stabilize the new warehouse and order management system during the thirteen weeks ending February 27, 2016.
Selling, general, and administrative expenses increased $23.4 million for the thirty-nine weeks ended November 28, 2015 as compared to the thirty-nine weeks ended November 29, 2014, which was primarily due to the following: (1) incremental costs associated with the replacement of the Company’s warehouse and order management system during the thirteen weeks ended November 28, 2015 as previously discussed; (2) increased costs associated with store payroll related to the growth in shops within department stores and Running Specialty stores; and (3) variable costs in fulfillment, credit costs, Macys.com license fees, and payroll in conjunction with the 3.1% increase in consolidated net sales.
Impairment Charges and Store Closing Costs

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)		(dollars in thousands)
Impairment charges and store closing costs	$181	$462	$509	$3,155
Impairment charges and store closing costs as a percentage of net sales	—%	0.1%	—%	0.2%
Number of stores/shops closed	9	7	32	13
During the thirty-nine weeks ended November 28, 2015, the Company recorded $0.5 million in store closing costs, which represent the non-cash write-off of fixtures and equipment upon a store or shop within a department store closing.
The Company incurred $3.2 million in impairment charges and store closing costs during the thirty-nine weeks ended November 29, 2014, which were primarily the result of a $2.1 million charge for the write-off of tangible and indefinite-lived intangible assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose, and a $0.2 million write-off of obsolete store fixtures. Additionally, the Company recorded $0.9 million in store closing costs during the thirty-nine weeks ended November 29, 2014.
The Company expects to close up to 150 brick and mortar stores over the next four years and is currently evaluating which stores it may close. This could potentially increase the level of impairment charges and store closing costs when a decision is made as to which stores it will close as soon as the thirteen weeks ending February 27, 2016.

Interest (Expense) Income, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)		(dollars in thousands)
Interest (expense) income, net	$(3)	$—	$(4)	$6
Interest (expense) income, net as a percentage of net sales	—%	—%	—%	—%
Interest income is earned on the Company’s investments and interest expense is incurred from the unused commitment fee and letter of credit fees related to the Company’s Amended and Restated Revolving Credit Facility Credit Agreement.
Income Tax (Benefit) Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)		(dollars in thousands)
Income tax (benefit) expense	$(14,852)	$(6,126)	$9,346	$17,595
Income tax (benefit) expense as a percentage of net sales	(3.9)%	(1.5)%	0.7%	1.4%
Effective income tax rate	40.5%	168.7%	34.5%	30.9%
The Company recognized discrete income tax benefits of $0.8 million during the thirteen weeks ended November 28, 2015. During the thirteen weeks ended November 29, 2014, the Company recognized a $4.3 million income tax benefit for a worthless stock deduction with respect to the Company’s wholly-owned subsidiary, The Finish Line Man Alive, Inc. These income tax benefits, partially offset by state income taxes, are the primary reasons for the variance from the U.S. statutory income tax rate of 35% for the thirteen weeks ended November 28, 2015 and November 29, 2014, respectively. The increase of $8.7 million of income tax benefit was primarily due to the decrease in pre-tax earnings of the Company and the difference in discrete income tax benefits previously discussed during the thirteen weeks ended November 28, 2015 compared to the thirteen weeks ended November 29, 2014.
The increase in the effective tax rate for the thirty-nine weeks ended November 28, 2015 compared to the thirty-nine weeks ended November 29, 2014 was primarily due to the Company recognizing the $4.3 million income tax benefit for the worthless stock deduction in the prior year, as previously discussed. The income tax benefit, partially offset by state income taxes, was the primary reason for the variance from the U.S. statutory income tax rate of 35% for the thirty-nine weeks ended November 29, 2014. The decrease of $8.2 million of income tax expense was primarily due to the decrease in pre-tax earnings of the Company for the thirty-nine weeks ended November 28, 2015 compared to the thirty-nine weeks ended November 29, 2014, partially offset by the income tax benefit related to the worthless stock deduction in the prior year, as previously discussed.
Net Loss Attributable to Redeemable Noncontrolling Interest

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)		(dollars in thousands)
Net loss attributable to redeemable noncontrolling interest	$—	$83	$96	$1,861
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	—%	0.1%	—%	0.1%
The net loss attributable to redeemable noncontrolling interest represents the noncontrolling owner’s portion of the net loss generated by Running Specialty for the applicable period.

Net (Loss) Income Attributable to The Finish Line, Inc.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)		(dollars in thousands)
Net (loss) income attributable to The Finish Line, Inc.	$(21,835)	$2,578	$17,856	$41,170
Net (loss) income attributable to The Finish Line, Inc. as a percentage of net sales	(5.7)%	0.7%	1.4%	3.2%
Diluted (loss) earnings per share attributable to The Finish Line, Inc. shareholders	$(0.49)	$0.05	$0.39	$0.85
Net income attributable to The Finish Line, Inc. decreased $24.4 million for the thirteen weeks ended November 28, 2015 compared to the thirteen weeks ended November 29, 2014, which was primarily due to the decrease in net sales and gross profit, as a percentage of net sales, caused by the Company’s supply chain issues as a result of the replacement of the Company’s warehouse and order management system during the thirteen weeks ended November 28, 2015. Additionally, there was an increase in selling, general, and administrative expenses related to the Company’s supply chain issues as a result of the replacement of the Company’s warehouse and order management system and additional costs to support the increase in sales in shops within department stores and Running Specialty, partially offset by an increase in income tax benefit.
Net income attributable to The Finish Line, Inc. decreased $23.3 million for the thirty-nine weeks ended November 28, 2015 compared to the thirty-nine weeks ended November 29, 2014, which was primarily due to the decrease in gross profit, as a percentage of net sales, caused by the Company’s supply chain issues as a result of the replacement of the Comapny’s warehouse and order management system during the thirteen weeks ended November 28, 2015. Additionally, there was an increase in selling, general, and administrative expenses related to the Company’s supply chain issues as a result of the replacement of its warehouse and order management system and additional costs to support the increase in sales in shops within department stores and Running Specialty in the current year, partially offset by an increase in net sales and a decrease in impairment charges and store closing costs and income tax expense for the thirty-nine weeks ended November 28, 2015 compared to the thirty-nine weeks ended November 29, 2014.
Liquidity and Capital Resources
The Company’s primary source of working capital is cash-on-hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	November 28, 2015	November 29, 2014	February 28, 2015
Cash and cash equivalents	$55,273	$85,426	$149,569
Merchandise inventories, net	$414,626	$398,615	$343,403
Interest-bearing debt	$—	$—	$—
Working capital	$287,100	$319,376	$333,160
Operating Activities
Net cash provided by operating activities for the thirty-nine weeks ended November 28, 2015 was $21.4 million compared to net cash used in operating activities of $8.3 million for the thirty-nine weeks ended November 29, 2014. The increase was primarily the result of a decrease in cash outflow in working capital balances, partially offset by a decrease in net income, deferred income taxes, and impairment charges and store closing costs for the thirty-nine weeks ended November 28, 2015 compared to the thirty-nine weeks ended November 29, 2014.
At November 28, 2015, the Company had cash and cash equivalents of $55.3 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At November 28, 2015, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories, net, increased 4.0% at November 28, 2015 compared to November 29, 2014 and increased 20.7% from February 28, 2015. The increase in merchandise inventories, net over the prior year quarter was primarily related to the expected sales increase year over year, as well as the timing of inventory receipts as compared to the prior year. The increase in merchandise inventories from February 28, 2015 was due to seasonality as the Company increased inventories for the holiday season. Accounts payable increased correspondingly with the increase in merchandise inventories.
Investing Activities
Net cash used in investing activities for the thirty-nine weeks ended November 28, 2015 was $58.9 million compared to $74.4 million for the thirty-nine weeks ended November 29, 2014. The decrease in cash used in investing activities was primarily the result of a $13.5 million decrease in capital expenditures, a $1.2 million decrease in Running Specialty acquisitions in the current year, and a $0.8 million investment in the prior year.
The Company intends to invest approximately $60-$65 million in capital expenditures during the Company’s fiscal year 2016. Of this amount, approximately $25 million is intended for the construction of new brick and mortar stores and the remodeling or repositioning of 65-80 existing brick and mortar stores, including additional brand shops such as Finish Line’s Nike Track Club and Brand Jordan, as well as other key brand partnerships for “store-within-store” models. In addition, approximately $5-8 million is expected to be spent to reposition and expand 75-100 shops within department stores. The remaining $27-$32 million to be invested is related primarily to projected capital expenditures for technology investments to support new warehouse management, order management, and Macy’s merchandise system, an upgrade of its digital platform, and enhancements to our customer data and analytics systems. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.
Financing Activities
Net cash used in financing activities for the thirty-nine weeks ended November 28, 2015 was $56.8 million compared to $61.0 million for the thirty-nine weeks ended November 29, 2014. The $4.2 million decrease in cash used in financing activities was primarily due to a $6.6 million decrease in stock repurchases in the current year and the purchase of redeemable noncontrolling interest of $9.0 million during the thirty-nine weeks ended November 29, 2014. These decreases were partially offset by $4.1 million of proceeds from the repayment of a related-party promissory note in the prior year, a $4.5 million decrease in proceeds from the issuance of common stock, a $1.7 million decrease in excess tax benefits from share-based compensation, the purchase of redeemable noncontrolling interest of $1.0 million, and a $0.7 million increase in dividends paid to shareholders.
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
The Company purchased 1,916,667 shares at an average price of $23.78 per share for an aggregate amount of $45.6 million during the thirty-nine weeks ended November 28, 2015. As of November 28, 2015, there were 4,287,836 shares remaining available to repurchase under the 2015 Amended Program.
As of November 28, 2015, the Company held 15,401,424 shares of its common stock as treasury shares at an average price of $20.47 per share for an aggregate carrying amount of $315.3 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Stock Incentive Plan of The Finish Line, Inc. and The Finish Line, Inc. Amended and Restated 2009 Incentive Plans. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Dividends
On October 15, 2015, the Company announced a quarterly cash dividend of $0.09 per share of the Company’s common stock. The Company declared dividends of $12.2 million during the thirty-nine weeks ended November 28, 2015, of which $4.0 million was included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of November 28, 2015 and was paid on December 14, 2015 to shareholders of record on November 27, 2015. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

Contractual Obligations
The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventory. For the thirty-nine weeks ended November 28, 2015, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015, other than those which occur in the ordinary course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings).
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
For a discussion of the Company’s market risk associated with interest rates as of February 28, 2015, see “Quantitative and Qualitative Disclosures about Market Risks” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. For the thirty-nine weeks ended November 28, 2015, there has been no significant change in related market risk factors.

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
Risk factors that affect the Company’s business and financial results are discussed in “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015. There has been no significant change to identified risk factors for the thirty-nine weeks ended November 28, 2015, except for the updates reflected in the risk factors below:

A major failure of technology and information systems could adversely affect the Company’s business.
The efficient operation of the Company’s business is dependent on technology and information systems. In particular, the Company relies on information systems to effectively manage sales, distribution, supply chain, merchandise planning, and allocation functions. The Company possesses offsite recovery capabilities for its information systems. However, the failure of technology and information systems to perform as designed could disrupt the Company’s business and adversely affect sales and profitability. There is the risk that the Company could experience challenges with its information systems due to system implementation issues, which include the replacement of the Company’s supply chain management, warehouse management, and merchandising systems now and over the next few years, system outages or failures, viruses, hackers, or other causes. For example, in October 2015 after the Company replaced its warehouse and order management system, it began experiencing significant supply chain challenges as the new system wasn’t able to process product flow at the volumes necessary to support its sales plans which caused stress to the Company’s ability to place new product in its stores and its distribution center and significantly decreased its ability to fulfill digital sales orders, which negatively impacted the Company’s sales and profitability. The Company may incur additional lost sales and remediation costs resulting from the Company's supply chain issues.
The Company may need to record significant non-cash impairment charges if its long-lived assets, including goodwill, become impaired.
The Company reviews its property and equipment when events, which include making decisions that strategically change the intended use of property and equipment, including software, indicate that the carrying value of such assets may be impaired. If an impairment trigger is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate.
Goodwill is reviewed for impairment annually, at a minimum. Fair value of a reporting unit with goodwill is determined based on a combination of a discounted cash flow approach and market-based approach, which is compared to the reporting units' carrying value and provisions for impairment are recorded as appropriate.

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

Details on the shares repurchased under the 2015 Amended Program during the thirteen weeks ended November 28, 2015 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
August 30, 2015 – October 3, 2015	350,000	$19.13	350,000	4,437,836
October 4, 2015 – October 31, 2015	150,000	19.79	150,000	4,287,836
November 1, 2015 – November 28, 2015	—	—	—	4,287,836
	500,000	$19.33	500,000
_______________________
(1)The average price paid per share includes any brokerage commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended November 28, 2015, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Operations-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	January 7, 2016	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended November 28, 2015, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Operations-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.