Form 10-K
period 2016-02-27
FINISH LINE INC /IN/
filed 2016-04-26
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 27, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting Class A Common Stock held by non-affiliates of the registrant, which was based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,194,049,455. The registrant does not have any outstanding non-voting common equity.
The number of shares of the registrant’s Class A Common Stock outstanding as of April 2, 2016 was 42,225,237.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement (to be filed within 120 days after February 27, 2016) for the Annual Meeting of Shareholders to be held on July 14, 2016 (hereinafter referred to as the “2016 Proxy Statement”) have been incorporated by reference into Part III of this report.

PART I
Item 1. Business
General
Throughout this Annual Report on Form 10-K, the 52 weeks ended February 27, 2016, the 52 weeks ended February 28, 2015, and the 52 weeks ended March 1, 2014 are referred to as fiscal 2016, fiscal 2015, and fiscal 2014, respectively.
The Finish Line, Inc., together with its subsidiaries (collectively, the “Company”), is one of the largest specialty retailers in the United States, and operates two retail divisions, the Finish Line and JackRabbit (previously referred to by the Company as Running Specialty Group) brands. The Company’s goal is to offer the most relevant products from the best brands in an engaging and exciting shopping environment with knowledgeable staff trained to deliver outstanding customer service.
Throughout this Annual Report on Form 10-K, the term “brick and mortar stores” is used to describe Finish Line stores and the term “digital” is used to describe Finish Line’s e-commerce site, www.finishline.com, and mobile commerce site, m.finishline.com. The brick and mortar stores and digital are collectively referred to as “Finish Line” throughout this Annual Report on Form 10-K.
Finish Line Brand. Finish Line is a premium retailer of athletic shoes, apparel, and accessories. As of April 2, 2016, the Company operated 589 Finish Line stores, which averaged 5,552 square feet, in 44 U.S. states and Puerto Rico. In addition, Finish Line operates an e-commerce site, www.finishline.com, as well as mobile commerce via m.finishline.com. Finish Line carries a large selection of men’s, women’s, and kids’ athletic shoes (“footwear”), as well as an assortment of apparel and accessories (“softgoods”). Brand names offered by Finish Line include Nike, Brand Jordan, adidas, Under Armour, Puma, and many others. Footwear accounted for 89% of Finish Line’s net sales during fiscal 2016.
Under the Finish Line brand, the Company is the exclusive retailer of athletic shoes, both in-store and online, for Macy’s Retail Holdings, Inc., Macy’s Puerto Rico, Inc., and Macys.com, Inc. (collectively, “Macy’s”). The Company is responsible for the athletic footwear assortment, inventory, fulfillment, and pricing at all of Macy’s locations and online at www.macys.com. The Company operates branded and unbranded shops in-store at Macy’s. Branded shops include Finish Line signage within those shops and are staffed by Finish Line employees, while unbranded shops do not include Finish Line signage and are generally serviced by Macy’s employees. There are no differences in the merchandise that is sold, the classification of revenue recorded at retail, or the Company’s operation of the athletic footwear inventory and business between branded and unbranded shops and www.macys.com. As of April 2, 2016, the Company operated Finish Line-branded shops in 392 Macy’s department stores, which averaged 1,216 square feet, in 37 U.S. states, the District of Columbia, and Puerto Rico. Throughout this Annual Report on Form 10-K, the term “shops within department stores” is used to describe the Company’s business operations at Macy’s in-store branded and unbranded shops, as well as online at www.macys.com. Shops within department stores carry men’s, women’s, and kids’ athletic shoes, as well as an assortment of accessories. Brand names offered by shops within department stores include Nike, Skechers, Converse, Puma, New Balance, adidas, and many others.
JackRabbit Brand. JackRabbit is an active lifestyle retailer of precision-fitted running shoes, apparel, and accessories. As of April 2, 2016, the Company operated 72 JackRabbit stores, which averaged 3,649 square feet, in 17 U.S. states and the District of Columbia. In addition, JackRabbit operates the e-commerce sites www.jackrabbit.com and www.boulderrunningcompany.com. JackRabbit carries men’s and women’s performance running shoes, as well as an assortment of performance apparel and accessories. Brand names offered by JackRabbit include Brooks, Asics, Nike, Saucony, New Balance, and many others. Footwear accounted for 70% of JackRabbit’s net sales during fiscal 2016.
The Company’s principal executive offices are located at 3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235, and its telephone number is (317) 899-1022.
Operating Strategies
The Company seeks to be the premium athletic shoe, apparel, and accessory retailer and active lifestyle retailer in the markets it serves. To achieve this, the Company has developed the following elements to its operating strategy:
Emphasis on Customer Service and Convenience. The Company is committed to providing a premium shopping experience that is relevant and rewarding for customers.

Finish Line seeks to achieve this objective in stores by providing convenient mall-based locations that feature a compelling store design with knowledgeable, trained, and courteous customer service professionals as well as a vast selection of fashion-forward and innovative products. In addition, the Company has extended the Finish Line brand to shops within department stores, a majority of which feature Finish Line branding and the same trained and courteous customer service professionals to extend the Finish Line brand to the Macy’s customer.
JackRabbit stores carry a deep assortment of performance running shoes, apparel, and accessories. JackRabbit stores have trained experts to advise everyone from beginning to advanced runners and provide free gait analysis to ensure the proper shoe fit. The stores are tightly connected to their communities, hosting regular neighborhood group runs and sponsoring local races, which typically begin and end near the store.
Through e-commerce and mobile commerce, the Company seeks to provide an easy shopping experience, robust product selection, and outstanding service.
Product Diversity; Target Customer Appeal. The Company stocks its stores/shops with a combination of the leading and newest brand name merchandise, including in-line offerings and unique products offered exclusively by the Company. The focus is on the Company’s stores/shops maintaining their status as a leader in premium athletic shoes, apparel, and accessories for men, women, and kids. Product diversity, in combination with the Company’s store/shop formats and commitment to customer service, is intended to attract a core customer (typically age 18-29 for Finish Line, age 30-35 for shops within department stores with a greater focus on females, and technical, performance, and beginning runners for JackRabbit) as well as other key demographics. The Company is focused on offering premium product, which includes the best brands, on-trend styles, and most relevant selection.
Merchandise
The following table sets forth net sales along with the percentage of net sales for the Company attributable to the categories of footwear and softgoods during the fiscal years indicated. These amounts and percentages fluctuate substantially during the different consumer buying seasons. To take advantage of this seasonality, the Company’s stores/shops have been designed to allow for a shift in emphasis in the merchandise mix between footwear and softgoods items throughout the year.

Category	2016		2015		2014
	(in thousands)
Footwear	$1,681,629	89%	$1,596,443	88%	$1,466,039	88%
Softgoods	207,259	11%	224,143	12%	204,371	12%
Total net sales	$1,888,888	100%	$1,820,586	100%	$1,670,410	100%
All merchandising decisions, including merchandise mix, pricing, promotions, and markdowns, are made at the Company’s Customer Central corporate headquarters (“Customer Central”) for Finish Line and shops within department stores and at JackRabbit’s corporate office (“JackRabbit corporate”) for JackRabbit. The merchandising management at Customer Central and JackRabbit corporate, along with store/shop sales managers and district sales managers, review the merchandise mix to adapt to trends in the marketplace.
Technology
The Company continues to update its digital sites to enhance their quality and functionality. The Company has committed capital and other resources specifically for its growing digital channel, which includes design and content upgrades, mobile and tablet applications, expanded presence on social media, and platform enhancements. Finishline.com, jackrabbit.com, boulderrunningcompany.com, and related mobile sites are collectively the Company’s most visited store/shop with approximately 496,000 visitors per day.
To support the Company’s omnichannel commitment as a customer-centric organization, the Company also continuously evaluates and implements improvements to technological platforms, which affect stores/shops, merchandising, planning, allocation, warehouse management, order management, and customer relationship management. These improvements allow the Company to more effectively engage the customer, remain flexible and scalable to support growth, provide integrated service, and have information for real-time decision making.

In fiscal 2015, Finish Line launched a new mobile app and made enhancements to its mobile web experience - all of which continue to be critical to winning with the customer. In fiscal 2016, the Company replaced its existing warehouse and order management system, which will allow the Company to deliver its products more quickly to its stores/shops and customers, further enhancing the customer experience in store and online. Additionally, during fiscal 2016, the Company made enhancements to its customer data and analytics systems, which will help improve customer engagement by allowing the Company to develop customized communications based on individual preferences. In fiscal 2017, the Company is planning to spend on technology to upgrade its digital platforms, which will increase the website’s stability and functionality, invest in enhancements to increase the Company’s mobile first strategy, and enhance the Company’s information security.
The Company is focused on creating an omnichannel customer experience which delivers a consistent, seamless brand experience for customers at all touch points – stores, shops within department stores, web, mobile, social media, phone, email, and direct mail.
Marketing
Finish Line attempts to reach its target audience by using a multifaceted approach to marketing on national, regional, and local levels. Finish Line utilizes its store windows, direct mail, e-mail, viral media, search engine optimization, key word searches, and online ads in its marketing efforts. In addition to the methods noted for Finish Line, JackRabbit also markets through participating in expositions throughout the year at different running events, as well as through local race events. Shops within department stores collaborate with Macy’s on specific marketing approaches, which are generally similar to the marketing approaches utilized by Finish Line.
The Company benefits from advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees, and other programs. The Company’s total net advertising expense was 2.0% and 1.9% of net sales after deducting cooperative reimbursements in fiscal 2016 and 2015, respectively. These percentages fluctuate substantially throughout the year during the different consumer buying seasons. The Company believes that it benefits from the multi-million dollar advertising campaigns of its key suppliers, such as Nike, adidas, and Under Armour.
Finish Line has a customer loyalty program called “Winners Circle.” Customers earn a $20 reward certificate for every $200 they spend at Finish Line within a 12 month period, in addition to receiving special member offers on footwear and softgoods. Finish Line maintains a Winners Circle database with information that it uses to communicate with members regarding key initiatives, product offerings, and promotions. Finish Line continues to emphasize growing the membership base of the Winners Circle program, which increased 4.5% in fiscal 2016 to 10.5 million active members as of year-end, and on improving the marketing effectiveness of the Winners Circle program to strengthen Finish Line’s relationship with its most loyal customers in order to drive sales.
JackRabbit also has a customer loyalty program called “Run Rewards.” Customers earn $20 off for every $200 they spend at JackRabbit, in addition to receiving special member offers on footwear and softgoods. JackRabbit maintains a Run Rewards database with information that it uses to communicate with members regarding key initiatives, product offerings, and promotions. JackRabbit continues to put an emphasis on growing the membership base of the Run Rewards program and on improving the marketing effectiveness of the Run Rewards program to strengthen JackRabbit’s relationship with its most loyal customers in order to drive sales.
Merchandising and Distribution
In addition to merchandise procurement for both footwear and softgoods, the merchandising department for the Company is responsible for determining pricing and working with the planning and allocation department to establish appropriate stock levels and product mix. Additionally, the merchandising department is responsible for communicating with store/shop and digital operations to monitor shifts in customer preferences and market trends.
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

The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 75 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 73% of total Company purchases in both fiscal 2016 and 2015. The Company purchased approximately 89% and 87% of its total merchandise in both fiscal 2016 and 2015, respectively, from its five largest suppliers. The Company and its suppliers use EDI technology to streamline purchasing and distribution operations.
Nearly all of the Company’s merchandise is shipped directly from suppliers to the Company’s distribution center in Indianapolis, Indiana, where the Company processes and ships the merchandise by contract and common carriers to its stores/shops or directly to customers. Each day shipments are made to approximately one-third of the Company’s stores/shops. In any three-week period, each store/shop will receive approximately five shipments. A shipment is normally received by the store/shop one to four days from the date that the order is filled depending on the store/shop’s distance from the distribution center.
Store Operations
The Company’s corporate and regional senior management visit the stores/shops regularly to review and receive feedback from the stores/shops related to the implementation of the Company’s customer service model, plans, and policies, to monitor operations, and to review inventories and the presentation of merchandise. Accounting and general financial functions for the stores/shops are conducted at Customer Central. Each store/shop has a sales manager, co-sales managers, or team lead that is responsible for supervision and overall operations, one or more assistant sales managers, and additional full and part-time sales associates.
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
Competition
The athletic shoe, apparel, and accessory business is highly competitive. Many of the products the Company sells are also sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores, mass merchandisers, and e-tailers. Some of the Company’s primary competitors are large national chains that have substantially greater financial and other resources than the Company. Additionally, the Company’s competition also includes stores and/or e-commerce sites that are owned by major suppliers to the Company. To a lesser extent, the Company competes with local sporting goods and athletic specialty stores. The majority of brick and mortar stores and shops within department stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases that the Company enters into do not restrict the opening of stores by competitors.
The Company seeks to differentiate itself from its competition by operating more attractive, well-stocked stores/shops in high retail traffic areas, with competitive prices and knowledgeable and courteous customer service. The Company keeps its prices competitive with athletic specialty and sporting goods stores in each trade area, including competitors that are not necessarily located inside malls. The Company believes it accomplishes this by effectively assorting its stores/shops with the most relevant premium brands and products in the market.
Seasonal Business
The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the back-to-school (mid July through early September) and holiday (Thanksgiving through Christmas) seasons. During fiscal 2016 and 2015, these seasons collectively accounted for approximately 30% and 31%, respectively, of the Company’s annual sales.
Employees
As of February 27, 2016, the Company employed approximately 14,300 persons, 4,300 of whom were full-time and 10,000 of whom were part-time. Of this total, approximately 1,300 were employed at Customer Central, the Company’s distribution center, JackRabbit corporate, and the Company’s digital team office in Boulder, Colorado, and approximately 70 were employed as regional vice presidents and district sales managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union, and employee relations are good.

Retirement Plan
The Company sponsors a qualified defined contribution profit sharing plan that has a 401(k) feature. The Company matches 100 percent of employee contributions to the 401(k) plan on the first three percent of an employee’s wages and matches an additional 50 percent of employee contributions to the 401(k) plan on the next two percent up to five percent of their wages (maximum of four percent Company match).
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

Item 1A. Risk Factors
Forward-Looking Statements
Forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K, involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate, or imply future results, performance, or advancements and by forward-looking words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “future,” “forecast,” “outlook,” “foresee,” “predict,” “potential,” “plan,” “project,” “goal,” “will,” “will be,” “continue,” “lead to,” “expand,” “grow,” “confidence,” “could,” “should,” “may,” “might,” or any variations of such words or other words or phrases with similar meanings. Forward-looking statements address or describe, among other things, expectations, growth strategies, including plans to open and close stores/shops, projections of future profitability, results of operations, future allocations of capital, including capital expenditures, financial condition, or other “forward-looking” information and may include statements about net sales, product margin, occupancy costs, selling, general, and administrative expenses, operating margins, liquidity, operations, and/or inventory. All of these forward-looking statements are subject to risks, management assumptions, and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statements. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
Current, recent past, and future economic and financial conditions have caused and/or in the future may cause a decline in consumer spending and may adversely affect the Company’s business, operations, liquidity, financial results, and stock price.
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
Additionally, many of the effects and consequences of U.S. and global financial and economic conditions could potentially have a material adverse effect on the Company’s liquidity and capital resources, including the ability to raise additional capital, if needed, or the ability of banks to honor draws on the Company’s credit facility, or could otherwise negatively affect the Company’s business and financial results. Although the Company normally generates funds from operations to pay operating expenses and fund capital expenditures and has a revolving credit agreement in place until November 30, 2017 (which had no borrowings under it other than amounts used for stand-by letters of credit as of February 27, 2016), the ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including capital and credit markets. Continuing market volatility, the impact of government intervention in financial markets, and general economic conditions may adversely affect the ability of the Company to access capital and credit markets.
Global economic conditions may also adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventory, production levels, and product quality and to operate their businesses, all of which could adversely affect the Company’s supply chain. Furthermore, our suppliers might reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures, and product promotions. Market instability could make it more difficult for the Company and its suppliers to accurately forecast future product demand trends, which could cause the Company to carry too much or too little merchandise in various product categories. Current, recent past, and future financial and economic conditions may also adversely affect landlords and real estate developers of retail space, which may limit the availability of attractive leased store locations. Current, recent past, and future conditions may also adversely affect the Company’s pricing and liquidation strategy.
The Company’s business faces a great deal of competitive pressure.
The athletic shoe, apparel, and accessory business is highly competitive. The Company competes for customers, customer service professionals, management and other qualified personnel, locations, merchandise, services, and other important aspects of its business with many other local, regional, and national retailers, as well as many of its own suppliers. Those competitors, some of whom have a greater market presence than the Company, include traditional brick and mortar store-based retailers, Internet and digital businesses, and other forms of retail commerce. A factor in the Company’s success is its ability to differentiate itself from its competitors. Unanticipated changes in the pricing and other practices of those competitors may adversely affect the Company’s performance. The Company cannot guarantee that it will be able to compete successfully against current and/or future companies within its industry and market space.
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
The Company’s business is dependent on consumer preferences, fashion trends, and successful management of inventory.
The athletic footwear and softgoods industry is subject to changing fashion trends and consumer preferences. The Company cannot guarantee that its merchandise selection will accurately reflect customer preferences when it is offered for sale or that the Company will be able to identify and respond quickly to fashion trends and changes, particularly given the long lead times for ordering much of the Company’s merchandise from suppliers. For example, merchandise is generally ordered six to nine months prior to delivery to stores/shops. Sufficient inventory levels must be maintained for the Company to operate its business successfully. However, the Company must concurrently guard against accumulating excess or irrelevant inventory. If the Company fails to accurately anticipate either the market for merchandise or customers’ purchasing habits, the Company may be forced to rely on markdowns, promotional sales, or product liquidation to dispose of excess, irrelevant, and/or slow moving inventory, which may adversely affect performance and results.
The Company’s business may be adversely affected by changes in merchandise sourcing.
The Company’s suppliers must comply with applicable laws and required standards of conduct. The ability to find qualified suppliers and access products in a timely and efficient manner can be a challenge, especially with respect to goods sourced outside the United States. Political or financial instability, supplier employment relations, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, and other factors relating to foreign trade, and the ability to access suitable merchandise on acceptable terms, are beyond the Company’s control and could adversely impact performance and results.
Changes in relationships with any of the Company’s key suppliers may have an adverse impact on future results.
The Company’s business is dependent, to a significant degree, upon the ability to purchase premium brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising, markdown allowances, and the ability to return merchandise to suppliers. The Company purchased approximately 89% of its merchandise in fiscal 2016 from its top five suppliers and expects to continue to obtain a significant percentage of its product from these suppliers in future periods. Approximately 73% of merchandise was purchased from one vendor (Nike). The inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by suppliers or disruptions in the global transportation network such as a port strike, weather conditions, work stoppages, or other labor unrest could have a material adverse effect on the business, financial condition, and results of operations of the Company. Because of the strong dependence on Nike, any adverse development in Nike’s distribution strategy, financial condition, or results of operations or the inability of Nike to develop and manufacture products that appeal to the Company’s target customers could also have an adverse effect on the business, financial condition, and results of operations of the Company.

The Company’s operations are primarily dependent on a single distribution center, and the loss of, or disruption in, the distribution center and other factors affecting the distribution of merchandise could have a material adverse effect on the Company’s business and operations.
The distribution functions for the Company are primarily handled from a single facility in Indianapolis, Indiana. Any significant interruption in the operation of the distribution center due to natural disasters, accidents, system issues or failures, or other unforeseen causes could delay or impair the ability to distribute merchandise to stores/shops and/or fulfill orders originating from any of its e-commerce sites, which could cause sales to decline.
The Company depends upon third-party carriers for shipment of a significant amount of merchandise to both its stores/shops and directly to its consumers. An interruption in service by these third-party carriers for any reason could cause temporary disruptions in business, a loss of sales and profits, and other material adverse effects.
Freight costs are impacted by changes in fuel prices through surcharges, among other factors. Fuel prices and surcharges affect freight costs both on inbound freight from suppliers to the distribution center as well as outbound freight from the distribution center to stores/shops, supplier returns and third party liquidators, and shipments of product to customers. Increases in fuel prices, surcharges, and other potential factors may increase freight costs.
The Company may need to record significant non-cash impairment charges if its long-lived assets, including goodwill, become impaired.
The Company reviews its property and equipment, including software, and goodwill when events, which include making decisions that strategically change the intended use of such assets, indicate that their carrying value may be impaired. If an impairment trigger is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate.
Goodwill is reviewed for impairment annually, at a minimum. The fair value of a reporting unit with goodwill is determined based on a combination of a discounted cash flow approach and market-based approach, which is compared to the reporting unit’s carrying value, and provisions for impairment are recorded as appropriate.
Impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value. Estimates of future operating cash flows are identified from strategic long-term plans, which are based upon experience, knowledge, and expectations; however, these estimates can be affected by such factors as future operating results, future store/shop profitability, and future economic conditions, all of which can be difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of our long-lived assets, including goodwill, and could result in future impairment charges, which would adversely affect our results of operations.
The Company’s business may be adversely affected by the failure to identify and obtain suitable store locations and acceptable lease terms.
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
The Company’s ability to succeed in its strategic plan and growth initiatives could require significant capital investment and management attention, which may result in the diversion of these resources from the core business and other business issues and opportunities. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition, ramp up time, product differentiation, challenges to economies of scale in merchandise sourcing, and/or the ability to attract and retain qualified management and other personnel. There can be no assurance that the Company will be able to develop and successfully implement its strategic plan and growth initiatives to a point where they will become and/or continue to be profitable or generate positive cash flow. If the Company cannot successfully execute its strategic plan and growth initiatives, the Company’s financial condition and results of operations may be adversely impacted.

Changes in labor conditions, as well as the Company’s inability to attract and retain the talent required for the business, may negatively affect operating results.
Future performance will depend upon the Company’s ability to attract, retain, and motivate qualified employees, including store personnel, field management, senior management, and other key personnel. Many store/shop sales associates are in entry level or part-time positions with historically high rates of turnover. The ability to meet the Company’s labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, health care and minimum wage legislation, and changing demographics. If the Company is unable to attract and retain quality sales associates, management, and other key personnel, the ability to meet growth goals or to sustain expected levels of profitability may be compromised. In addition, a large number of the Company’s store employees are paid the prevailing minimum wage, which if increased would negatively affect profitability and could, if the increase were material, require the Company to adjust its business strategy, which may include the closure of less profitable and/or under-performing stores. Although none of the Company’s employees are currently covered under collective bargaining agreements, the Company cannot guarantee that employees will not elect to be represented by labor unions in the future. If some, or all, of the Company’s workforce were to become unionized and collective bargaining agreement terms were significantly different from the Company’s current compensation arrangements or work practices, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.
Because the Company’s stock price may be volatile, it could experience substantial declines.
The market price of the Company’s common stock has historically experienced and may continue to experience volatility. The Company’s quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting the Company, its key suppliers, or competitors, could cause the market price of the Company’s common stock to fluctuate substantially. Although the U.S. broader stock market has experienced sustained price increases in recent years, significant stock price and volume fluctuations may return depending on national and international macroeconomic factors, changes in monetary policy, or other factors. As we have seen in the recent past, this volatility would likely affect the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of the Company’s common stock.
The Company cannot provide any guaranty of future dividend payments or that it will continue to repurchase stock pursuant to its share repurchase program.
The Company’s Board of Directors determines if it is in the best interest of the Company to pay a dividend to its shareholders and the amount of any dividend, and declares all dividend payments. There is no assurance that the Board of Directors will continue to declare dividends in the future or that the Company’s results of operations and financial condition will allow for a dividend to be declared. The Company’s current share repurchase program, as amended, authorizes the purchase of 5 million shares of the Company’s common stock (of which 2.3 million shares were available as of February 27, 2016) through December 31, 2018. However, the Company is not obligated to make any purchases under the share repurchase program and the program may be discontinued at any time.
A security breach of the Company’s information technology systems could damage the Company’s reputation and have an adverse effect on operations and results.
The Company accepts electronic credit and debit payment cards from customers. The Company also receives and maintains certain personal information about customers and employees. A number of retailers have experienced security breaches in which credit and debit card and other sensitive information has been stolen or compromised. While the Company has taken significant steps to prevent the occurrence of security breaches in this respect, the Company may, in the future, become subject to claims for purportedly fraudulent transactions arising out of the theft or compromise of credit or debit card or other information, and may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Any such proceeding could be a distraction to the Company and cause significant unplanned losses and expenses. If the Company’s security and information systems are compromised, if computer and mobile telephone equipment is lost or stolen, or if employees fail to comply with the applicable laws and regulations and electronic payment card or personal information is obtained by unauthorized persons or used inappropriately or illegally, it could adversely affect the Company’s reputation, as well as results of operations, and could result in litigation, the imposition of penalties, or significant expenditures to remediate any damage to persons whose credit card, debit card, or personal information has been compromised. The Company is continuously working to install new, and upgrade its existing, information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. However, there is no guarantee that the Company will not be affected by cyber risks or security breaches.

A major failure of technology and information systems could adversely affect the Company’s business.
The efficient operation of the Company’s business is dependent on technology and information systems. In particular, the Company relies on information systems to effectively manage sales, distribution, supply chain, and merchandise planning and allocation functions. However, the failure of technology and information systems to perform as designed could disrupt the Company’s business and adversely affect sales and profitability. There is the risk that the Company could experience challenges with its information systems due to system implementation issues, which include the replacement of certain management and merchandising systems now and over the next few years, system outages or failures, viruses, cyber extortion, which could lead to denial of service to customers, hackers, or other causes. For example, in October 2015 after the Company replaced its warehouse and order management system, it began experiencing significant supply chain challenges. The new system was not able to process product flow at the volumes necessary to support its sales plans, which stressed the Company’s ability to place new product in its stores and its distribution center and significantly decreased its ability to fulfill digital sales orders, negatively impacting the Company’s sales and profitability. The Company may incur additional lost sales and remediation costs resulting from the Company’s supply chain issues and/or the replacement of other systems.
Various risks associated with digital sales may adversely affect the Company’s business.
The Company sells merchandise digitally over the Internet through www.finishline.com, www.jackrabbit.com, www.boulderrunningcompany.com, and www.macys.com, as well as through mobile commerce at m.finishline.com. The digital operations are subject to numerous risks, including but not limited to, unanticipated operating problems, reliance on third party computer hardware, software, and service providers, system failures, and the need to invest in additional computer and other systems. The digital operations also involve other risks that could have an impact on the Company’s results of operations, including hiring, retention, and training of personnel to conduct the digital operations, diversion of sales from the stores/shops, rapid technological changes, liability for online content, credit and debit card fraud, and risks related to the failure of the computer systems that operate the various websites and related support systems, such as computer viruses, cyber extortion, which could lead to denial of service to customers, telecommunication failures, break-ins, security breaches, and similar disruptions. There can be no assurance that the digital operations will continue to operate effectively, achieve sales and profitability growth, or remain at their current or any anticipated levels.
The Company’s business may be adversely affected by regulatory and litigation developments.
Various aspects of the Company’s operations are subject to federal, state, or local laws, rules, and regulations, any of which may change from time to time. Sales and results of operations may be adversely affected by new legal requirements, including but not limited to, comprehensive federal health care legislation enacted in 2010, the Fair Labor Standards Act, and attendant regulations. For example, new legislation or regulations may result in increased costs directly for compliance or indirectly to the extent that such requirements increase prices of goods and services because of increased compliance costs. Additionally, the Company is regularly involved in various litigation matters that arise in the ordinary course of doing business. Litigation or regulatory developments could adversely affect the business operations and financial performance of the Company.
Anti-takeover provisions under the Indiana Business Corporation Law and the Company’s Restated Articles of Incorporation and Bylaws may render more difficult the accomplishment of mergers or the assumption of control by a principal shareholder, making more difficult the removal of management.
Certain provisions of the Indiana Business Corporation Law, specifically the director standards of conduct provision in Section 23-1-35-1, the control share acquisitions provisions in Sections 23-1-42-1 to 23-1-42-11, and the business combination provisions in Sections 23-1-43-1 to 23-1-43-24, and certain provisions of the Company’s Restated Articles of Incorporation and Bylaws, specifically the provisions regarding preferred stock, the provisions requiring a supermajority vote for certain business combinations and certain amendments to the Restated Articles of Incorporation, the provisions requiring approval of certain transactions by the continuing directors, the provisions for a staggered board, and the provisions limiting removal of directors to removal for cause, may have the effect of discouraging an unsolicited attempt by another person or entity to acquire control of the Company. These provisions may make mergers, tender offers, the removal of directors or management, and certain other transactions more difficult or more costly and could discourage or limit shareholder participation in such types of transactions, whether or not such transactions are favored by the majority of the Company’s shareholders. Such provisions also could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating merger or acquisition discussions with the Company. Any of these factors could reduce the price of the Company’s common stock.

The Company’s shops within department stores operations are reliant on Macy’s.
The Company’s shops within department stores use selling space within Macy’s. These shops within department stores are dependent on the Macy’s point of sale and other technological platforms, including those related to www.macys.com. In addition, the Macy’s management team, corporate strategy, labor relations, and marketing and advertising campaigns have an effect on the success of the Company’s shops within department stores. The Company has limited influence over these factors, so a strategic shift in any of these factors or a significant disruption in Macy’s business could result in deterioration in the operations of the Company’s shops within department stores.
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
In 2010, Congress enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, imposes new and significant taxes on health insurers and health care benefits, and increases the reporting required to comply with the legislation. Due to the breadth and complexity of the health care reform legislation and the considerable number of eligible employees who currently choose not to participate in our plans, it is difficult to predict the overall effect of the statute and related regulations on our business over the coming years. Based on the health care law changes, beginning in 2015 some eligible employees who had historically not chosen to participate in our health care plans found it more advantageous to participate in our plans. Such changes include tax penalties to persons for not obtaining health care coverage and being ineligible for certain health care subsidies if an employee is eligible for health care coverage under an employer’s plan. If a larger number of eligible employees, who currently choose not to participate in our plans, choose to enroll over the next few years, it may significantly increase our health care coverage costs and negatively affect our financial results.
Legislative or regulatory initiatives related to global warming and climate change concerns may negatively affect our business.
There has been an increasing focus and significant debate on global climate change, including increased attention from regulatory agencies and legislative bodies. The increased focus may lead to new initiatives directed at regulating an array of environmental matters. Legislative, regulatory, or other efforts in the United States to address climate change could result in future increases in taxes or in the cost of transportation and utilities, which could decrease our operating profits and could necessitate additional investments in facilities and equipment. We are unable to predict the potential effects that any such future environmental initiatives may have on our business.
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Customer Central and the Company’s distribution center are located on 54 acres in Indianapolis, Indiana. The facility consists of 142,000 square feet of office space and 647,000 square feet of warehouse space. The facility, which is owned by the Company, was designed and constructed to the Company’s specifications and includes automated conveyor and storage rack systems, a high speed shipping sorter, and a tilt-tray sortation system. The Company also leases 12,501 square feet of corporate office space for the Company’s digital team in Boulder, Colorado and 7,883 square feet of corporate office space for JackRabbit corporate in Denver, Colorado.
Store Locations
As of April 2, 2016, the Company operated 1,053 stores/shops in 47 U.S. states, the District of Columbia, and Puerto Rico. The brick and mortar stores and shops within department stores are primarily located in enclosed shopping malls and the JackRabbit stores are primarily located on street front locations. The following table sets forth information concerning the Company’s stores/shops as of April 2, 2016:

State	Finish Line	JackRabbit	Branded shops within department stores	State	Finish Line	JackRabbit	Branded shops within department stores
Alabama	9		2	Nevada	5		6
Arizona	11		9	New Hampshire	4		2
Arkansas	6			New Jersey	13	7	18
California	42		90	New Mexico	3		2
Colorado	12	5	4	New York	24	8	28
Connecticut	8	2	8	North Carolina	14	3	2
Delaware			1	North Dakota	2
Florida	44		29	Ohio	37	3	13
Georgia	19		11	Oklahoma	5		1
Hawaii			4	Oregon	1		7
Idaho	1		1	Pennsylvania	29		14
Illinois	33		13	Rhode Island	1	1	2
Indiana	23	5	6	South Carolina	9
Iowa	7			South Dakota	1
Kansas	5	3	2	Tennessee	14		5
Kentucky	8	1	2	Texas	58	11	27
Louisiana	9		4	Utah		2
Maine	1		1	Virginia	24	3	10
Maryland	17	1	11	Washington	9		19
Massachusetts	13	6	10	West Virginia	7
Michigan	19	8	10	Wisconsin	8		2
Minnesota	9		7	Wyoming	1
Mississippi	7			District of Columbia		1	1
Missouri	11	2	6	Puerto Rico	3		2
Nebraska	3
				Totals	589	72	392

Finish Line and JackRabbit lease all of their stores. Initial lease terms for the Company’s stores are generally 10 years in duration without renewal options, although some of the stores are subject to leases for three to five years with one or more renewal options. The leases generally provide for a fixed minimum rental fee plus contingent rent, which is determined as a percentage of gross sales in excess of specified levels. Shops within department stores are operated under a license agreement based on a percentage of sales, which includes a guaranteed minimum license fee in fiscal years 2017 through 2023.
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
Item 4. Mine Safety Disclosures
Not applicable.

Item 4.5. Executive Officers of the Registrant
Executive officers of the Company are appointed by and serve at the discretion of the Company’s Board of Directors. The following table sets forth certain information regarding the Company’s executive officers as of April 26, 2016.
No executive officer of the Company has a “family relationship” with any director or other executive officer of the Company, as that term is defined for purposes of this disclosure requirement.

Name	Age	Position	Officer Since
Samuel M. Sato(1)	52	Chief Executive Officer and Director	2007
Glenn S. Lyon(2)	65	Executive Chairman	2001
Melissa Greenwell(3)	49	Executive Vice President, Chief Operating Officer	2013
Edward W. Wilhelm(4)	57	Executive Vice President, Chief Financial Officer	2009
AJ Sutera(5)	50	Executive Vice President, Chief Information and Technology Officer	2016
Imran Jooma(6)	44	Divisional President, Executive Vice President, Omnichannel Strategy	2015
Bill Kirkendall(7)	62	Executive Vice President, President of JackRabbit	2014
 _________________________

(1)
Mr. Sato has served as Chief Executive Officer of the Company since February 28, 2016 and as a Director since October 2014. Previously, Mr. Sato was the Company’s President, serving in such capacity since October 2014.

(2)
Mr. Lyon has served as Chairman of the Company since July 2010, and as Executive Chairman since February 28, 2016. Previously, Mr. Lyon was the Company’s Chief Executive Officer, serving in such capacity since December 2008.

(3)
Ms. Greenwell has served as Executive Vice President, Chief Operating Officer of the Company since February 28, 2016. Previously, Ms. Greenwell was the Company’s Executive Vice President, Chief Human Resources Officer, serving in such capacity since June 2013.

(4)	Mr. Wilhelm has served as Executive Vice President, Chief Financial Officer of the Company since joining the Company in March 2009.

(5)
Mr. Sutera joined the Company as Executive Vice President, Chief Information and Technology Officer on March 16, 2016. Prior to joining the Company, Mr. Sutera held several senior leadership roles with Hudson’s Bay Company in support of a seamless omnichannel customer experience and key leadership positions at JetBlue Airways, Liberty Travel/GOGO Worldwide Vacations, and GlobalWorks Group LLC.

(6)
Mr. Jooma has served as Divisional President, Executive Vice President, Omnichannel Strategy of the Company since February 28, 2016. Previously, Mr. Jooma was the Company’s Executive Vice President, Chief Omnichannel Officer, serving in such capacity since February 2015. Prior to joining the Company, Mr. Jooma was Executive Vice President and President of Online, Marketing, Pricing, and Financial Services at Sears Holding Company and previously held key leadership positions at OfficeMax and Circuit City.

(7)
Mr. Kirkendall has served as Executive Vice President, President of JackRabbit since April 2014. Previously, Mr. Kirkendall served as a member of the Company’s Board of Directors since 2001, resigning from the position in April 2014.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the Nasdaq Global Select Market under the ticker symbol FINL.
The following table sets forth, for the periods indicated, the intra-day high and low sales prices of the Company’s common stock as reported by the Nasdaq Stock Market.

	Fiscal 2016		Fiscal 2015
Quarter Ended	High	Low	High	Low
May	$26.83	$23.06	$30.15	$25.38
August	29.05	24.39	30.53	26.16
November	26.69	15.37	31.90	24.15
February	19.11	15.51	29.02	22.40
As of April 2, 2016, there were approximately 1,618 record holders of the Company’s common stock. The number of common stock record holders excludes the beneficial owners of shares held in “street” name or held through participants in depositories.
On January 5, 2016, the Company’s Board of Directors increased its quarterly cash dividend by 11% to $0.10 per share of the Company’s common stock. The Company declared dividends of $16.5 million and $15.7 million during fiscal 2016 and 2015, respectively. As of February 27, 2016 and February 28, 2015, dividends declared but not paid of $4.3 million and $4.2 million, respectively, were accrued in other liabilities and accrued expenses on the Company’s consolidated balance sheets. The Company expects to continue to pay dividends on a quarterly basis and review for increases annually; however, further declarations of dividends remain at the discretion of the Company’s Board of Directors.
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program (the “Share Repurchase Program”) to repurchase shares of the Company’s common stock. On March 26, 2015, the Company’s Board of Directors amended the Share Repurchase Program (the “2015 Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2018.
The Company repurchased 3.9 million shares of its common stock at an average price of $20.42 per share for an aggregate amount of $79.9 million in fiscal 2016. As of February 27, 2016, there were 2.3 million shares remaining available to repurchase under the 2015 Amended Program.
As of February 27, 2016, the Company held 17,381,000 shares of its common stock as treasury shares at an average price of $20.10 per share for an aggregate carrying amount of $349.4 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Details on the shares repurchased under the 2015 Amended Program during the thirteen weeks ended February 27, 2016 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
November 29, 2015 – January 2, 2016	—	$—	—	4,287,836
January 3, 2016 – January 30, 2016	1,845,900	17.10	1,845,900	2,441,936
January 31, 2016 – February 27, 2016	150,000	18.26	150,000	2,291,936
	1,995,900	$17.18	1,995,900
____________________

(1)	The average price paid per share includes any brokerage commissions.

Item 6. Selected Financial Data

	Year Ended
	February 27,	February 28,	March 1,	March 2,	March 3,
	2016	2015	2014	2013	2012
	(in thousands, except per share and store/shop data)
Statement of Operations Data(1):
Net sales	$1,888,888	$1,820,586	$1,670,410	$1,443,365	$1,369,259
Cost of sales (including occupancy costs)(a)	1,305,896	1,236,783	1,122,967	958,921	889,130
Gross profit	582,992	583,803	547,443	484,444	480,129
Selling, general, and administrative expenses(a)(b)	503,660	459,455	424,571	365,883	343,629
Impairment charges and store closing costs	48,692	3,918	2,767	6,264	2,165
Operating income	30,640	120,430	120,105	112,297	134,335
Interest (expense) income, net	(65)	(15)	37	198	447
Gain on sale of investment	—	—	2,076	—	—
Income before income taxes	30,575	120,415	122,218	112,495	134,782
Income tax expense(c)	8,779	40,673	47,166	43,314	49,978
Net income	21,796	79,742	75,052	69,181	84,804
Net loss attributable to redeemable noncontrolling interest	96	2,251	1,851	2,292	—
Net income attributable to The Finish Line, Inc.	$21,892	$81,993	$76,903	$71,473	$84,804
Earnings Per Share Data(1):
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.49	$1.71	$1.57	$1.42	$1.62
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.48	$1.70	$1.56	$1.40	$1.59
Dividends declared per share	$0.37	$0.33	$0.29	$0.25	$0.21
Share Data:
Basic weighted-average shares	44,565	47,268	48,286	49,824	52,020
Diluted weighted-average shares(2)	44,787	47,658	48,701	50,491	52,818
Selected Store Operating Data:
Number of stores/shops
Acquired during year	4	20	15	6	18
Opened during year	10	226	212	34	5
Closed during year	(62)	(21)	(24)	(21)	(31)
Open at end of year	1,055	1,103	878	675	656
Total square feet(3)	4,017,333	4,138,117	3,893,480	3,594,806	3,498,090
Average square feet per store/shop(3)	3,808	3,752	4,434	5,326	5,332
Net sales per square foot for brick and mortar comparable stores(4)(5)	$369	$368	$366	$353	$339
Increase in Finish Line comparable store sales(5)(6)	1.8%	3.2%	4.2%	5.8%	9.2%
Balance Sheet Data:
Working capital	$300,166	$339,375	$373,293	$357,657	$414,065
Total assets	$817,548	$849,855	$824,945	$706,422	$711,496
Total debt	$—	$—	$—	$—	$—
Shareholders’ equity	$527,644	$589,644	$582,184	$524,863	$529,537
____________________

(1)	Fiscal 2012 includes 53 weeks versus 52 weeks in all other fiscal years presented.

(2)	Consists of weighted-average common and common equivalent shares outstanding for the fiscal year.

(3)	Computed as of the end of each fiscal year.

(4)
Calculation includes all brick and mortar stores that were open as of the end of each fiscal year and that were open more than one year. Accordingly, stores opened, closed, or expanded during the fiscal year were not included. Temporarily closed stores are excluded during the months that the store was closed. Calculation excludes digital sales. Calculated excluding sales for the 53rd week in fiscal 2012.

(5)	JackRabbit stores and shops within department stores are not included in this calculation.

(6)
Calculation includes all brick and mortar stores that were open as of the end of each fiscal year and that were open more than one year. Accordingly, stores opened, closed, or expanded during the fiscal year were not included. Temporarily closed stores are excluded during the months that the store was closed. Calculation includes digital sales. Calculated excluding sales for the 53rd week in fiscal 2012.

(a)
Fiscal 2014 cost of sales includes $5.8 million in start-up costs related to inventory reserves established for inventory purchased from Macy’s. Fiscal 2014 selling, general, and administrative expenses includes $2.2 million in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear.

(b)	Fiscal 2016 includes $3.6 million in employee severance and retirement costs.

(c)	Fiscal 2015 includes a $4.3 million income tax benefit for a worthless stock deduction with respect to the Company’s wholly-owned subsidiary, The Finish Line MA, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
During fiscal 2016, the key highlights of the Company included record revenues, significant digital sales growth, and the success of growth initiatives, which included the repositioning and expansion of shops within 88 department stores. The Company remained committed to its strategic plan to put capital investments into its people, technology, and stores/shops. Additionally, the Company continued to provide direct returns to its shareholders through dividends and stock repurchases totaling $96.3 million during fiscal 2016. An overview of the detailed results is presented below:

•	Net sales increased 3.8% to $1,888.9 million in fiscal 2016 compared to $1,820.6 million in fiscal 2015.

•	Finish Line comparable store sales for fiscal 2016 increased 1.8%.

•	Finish Line’s digital comparable sales (which are included in Finish Line comparable store sales) increased 14.5%.

•	Net sales per square foot for brick and mortar comparable stores increased $1 to $369 per square foot.

•	Shops within department stores net sales increased $40.9 million to $247.3 million.

•	JackRabbit net sales increased $20.0 million to $89.9 million.

•	Gross profit was $583.0 million (30.9% of net sales) in fiscal 2016 compared to $583.8 million (32.1% of net sales) in fiscal 2015.

•
Product margin, as a percentage of net sales, decreased 1.0%, which was primarily due to the Company’s replacement of its warehouse and order management system during the third quarter of fiscal 2016. This led to a temporary inability to place new product in the Company’s stores/shops and distribution center, which caused an increase in the sales mix of clearance and aged product and a decrease in sales of new product with higher price points and margin in the second half of fiscal 2016.

•	Occupancy costs, as a percentage of net sales, increased 0.2%.

•	SG&A expenses were $503.7 million (26.7% of net sales) in fiscal 2016 compared to $459.5 million (25.3% of net sales) in fiscal 2015.

•
In the second half of fiscal 2016, the Company incurred incremental expenses related to the Company’s supply chain issues as a result of the replacement of the Company’s warehouse and order management system.

•
During fiscal 2016, depreciation expense increased due to the Company’s capital investments to support the new warehouse and order management system. In addition, the Company incurred incremental SG&A expenses to support the growth in stores/shops and digital.

•	Operating income was $30.6 million (1.6% of net sales) in fiscal 2016 compared to $120.4 million (6.6% of net sales) in fiscal 2015.

•
The $89.8 million decrease, or 74.6%, was primarily due to the decrease in product margin and increase in selling, general, and administrative expenses as a result of the Company’s replacement of its warehouse and order management system during the third quarter of fiscal 2016, partially offset by a 3.8% increase in consolidated net sales.

•
The $48.7 million in impairment charges and store closing costs recorded during fiscal 2016 related to the write-off of technology assets related to enterprise-wide systems infrastructure, the long-lived assets of underperforming stores, obsolete store fixtures and corporate assets, and fixtures and equipment related to the 62 stores/shops closed during fiscal 2016. This compared to $3.9 million in impairment charges and store closing costs during fiscal 2015.

•
Net income attributable to The Finish Line, Inc. was $21.9 million (1.2% of net sales) in fiscal 2016 compared to $82.0 million (4.5% of net sales) in fiscal 2015, a decrease of $60.1 million, or 73.3%.

•	Diluted earnings per share attributable to The Finish Line, Inc. shareholders decreased 71.8% to $0.48 in fiscal 2016 compared to $1.70 in fiscal 2015.

•	Cash and cash equivalents were $79.5 million as of February 27, 2016 with no interest bearing debt.

•	Generated cash from operations of $99.4 million in fiscal 2016.

•	Cash outlay for capital expenditures was $66.1 million, with an additional $5.7 million within accounts payable as of February 27, 2016.

•	Paid $16.4 million of dividends to shareholders in fiscal 2016.

•	Repurchased 3.9 million shares of the Company’s common stock totaling $79.9 million during fiscal 2016.

•	Opened 8 new and closed 54 brick and mortar stores during fiscal 2016, ending the year with 591 brick and mortar stores.

•
Opened 1 new branded shop within a department store and closed branded shops within 4 department stores during fiscal 2016, ending the year with branded shops in 392 department stores. Additionally, the Company repositioned and expanded shops within 88 department stores.

•	Acquired 4, opened 1, and closed 4 JackRabbit stores during fiscal 2016, ending the year with 72 JackRabbit stores.
Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.
Cost of Sales. Cost of sales includes the cost associated with acquiring merchandise from suppliers, occupancy costs, license fees, provision for inventory shortages, and credits and allowances from our merchandise suppliers. Cash consideration received from merchandise suppliers after the related merchandise has been sold is recorded as an offset to cost of sales in the period negotiations are finalized. For cash consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of cost of sales at the time of sale.
Because the Company does not include the costs associated with operating its distribution center and freight within cost of sales, the Company’s gross profit may not be comparable to those of other retailers that may include all such costs related to their distribution centers and freight in cost of sales and in the calculation of gross profit.
Valuation of Inventories. Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method. The Company’s valuation of merchandise inventory includes markdown adjustments for merchandise that will be sold below cost and the impact of inventory shrink. Markdowns are based upon historical information and assumptions about future demand and market conditions. Inventory shrink is based on historical information and assumptions about current inventory shrink trends. Supplier rebates are applied as a reduction to the cost of merchandise inventories. It is possible that changes to the markdowns and inventory shrink estimates could be required in future periods due to changes in market conditions.
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
Valuation of Goodwill. As a result of various acquisitions made by JackRabbit, the Company had a goodwill balance of $44.0 million and $34.7 million as of February 27, 2016 and February 28, 2015, respectively, on its consolidated balance sheets.

The Company accounts for goodwill in accordance with Accounting Standards Codification 350, Intangibles - Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill not be amortized, but reviewed for impairment if impairment indicators arise and, at a minimum, annually.
The goodwill impairment test is a two-step test. In the first step, the Company compares the fair value of each reporting unit with goodwill to its carrying value. The Company determines the fair value of its reporting units with goodwill using a combination of a discounted cash flow and a market value approach. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities. If the implied fair value of goodwill is less than the carrying value, an impairment charge is recognized for the difference.
The determination of the discounted cash flows of the reporting unit and assets and liabilities within the reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, earnings before depreciation and amortization, and capital expenditure forecasts. The market approach requires judgment and uses one or more methods to compare the reporting unit with similar businesses, business ownership interests, and/or securities that have been sold. The Company has evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting unit, as well as the fair values of the corresponding assets and liabilities within the reporting unit, and concluded they are reasonable and are consistent with prior valuations; however, due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.
Our fourth quarter fiscal 2016 annual goodwill impairment analysis did not result in any impairment charges. The fair value of JackRabbit exceeded its carrying value; however, our analysis contemplates growth in both comparable store sales and digital sales based on economic and industry forecasts as well as gross margin improvements and selling, general, and administrative expense leveraging in the future. While management believes these assumptions are reasonable and their use appropriate, actual results may not meet forecasted results. We will continue to monitor operating results within the JackRabbit reporting unit throughout the upcoming year in an effort to determine if events and circumstances warrant interim impairment testing. Otherwise, the reporting unit will again be subject to the required annual impairment test during the fourth quarter of fiscal 2017. Changes in judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and the discount rate, could decrease the estimated fair value of this reporting unit in the future and could result in an impairment of goodwill.
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
The Company calculates an annual effective income tax rate based on annual income, permanent differences between book and tax income, and statutory income tax rates. The Company adjusts the annual effective income tax rate as additional information on outcomes or events becomes available. The Company’s effective income tax rate is affected by changes in tax law, the tax jurisdiction of new stores/shops or business ventures, the level of earnings or losses, the results of tax audits, permanent tax deductions and credits, the level of investment income, and other items.
The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating income tax positions. The first step requires the Company to conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by a tax authority. The second step applies if the Company has concluded that the tax position is more likely than not to be sustained upon examination and requires the Company to measure the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position, new court cases, regulations, or rulings are issued, or when more or new information becomes available. The Company includes its accrual for uncertain tax positions, including accrued penalties and interest, in other long-term liabilities on the consolidated balance sheets unless the liability is expected to be paid within one year. Changes to the accrual for uncertain tax positions, including accrued penalties and interest, are included in income tax expense in the consolidated statements of income.
Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for fees paid in cloud computing arrangements, which assists entities in determining whether a cloud computing arrangement contains a software license. The guidance states that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses, and if a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and account for related costs in accordance with existing applicable U.S. GAAP. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact to the Company’s consolidated financial position, results of operations, or cash flows.
In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual or interim reporting periods beginning after December 15, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. In March 2016, the FASB issued an amendment to the guidance in order to clarify the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The effective date of the amendment is the same as that of the original guidance. The Company is currently assessing the new guidance and its potential impact to its consolidated results of operations, financial position, and cash flows.

In July 2015, the FASB issued guidance on simplifying the measurement of inventory. The guidance, which applies to inventory that is measured using any method other than the last-in, first-out (“LIFO”) or retail inventory method, requires that entities measure inventory at the lower of cost or net realizable value. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The Company is currently assessing the potential impact of adopting this guidance, but does not, at this time, anticipate a material impact to its consolidated results of operations, financial position, or cash flows.
In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation, be classified as noncurrent on the balance sheet. The change to noncurrent classification could have a significant impact on working capital. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company adopted this standard for the annual period beginning on March 1, 2015, and applied it retrospectively. As a result of adopting this standard, all deferred tax assets and liabilities have been classified as noncurrent. The balance sheet as of February 28, 2015 was retrospectively adjusted, which resulted in a $6.2 million decrease in the current deferred income tax liability balance and a $6.2 million increase in the long-term deferred income tax liability balance.
In February 2016, the FASB issued guidance on accounting for leases. A primary purpose of the guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Specifically, lessees will be required to recognize the rights and obligations resulting from leases classified as operating leases as assets and liabilities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, and cash flows.
In March 2016, the FASB issued guidance on simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, and cash flows.
Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

General
The following discussion and analysis should be read in conjunction with the information included in Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data.
The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in fiscal 2016, 2015, and 2014.
The Company is a premium retailer of athletic shoes, apparel, and accessories for men, women, and kids, throughout the United States and Puerto Rico, through multiple operating segments.
Brick and mortar comparable store sales are sales from Finish Line stores open longer than one year, beginning in the thirteenth month of a store’s operation. Expanded stores are excluded from the brick and mortar comparable store sales calculation until the thirteenth month following the re-opening of the store and temporarily closed stores are excluded during the months that the store is closed. Brick and mortar comparable store sales do not include sales from JackRabbit or shops within department stores.
Digital comparable sales are the change in sales year over year for the reporting period derived from finishline.com and m.finishline.com.
Finish Line comparable store sales is the aggregation of brick and mortar comparable store sales and digital comparable sales.
JackRabbit comparable store sales are sales from JackRabbit stores open longer than one year or operated longer than one year after being acquired, including e-commerce sales, beginning in the thirteenth month of a store’s operation or after it was acquired. Expanded stores are excluded from the JackRabbit comparable store sales calculation until the thirteenth month following the re-opening of the store and temporarily closed stores are excluded during the months that the store is closed.
The following tables set forth store/shop and square feet information of the Company for each of the following fiscal years:

	Year Ended
Number of stores/shops	February 27, 2016	February 28, 2015
Finish Line:
Beginning of year	637	645
Opened	8	10
Closed	(54)	(18)
End of year	591	637
Branded shops within department stores:
Beginning of year	395	185
Opened	1	213
Closed	(4)	(3)
End of year	392	395
JackRabbit:
Beginning of year	71	48
Acquired	4	20
Opened	1	3
Closed	(4)	—
End of year	72	71
Total:
Beginning of year	1,103	878
Acquired	4	20
Opened	10	226
Closed	(62)	(21)
End of year	1,055	1,103

Square feet information	February 27, 2016	February 28, 2015
Finish Line:
Square feet	3,278,039	3,471,448
Average store size	5,547	5,450
Branded shops within department stores:
Square feet	476,533	404,521
Average shop size	1,216	1,024
JackRabbit:
Square feet	262,761	262,148
Average store size	3,649	3,692
Total:
Square feet	4,017,333	4,138,117
Results of Operations
The following table sets forth net sales of the Company by major category for each of the following fiscal years (in thousands):

	Year Ended
Category	February 27, 2016		February 28, 2015		March 1, 2014
Footwear	$1,681,629	89%	$1,596,443	88%	$1,466,039	88%
Softgoods	207,259	11%	224,143	12%	204,371	12%
Total net sales	$1,888,888	100%	$1,820,586	100%	$1,670,410	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for the fiscal years indicated below:

	Year Ended
	February 27, 2016	February 28, 2015	March 1, 2014
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	69.1	67.9	67.2
Gross profit	30.9	32.1	32.8
Selling, general, and administrative expenses	26.7	25.3	25.4
Impairment charges and store closing costs	2.6	0.2	0.2
Operating income	1.6	6.6	7.2
Interest (expense) income, net	—	—	—
Gain on sale of investment	—	—	0.1
Income before income taxes	1.6	6.6	7.3
Income tax expense	0.4	2.2	2.8
Net income	1.2	4.4	4.5
Net loss attributable to redeemable noncontrolling interest	—	0.1	0.1
Net income attributable to The Finish Line, Inc.	1.2%	4.5%	4.6%

Fifty-Two Weeks Ended February 27, 2016 Compared to the Fifty-Two Weeks Ended February 28, 2015
Net Sales

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Brick and mortar stores sales	$1,258,405	$1,288,053
Digital sales	293,228	256,204
Shops within department stores sales	247,349	206,450
JackRabbit sales	89,906	69,879
Total net sales	$1,888,888	$1,820,586

Brick and mortar comparable store sales (decrease) increase	(0.8)%	—%
Digital comparable sales increase	14.5%	22.6%
Finish Line comparable store sales increase	1.8%	3.2%
JackRabbit comparable store sales increase	0.9%	N/A
Net sales increased 3.8% in fiscal 2016 as compared to fiscal 2015. The increase was attributable to a Finish Line comparable store sales increase of 1.8%, an increase in shops within department stores net sales of $40.9 million, primarily due to an increase in the number of branded shops open during fiscal 2016 as compared to fiscal 2015 as well as an increase in sales per shop, and an increase in JackRabbit net sales of $20.0 million, primarily due to increased store count and digital sales, which was partially offset by a net decrease in Finish Line store count as compared to the prior year. The Finish Line comparable store sales increase of 1.8% was due to an increase in store average dollar per transaction and digital traffic, partially offset by a decrease in store and digital conversion, store traffic, and digital average dollar per transaction in fiscal 2016 as compared to fiscal 2015.
The decelerated growth in Finish Line comparable store sales and shops within department stores sales was primarily caused by the replacement of the Company’s warehouse and order management system during the third quarter of fiscal 2016. In October 2015, the Company began experiencing significant supply chain challenges as the new system was not able to process product flow at the volumes necessary to support its planned receipts and allocations, which caused stress to the Company’s ability to place new product in its stores/shops and distribution center and significantly decreased its ability to fulfill digital sales orders. Inbound shipments processed by the Company during the third quarter of fiscal 2016 decreased 25% as compared to the third quarter of fiscal 2015. As a result, average merchandise inventory levels in its stores/shops and distribution center during the third quarter of fiscal 2016 were $41 million, or 14% below average merchandise inventory levels during the third quarter of fiscal 2015. This drove a significant decrease in brick and mortar and digital conversion during the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015, despite an increase in digital traffic and slight decrease in brick and mortar traffic. In addition, during the third quarter of fiscal 2016, the new system struggled to process digital orders received, which led to cancellation rates that were 50% higher than normal. The decrease in average merchandise inventory levels also drove a decrease in digital and brick and mortar average dollar per transaction during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 due to an increase in the sales mix of clearance and aged product and a decrease in new product with higher price points. These complications were similar in the Company’s shops within department stores, which caused a deceleration of the growth experienced in the current year as compared to the prior year. The Company believes the complications caused by the new warehouse and order management system replacement have significantly improved and the system is currently functional; however, the Company is still in the process of enhancing the system’s capabilities in order to realize the benefits provided by the new system.

Consolidated footwear sales increased 5.3% in fiscal 2016 as compared to fiscal 2015, which was primarily driven by percentage increases in the low-single digits in men’s, low teens in women’s, and mid-single digits in kids’ footwear sales. Consolidated softgoods sales were even more significantly impacted than footwear sales by the replacement of the Company’s warehouse and order management system in the third quarter of fiscal 2016. The complications caused softgoods product levels and sales to be significantly below the Company’s plan for the third quarter of fiscal 2016 with the largest declines coming in its fleece product, which was also impacted by unseasonably warm temperatures in many areas of the United States. As a result, softgoods sales decreased 7.5% in fiscal 2016 as compared to fiscal 2015.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Cost of sales (including occupancy costs)	$1,305,896	$1,236,783
Gross profit	$582,992	$583,803
Gross profit as a percentage of net sales	30.9%	32.1%
Gross profit, as a percentage of net sales, decreased 1.2% in fiscal 2016 as compared to fiscal 2015, which was primarily due to a 1.0% decrease in product margin and a 0.2% increase in occupancy costs, as a percentage of net sales. The 1.0% decrease in product margin, as a percentage of net sales, was primarily due to the replacement of the Company’s warehouse and order management system during the third quarter of fiscal 2016. As previously discussed, the inability to place new product in the Company’s stores/shops and distribution center caused an increase in the sales mix of clearance and aged product and a decrease in sales of new product with higher price points and margin, which caused a degradation of product margins for the third quarter of the current year as compared to the prior year. The 0.2% increase in occupancy costs, as a percentage of net sales, was primarily due to deleveraging against the Finish Line comparable store sales increase.
Selling, General, and Administrative Expenses

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Selling, general, and administrative expenses	$503,660	$459,455
Selling, general, and administrative expenses as a percentage of net sales	26.7%	25.3%
Selling, general, and administrative expenses increased $44.2 million in fiscal 2016 as compared to fiscal 2015, which was primarily due to the following: (1) approximately $8.0 million of incremental expenses related to the Company’s supply chain issues as a result of the replacement of the Company’s warehouse and order management system previously discussed, which included additional IT resources to address technical issues and help stabilize the new system; additional freight costs related to rerouting of trucks to the Company’s vendor partners to assist in repacking, diverting product to a third-party location to help process product flow, and higher per unit shipping costs due to shipments to the Company’s stores/shops from its distribution center being well below capacity; and incremental labor costs in the Company’s distribution center related to the manual processing, handling, and shipping of inventory to its stores/shops and to fulfill orders; (2) an increase in depreciation expense of $5.7 million, or 15%, which was primarily due to the replacement of the Company’s warehouse and order management system that went live during the third quarter of fiscal 2016; (3) an increase in web advertising to drive traffic to the Company’s websites; (4) incremental credit costs due to an increase in chargebacks; (5) the Company recording $3.6 million in employee severance and retirement costs in fiscal 2016; and (6) variable costs in fulfillment, Macys.com license fees, and payroll in conjunction with the 3.8% increase in consolidated net sales.
The Company currently expects to incur incremental selling, general, and administrative expenses for increased technical and operational resources to enhance the capabilities of the new warehouse and order management system during the first half of fiscal 2017.
Impairment Charges and Store Closing Costs

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Impairment charges and store closing costs	$48,692	$3,918
Impairment charges and store closing costs as a percentage of net sales	2.6%	0.2%
Number of stores/shops closed	62	21
The $48.7 million in impairment charges and store closing costs recorded during fiscal 2016 were primarily the result of a $33.3 million write-off of technology assets related to enterprise-wide systems infrastructure, as the Company determined that the systems were no longer going to be used for their originally intended purpose and instead the Company will focus on smaller upgrades and enhancements to its existing core systems going forward, an $11.8 million write-off of long-lived assets of underperforming stores, and a $1.5 million write-off of obsolete store fixtures and corporate assets. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $2.1 million in store closing costs during fiscal 2016, which represents the non-cash write-off of fixtures and equipment upon a store/shop closing.
The $3.9 million in impairment charges and store closing costs recorded during fiscal 2015 were primarily the result of a $2.1 million charge for the write-off of tangible and indefinite-lived intangible assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose, a $0.5 million write-off of long-lived assets of four underperforming stores, and a $0.3 million write-off of obsolete store fixtures. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $1.0 million in store closing costs during fiscal 2015.
Interest (Expense) Income, Net

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Interest (expense) income, net	$(65)	$(15)
Interest (expense) income, net as a percentage of net sales	—%	—%
Interest income is earned on the Company’s investments and interest expense is incurred on money borrowed, the unused commitment fee, and letter of credit fees related to the Company’s Amended and Restated Revolving Credit Facility Credit Agreement.
Income Tax Expense

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Income tax expense	$8,779	$40,673
Income tax expense as a percentage of net sales	0.4%	2.2%
Effective income tax rate	28.7%	33.8%
The decrease in the effective tax rate in fiscal 2016 as compared to fiscal 2015 was primarily due to the $89.8 million decrease in pre-tax book income in fiscal 2016 as compared to fiscal 2015. In addition, the recognition of a $4.3 million income tax benefit for a worthless stock deduction with respect to the Company’s wholly-owned subsidiary, The Finish Line MA, Inc., in fiscal 2015 was partially replaced with the recognition of $3.1 million of federal and state research and development tax credits in fiscal 2016. The Company does not expect to generate significant federal and state research and development tax credits in fiscal 2017.
Net Loss Attributable To Redeemable Noncontrolling Interest

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Net loss attributable to redeemable noncontrolling interest	$96	$2,251
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	—%	0.1%
The net loss attributable to redeemable noncontrolling interest represents the noncontrolling owner’s portion of the net loss generated by JackRabbit for the fiscal year. The decrease in fiscal 2016 as compared to fiscal 2015 was primarily due to JackRabbit becoming a wholly owned subsidiary of the Company during fiscal 2016.

Net Income Attributable To The Finish Line, Inc.

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands, except per share data)
Net income attributable to The Finish Line, Inc.	$21,892	$81,993
Net income attributable to The Finish Line, Inc. as a percentage of net sales	1.2%	4.5%
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.48	$1.70
Net income attributable to The Finish Line, Inc. decreased $60.1 million in fiscal 2016 as compared to fiscal 2015, which was primarily due to the increase in impairment charges and store closing costs related to the write-off of technology assets and long-lived assets of underperforming and closed stores, the increase in selling, general, and administrative expenses related to the Company’s supply chain issues as a result of the replacement of its warehouse and order management system in the third quarter of fiscal 2016 and additional costs to support the 3.8% increase in consolidated net sales, and the decrease in gross profit, as a percentage of net sales, caused by the Company’s supply chain issues as a result of the replacement of the Company’s warehouse and order management system, partially offset by the increase in net sales and the decrease in income tax expense.
Fifty-Two Weeks Ended February 28, 2015 Compared to the Fifty-Two Weeks Ended March 1, 2014
Net Sales

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands)
Brick and mortar stores sales	$1,288,053	$1,291,863
Digital sales	256,204	208,984
Shops within department stores sales	206,450	119,384
JackRabbit sales	69,879	50,179
Total net sales	$1,820,586	$1,670,410

Brick and mortar comparable store sales increase	—%	2.5%
Digital comparable sales increase	22.6%	15.1%
Finish Line comparable store sales increase	3.2%	4.2%
Net sales increased 9.0% in fiscal 2015 as compared to fiscal 2014. The increase was attributable to a Finish Line comparable store sales increase of 3.2%, an increase in shops within department stores net sales of $87.1 million, and an increase in JackRabbit net sales of $19.7 million, which was partially offset by a net decrease in Finish Line store count compared to the prior year. The Finish Line comparable store sales increase of 3.2% was due to an increase in average dollars per transaction, digital conversion, and digital traffic, partially offset by a decrease in store conversion and store traffic.
Footwear sales increased 8.9% in fiscal 2015 as compared to fiscal 2014, which was primarily driven by a 4.7% increase in men’s, a 17.2% increase in women’s, and a 10.0% increase in kids’ footwear sales. Softgoods sales increased 9.7% in fiscal 2015 as compared to fiscal 2014, which was primarily the result of a 9.1% increase in apparel sales due to the Company’s strategy to focus the product assortment on key items to drive apparel sales.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands)
Cost of sales (including occupancy costs)	$1,236,783	$1,122,967
Gross profit	$583,803	$547,443
Gross profit as a percentage of net sales	32.1%	32.8%
The 0.7% decrease in gross profit, as a percentage of net sales, was primarily due to a 0.5% decrease in product margin, net of shrink, as a percentage of net sales, and a 0.2% increase in occupancy costs, as a percentage of net sales. The 0.5% decrease in product margin, net of shrink, as a percentage of net sales, was primarily the result of an increase in markdowns of both basketball and running merchandise at Finish Line during fiscal 2015 as compared to fiscal 2014. The higher markdowns in basketball and running merchandise during fiscal 2015 were primarily due to the Company having to take markdowns during the year in order to sell off certain slow moving inventory and improve its inventory position at year-end. Additionally, JackRabbit had an increase in markdowns during fiscal 2015 to clear certain of its excess and aged inventory and improve its inventory position. These decreases were partially offset by the $5.8 million in start-up costs related to inventory reserves established for inventory purchased from Macy’s in the prior year. The 0.2% increase in occupancy costs, as a percentage of net sales, was primarily due to deleveraging against the flat brick and mortar comparable store sales in fiscal 2015.
Selling, General, and Administrative Expenses

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands)
Selling, general, and administrative expenses	$459,455	$424,571
Selling, general, and administrative expenses as a percentage of net sales	25.3%	25.4%
The $34.9 million increase in selling, general, and administrative expenses was primarily due to the following: (1) the increased cost associated with building teams for the growth in shops within department stores and JackRabbit; (2) variable costs in fulfillment, freight, and payroll in conjunction with the 9.0% increase in consolidated net sales; and (3) capital investments to support the Company’s technology upgrades, digital enhancements, and omnichannel strategy and to support shops within department stores and JackRabbit, which increased depreciation by $2.0 million, or 5.2%, compared to fiscal 2014. These increases were partially offset by $2.2 million in start-up costs associated with shipping and handling for the initial inventory takeover and assortment of Macy’s athletic footwear in the prior year.
 Impairment Charges and Store Closing Costs

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands)
Impairment charges and store closing costs	$3,918	$2,767
Impairment charges and store closing costs as a percentage of net sales	0.2%	0.2%
Number of stores/shops closed	21	24
The $3.9 million in impairment charges and store closing costs recorded during fiscal 2015 were primarily the result of a $2.1 million charge for the write-off of tangible and indefinite-lived intangible assets related to one of the Company’s websites, as the Company determined that the website was no longer going to be used for its originally intended purpose, a $0.5 million write-off of long-lived assets of four underperforming stores, and a $0.3 million write-off of obsolete store fixtures. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $1.0 million in store closing costs during fiscal 2015, which represents the non-cash write-off of fixtures and equipment upon a store/shop closing.

The $2.8 million in impairment charges and store closing costs recorded during fiscal 2014 were primarily the result of a $2.1 million write-off of obsolete store technology assets and fixtures. The asset impairment charges for the obsolete store technology assets and fixtures were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.7 million in store closing costs during fiscal 2014.
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
The decrease in the effective tax rate in fiscal 2015 as compared to fiscal 2014 was primarily due to the Company recognizing a $4.3 million income tax benefit for a worthless stock deduction with respect to the Company’s wholly-owned subsidiary, The Finish Line MA, Inc., and the release of tax reserves related to the closure of an IRS exam covering fiscal 2011 through 2013.
Net Loss Attributable to Redeemable Noncontrolling Interest

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands)
Net loss attributable to redeemable noncontrolling interest	$2,251	$1,851
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	0.1%	0.1%

The net loss attributable to redeemable noncontrolling interest represents the noncontrolling owner’s portion of the net loss generated by JackRabbit for the fiscal year. The increase in fiscal 2015 as compared to fiscal 2014 was primarily due to the increase in markdowns at JackRabbit during fiscal 2015 to clear certain of its excess and aged inventory and improve its inventory position.
Net Income Attributable to The Finish Line, Inc.

	Year Ended
	February 28, 2015	March 1, 2014
	(dollars in thousands, except per share data)
Net income attributable to The Finish Line, Inc.	$81,993	$76,903
Net income attributable to The Finish Line, Inc. as a percentage of net sales	4.5%	4.6%
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$1.70	$1.56
The $5.1 million increase in net income attributable to The Finish Line, Inc. was primarily due to the increase in net sales, the decrease in income tax expense, the increase in net loss attributable to redeemable noncontrolling interest (due to higher markdowns in JackRabbit in fiscal 2015), and an $8.0 million ($4.9 million net of taxes) charge for start-up costs related to shops within department stores recorded in fiscal 2014. These increases were partially offset by a decrease in gross profit as a percentage of net sales, the increase in impairment charges and store closing costs, the increase in selling, general, and administrative expenses to support the increase in sales in shops within department stores and JackRabbit in fiscal 2015, and the gain on sale of investment recorded in fiscal 2014.
Liquidity and Capital Resources
The Company’s primary source of working capital is cash on hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	February 27, 2016	February 28, 2015
Cash and cash equivalents	$79,495	$149,569
Merchandise inventories, net	$376,506	$343,403
Interest-bearing debt	$—	$—
Working capital	$300,166	$339,375
Operating Activities. Net cash provided by operating activities was $99.4 million, $101.8 million, and $119.0 million for fiscal 2016, 2015, and 2014, respectively. Net cash provided by operating activities decreased by $2.4 million in fiscal 2016 as compared to fiscal 2015. This decrease was primarily due to a decrease in net income, partially offset by an increase in non-cash expenses and a net decrease in the cash outflow in working capital balances for fiscal 2016 compared to fiscal 2015.
Net cash provided by operating activities decreased by $17.2 million in fiscal 2015 as compared to fiscal 2014. This decrease was primarily due to a net increase in the cash outflow in working capital balances, partially offset by an increase in net income and non-cash expenses in fiscal 2015 as compared to fiscal 2014.
At February 27, 2016, the Company had cash and cash equivalents of $79.5 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At February 27, 2016, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories, net increased 9.6% at February 27, 2016 as compared to February 28, 2015. The increase in merchandise inventories, net over the prior year was driven in part by a seasonal build in merchandise inventories associated with an earlier Easter compared to the prior year. Merchandise inventories increased double digits at shops within department stores and JackRabbit and mid-single digits at Finish Line.
Investing Activities. Net cash used in investing activities was $74.4 million, $101.1 million, and $91.2 million for fiscal 2016, 2015, and 2014, respectively. The decrease in cash used in investing activities in fiscal 2016 as compared to fiscal 2015 was primarily due to a $22.0 million decrease in capital expenditures, a $2.6 million decrease in JackRabbit acquisitions, and a $2.2 million decrease in cash paid for investments in fiscal 2016 as compared to fiscal 2015.

The increase in cash used in investing activities in fiscal 2015 as compared to fiscal 2014 was primarily due to a $6.4 million increase in capital expenditures, a $3.1 million decrease in proceeds from the sale of an investment, and a $2.2 million increase in cash paid for investments in fiscal 2015 as compared to fiscal 2014, partially offset by a $1.8 million decrease in cash paid for JackRabbit acquisitions in fiscal 2015.
Capital expenditures were $66.1 million, $88.1 million, and $81.7 million for fiscal 2016, 2015, and 2014, respectively. Expenditures in fiscal 2016 were primarily for the construction of 8 new brick and mortar stores, 1 new shop within department stores, and 1 new JackRabbit store, excluding acquisitions, the remodeling and repositioning of existing stores, and repositioning and expanding shops within department stores. Further, the Company had capital investments in technology to support the new warehouse and order management system and enhancements to its customer data and analytics systems. In addition to the $66.1 million of cash paid for capital expenditures in fiscal 2016, $5.7 million of capital expenditures for property and equipment was accrued in accounts payable as of February 27, 2016.
The Company intends to invest approximately $55-60 million in capital expenditures during fiscal 2017. Of this amount, approximately $40 million is intended for the construction of approximately 7 new brick and mortar stores and the remodeling or repositioning of 80-90 existing brick and mortar stores. In addition, approximately $5 million is expected to be spent to reposition and expand approximately 50 shops within department stores. The remaining $10-15 million to be invested is related primarily to an upgrade of our digital platform, our mobile first strategy, and information security enhancements. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.
Financing Activities. Net cash used in financing activities was $95.1 million, $80.2 million, and $25.7 million for fiscal 2016, 2015, and 2014, respectively. The $14.9 million increase in cash used in financing activities in fiscal 2016 as compared to fiscal 2015 was primarily due to an $11.8 million increase in stock repurchases, a $4.6 million decrease in proceeds from the issuance of common stock, a $4.1 million decrease in proceeds from the repayment of a related-party promissory note, a $1.9 million decrease in excess tax benefits from share-based compensation, and a $1.0 million increase in dividends paid to shareholders, offset partially by an $8.0 million decrease in the purchase of redeemable noncontrolling interest and a $0.5 million decrease in cash paid for the settlements of contingent consideration in fiscal 2016.
The $54.5 million increase in cash used in financing activities in fiscal 2015 as compared to fiscal 2014 was primarily due to a $45.4 million increase in stock repurchases, the purchase of redeemable noncontrolling interest of $9.0 million, a $1.7 million increase in dividends paid to shareholders, a $1.1 million decrease in proceeds from the issuance of common stock, a $0.7 million decrease in excess tax benefits from share-based compensation, and payment for the settlement of contingent consideration of $0.6 million, offset partially by $4.1 million of proceeds from the repayment of a related-party promissory note during fiscal 2015.
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
Approximately $1.6 million in stand-by letters of credit were outstanding as of February 27, 2016 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of February 27, 2016. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $98.4 million as of February 27, 2016.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of February 27, 2016.
The Amended Credit Agreement pricing grid is adjusted quarterly and is based on the Company’s leverage ratio. The minimum pricing is LIBOR plus 0.90% or Base Rate (as defined in the Amended Credit Agreement) and the maximum pricing is LIBOR plus 1.75% or Base Rate plus 0.75%. The Company is also subject to an unused commitment fee based on the Company’s leverage ratio with minimum pricing of 0.10% and maximum pricing of 0.25%. In addition, the Company is subject to a letter of credit fee based on the Company’s leverage ratio with minimum pricing of 0.40% and maximum pricing of 1.25%.

Share Repurchase Program. On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program (the “Share Repurchase Program”) to repurchase shares of the Company’s common stock. On March 26, 2015, the Company’s Board of Directors amended the Share Repurchase Program (the “2015 Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2018.
The Company repurchased 3.9 million shares of its common stock at an average price of $20.42 per share for an aggregate amount of $79.9 million in fiscal 2016. As of February 27, 2016, there were 2.3 million shares remaining available to repurchase under the 2015 Amended Program.
As of February 27, 2016, the Company held 17,381,000 shares of its common stock as treasury shares at an average price of $20.10 per share for an aggregate carrying amount of $349.4 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Stock Incentive Plan of The Finish Line, Inc. and The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014. Further purchases of Company common stock will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Dividends. On January 7, 2016, the Company increased its quarterly cash dividend to $0.10 per share from $0.09 per share of the Company’s common stock. The Company declared dividends of $16.5 million and $15.7 million during fiscal 2016 and 2015, respectively. As of February 27, 2016 and February 28, 2015, dividends declared but not paid were $4.3 million and $4.2 million, respectively. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
Strategic Priority Funding. Management believes that cash on hand of $79.5 million as of February 27, 2016 and anticipated future operating cash flows will be sufficient to deliver on the Company’s four strategic priorities to drive sales and earnings growth, which are:

•	Strengthening engagement with the Finish Line consumer;

•	Driving the performance and contribution of our Macy’s and JackRabbit businesses;

•	Establishing the right leadership team; and

•	Creating an operating model that drives profitable growth and generates shareholder value consistently over the long-term.
Contractual Obligations
The following table summarizes the Company’s long-term contractual obligations as of February 27, 2016 (in thousands):

	Total	Payments Due by Fiscal Year
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
Contractual Obligations:
Operating lease obligations(1)	$812,117	$129,451	$228,451	$202,764	$251,451	$—
Other liabilities(2)(3)	8,764	—	—	—	—	8,764
Total contractual obligations	$820,881	$129,451	$228,451	$202,764	$251,451	$8,764
_____________

(1)
Includes the guaranteed minimum license fee associated with shops within department stores. The Company has entered into an arrangement to sell product in shops within department stores which includes a guaranteed minimum license fee in fiscal years 2017 through 2023. The license fee is compensation for use of the selling space, administrative and operational services, and use of the department store’s name.

(2)
Other liabilities includes future estimated payments associated with unrecognized tax benefits of $3.2 million. The Company expects to make cash outlays in the future related to unrecognized tax benefits. The liability is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For further information related to unrecognized tax benefits, see Note 6, “Income Taxes,” to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

(3)
Other liabilities includes future payments related to our non-qualified deferred compensation plan of $5.5 million. The liability is included in the “Other” category as the timing of these future payments is not known until an employee leaves the Company or otherwise requests an in-service distribution. For further information related to our non-qualified deferred compensation plan, see Note 7, “Retirement Plans,” to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

In addition to the contractual obligations noted in the table above, the Company enters into arrangements with suppliers to purchase merchandise up to 12 months in advance of expected delivery in the ordinary course of business. These open purchase orders do not contain any significant termination payments or other penalties if canceled. Total open purchase orders outstanding at February 27, 2016 were $605.6 million, and have not been included in the table above.
Off Balance Sheet Arrangements
The Company has no off balance sheet arrangements as that term is defined in Item 303(a)(4) of Regulation S-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
The Company is exposed to changes in interest rates primarily from its investments in marketable securities from time to time. The Company did not have any marketable securities as of February 27, 2016. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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
Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 27, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on management’s assessment, it believes that, as of February 27, 2016, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 27, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of The Finish Line, Inc.
We have audited The Finish Line, Inc.’s internal control over financial reporting as of February 27, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Finish Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Finish Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 27, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Finish Line, Inc. as of February 27, 2016 and February 28, 2015, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 27, 2016 of The Finish Line, Inc. and our report dated April 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
April 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of The Finish Line, Inc.
We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of February 27, 2016 and February 28, 2015, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 27, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at February 27, 2016 and February 28, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 27, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Finish Line, Inc.’s. internal control over financial reporting as of February 27, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
April 26, 2016

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	February 27, 2016	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$79,495	$149,569
Accounts receivable, net	18,227	16,663
Merchandise inventories, net	376,506	343,403
Income taxes receivable	28,877	8,963
Other	18,248	12,059
Total current assets	521,353	530,657
Property and equipment:
Land	1,557	1,557
Building	43,768	43,637
Leasehold improvements	198,193	248,399
Furniture, fixtures, and equipment	256,483	187,404
Construction in progress	9,182	102,944
	509,183	583,941
Less accumulated depreciation	265,790	309,581
Total property and equipment, net	243,393	274,360
Goodwill	44,029	34,719
Other assets, net	8,773	10,119
Total assets	$817,548	$849,855
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	February 27, 2016	February 28, 2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,651	$133,053
Employee compensation	18,839	19,093
Accrued property and sales tax	10,710	10,499
Other liabilities and accrued expenses	33,987	28,637
Total current liabilities	221,187	191,282
Commitments and contingencies
Deferred credits from landlords	32,327	29,143
Deferred income taxes	25,441	27,397
Other long-term liabilities	10,949	12,299
Redeemable noncontrolling interest, net	—	90
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding - (2016 - 42,377; 2015 - 46,052)	601	601
Additional paid-in capital	237,129	227,006
Retained earnings	639,296	633,910
Treasury stock, shares held - (2016 - 17,381; 2015 - 13,706)	(349,382)	(271,873)
Total shareholders’ equity	527,644	589,644
Total liabilities and shareholders’ equity	$817,548	$849,855
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended
	February 27, 2016	February 28, 2015	March 1, 2014
Net sales	$1,888,888	$1,820,586	$1,670,410
Cost of sales (including occupancy costs)	1,305,896	1,236,783	1,122,967
Gross profit	582,992	583,803	547,443
Selling, general, and administrative expenses	503,660	459,455	424,571
Impairment charges and store closing costs	48,692	3,918	2,767
Operating income	30,640	120,430	120,105
Interest (expense) income, net	(65)	(15)	37
Gain on sale of investment	—	—	2,076
Income before income taxes	30,575	120,415	122,218
Income tax expense	8,779	40,673	47,166
Net income	21,796	79,742	75,052
Net loss attributable to redeemable noncontrolling interest	96	2,251	1,851
Net income attributable to The Finish Line, Inc.	$21,892	$81,993	$76,903

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.49	$1.71	$1.57
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.48	$1.70	$1.56
Dividends declared per share	$0.37	$0.33	$0.29
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 27, 2016	February 28, 2015	March 1, 2014
Operating activities:
Net income	$21,796	$79,742	$75,052
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges and store closing costs	48,692	3,918	2,767
Depreciation and amortization	43,946	38,473	34,964
Deferred income taxes	(999)	22,033	10,143
Loss on disposals of property and equipment	148	363	735
Gain on settlements of contingent consideration	(654)	(1,303)	—
Gain on sale of investment	—	—	(2,076)
Share-based compensation	10,932	8,193	7,068
Excess tax benefits from share-based compensation	(316)	(2,206)	(2,897)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,564)	(281)	(1,189)
Merchandise inventories, net	(32,470)	(35,970)	(56,707)
Other assets	(8,711)	6,751	(13,204)
Accounts payable	31,797	6,583	43,315
Employee compensation	(254)	(5,176)	8,690
Income taxes receivable/payable	(19,977)	(20,603)	6,248
Other liabilities and accrued expenses	3,838	(200)	5,632
Deferred credits from landlords	3,184	1,485	443
Net cash provided by operating activities	99,388	101,802	118,984
Investing activities:
Capital expenditures for property and equipment	(66,125)	(88,087)	(81,668)
Acquisitions, net of cash acquired	(8,278)	(10,921)	(12,687)
Proceeds from disposals of property and equipment	52	38	62
Cash paid for investments	—	(2,177)	—
Proceeds from sale of investment	—	—	3,076
Net cash used in investing activities	(74,351)	(101,147)	(91,217)
Financing activities:
Borrowings on revolving credit facility	30,000	—	—
Repayments on revolving credit facility	(30,000)	—	—
Dividends paid to shareholders	(16,407)	(15,417)	(13,674)
Proceeds from issuance of common stock	1,976	6,609	7,725
Excess tax benefits from share-based compensation	316	2,206	2,897
Purchases of treasury stock	(79,880)	(68,053)	(22,618)
Purchase of redeemable noncontrolling interest	(1,000)	(9,000)	—
Proceeds from repayment of related-party promissory note	—	4,090	—
Cash paid for settlements of contingent consideration	(116)	(600)	—
Net cash used in financing activities	(95,111)	(80,165)	(25,670)
Net (decrease) increase in cash and cash equivalents	(70,074)	(79,510)	2,097
Cash and cash equivalents at beginning of year	149,569	229,079	226,982
Cash and cash equivalents at end of year	$79,495	$149,569	$229,079
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid	$5,712	$13,532	$9,200
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Number of Shares		Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Totals
	Common	Treasury	Common
Balance at March 2, 2013	48,193	11,394	$596	$217,045	$504,883	$(197,661)	$524,863
Net income attributable to The Finish Line, Inc.					76,903		76,903
Cash dividends declared ($0.29 per share)					(14,155)		(14,155)
Non-qualified common stock options exercised and related tax benefits	751	(751)		582		10,031	10,613
Share-based compensation				7,068			7,068
Restricted shares vested, net of repurchase for taxes	158	13	5	(268)		(833)	(1,096)
Shares issued under employee stock purchase plan	31	(31)		192		414	606
Treasury stock purchased	(1,016)	1,016				(22,618)	(22,618)
Balance at March 1, 2014	48,117	11,641	601	224,619	567,631	(210,667)	582,184
Net income attributable to The Finish Line, Inc.					81,993		81,993
Cash dividends declared ($0.33 per share)					(15,714)		(15,714)
Non-qualified common stock options exercised and related tax benefits	484	(484)		2,858		5,772	8,630
Share-based compensation				8,193			8,193
Restricted shares vested, net of repurchase for taxes	122	(122)		(2,032)		778	(1,254)
Shares issued under employee stock purchase plan	29	(29)		352		297	649
Treasury stock purchased	(2,700)	2,700				(68,053)	(68,053)
Purchase of redeemable noncontrolling membership interest				(6,984)			(6,984)
Balance at February 28, 2015	46,052	13,706	601	227,006	633,910	(271,873)	589,644
Net income attributable to The Finish Line, Inc.					21,892		21,892
Cash dividends declared ($0.37 per share)					(16,506)		(16,506)
Non-qualified common stock options exercised and related tax benefits	111	(111)		887		1,339	2,226
Share-based compensation				10,932			10,932
Restricted shares vested, net of repurchase for taxes	88	(88)		(1,399)		629	(770)
Shares issued under employee stock purchase plan	39	(39)		321		403	724
Treasury stock purchased	(3,913)	3,913				(79,880)	(79,880)
Purchase of redeemable noncontrolling membership interest				(618)			(618)
Balance at February 27, 2016	42,377	17,381	$601	$237,129	$639,296	$(349,382)	$527,644
See accompanying notes.

THE FINISH LINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
Basis of Presentation. The consolidated financial statements include the accounts of The Finish Line, Inc. and its subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated. Throughout these notes to the consolidated financial statements, fiscal years ended February 27, 2016, February 28, 2015, and March 1, 2014 are referred to as fiscal 2016, 2015, and 2014, respectively.
The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in fiscal 2016, 2015, and 2014.
Nature of Operations. The Company is one of the largest specialty retailers in the United States, and operates two retail divisions, the Finish Line and JackRabbit (previously referred to by the Company as Running Specialty Group) brands.
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
In fiscal 2016, the Company purchased approximately 87% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 73%, 73%, and 70% of merchandise purchases in fiscal 2016, 2015, and 2014, respectively.
Use of Estimates. Preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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

Category	2016		2015		2014
Footwear	$1,681,629	89%	$1,596,443	88%	$1,466,039	88%
Softgoods	207,259	11%	224,143	12%	204,371	12%
Total net sales	$1,888,888	100%	$1,820,586	100%	$1,670,410	100%
Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At February 27, 2016, substantially all of the Company’s cash was invested in deposit accounts at banks. The majority of payments due from banks for credit card transactions process within 24 to 48 hours and are accordingly classified as cash and cash equivalents.
Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market using a weighted-average cost method. The Company’s valuation of merchandise inventory includes markdown adjustments for merchandise that will be sold below cost and the impact of inventory shrink. Markdowns are based upon historical information and assumptions about future demand and market conditions. Inventory shrink is based on historical information and assumptions about current inventory shrink trends. Supplier rebates are applied as a reduction to the cost of merchandise inventories.
Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings, three to 10 years for furniture, fixtures, and equipment, and three to 10 years for software. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred. Depreciation expense for fiscal 2016, 2015, and 2014 was $44.0 million, $38.4 million, and $36.4 million, respectively.
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
The Company capitalizes certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of property and equipment and was $115.1 million and $107.3 million at February 27, 2016 and February 28, 2015, respectively.
Store Closing Costs. Store closing costs represent the non-cash write-off of fixtures and equipment upon a store/shop closing. In the event a store is closed before its lease has expired, any estimated post-closing lease obligations are provided for when the leased space is no longer in use. The Company closed 62, 21, and 24 stores/shops in fiscal 2016, 2015, and 2014, respectively.
Goodwill and Other Intangible Assets. As a result of various JackRabbit acquisitions, the Company had a goodwill balance of $44.0 million and $34.7 million as of February 27, 2016 and February 28, 2015, respectively, on its consolidated balance sheets.
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
There were no impairment charges recognized by the Company related to goodwill during fiscal 2016, 2015, or 2014.
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
Revenue Recognition. Revenues are recognized at the time the customer receives the merchandise, which for digital commerce revenues reflects an estimate of shipments not yet received by the customer based on shipping terms and estimated delivery times. As it relates to Macy’s, the Company assumes the risks and rewards of ownership for merchandise at all of Macy’s locations and online at www.macys.com, including risk of loss for delivery, returns, and loss of inventory value. Net sales include merchandise, net of returns, and excludes all taxes.
The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based on historical redemption patterns. During the fourth quarter of fiscal 2016, 2015, and 2014 the Company recorded $0.9 million, $0.8 million, and $0.7 million, respectively, of revenue related to gift card breakage. Gift card breakage is included in net sales in the Company’s consolidated statements of income, but it is not included in the comparable sales amounts.
Cost of Sales. Cost of sales includes the cost associated with acquiring merchandise from suppliers, occupancy costs, license fees, provision for inventory shortages, and credits and allowances from merchandise suppliers. Cash consideration received from merchandise suppliers after the related merchandise has been sold is recorded as an offset to cost of sales in the period negotiations are finalized. For cash consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of cost of sales at the time of sale.
Because the Company does not include the costs associated with operating its distribution center and freight within cost of sales, the Company’s gross profit may not be comparable to those of other retailers that may include all such costs related to their distribution centers and freight in cost of sales and in the calculation of gross profit.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include store/shop payroll and related payroll benefits, store/shop operating expenses, advertising, cooperative advertising credits, share-based compensation, costs associated with operating our distribution center, and other corporate related expenses. Additionally, selling, general, and administrative expenses include inbound freight from vendors to the distribution center as well as outbound freight from the distribution center to stores/shops, to vendors for returns, to third party liquidators, and for shipments of product to customers.
Advertising. The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred. The following table shows advertising expense for each of the following fiscal years (in thousands):

	2016	2015	2014
Advertising expense	$44,192	$39,250	$41,818
Cooperative advertising credits	(6,919)	(5,005)	(9,846)
Net advertising expense	$37,273	$34,245	$31,972
Store/Shop Pre-opening Costs. Store/shop pre-opening costs and other non-capitalized expenditures, including payroll, training costs, and straight-line rent expense, are expensed as incurred.
Income Taxes. The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. The deferred tax assets may be reduced by a valuation allowance, which is established when it is more likely than not that all or some portion of the deferred tax assets will not be realized. In addition, management is required to evaluate all available evidence, including estimating future taxable income by taxing jurisdictions, the future reversal of temporary differences, tax planning strategies, and recent results of operations, when making its judgment to determine whether or not to record a valuation allowance for a portion, or all, of its deferred tax assets. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s consolidated statements of income in the period that includes the enactment date.
The Company calculates an annual effective income tax rate based on annual income, permanent differences between book and tax income, and statutory income tax rates. The Company adjusts the annual effective income tax rate as additional information on outcomes or events becomes available. The Company’s effective income tax rate is affected by changes in tax law, the tax jurisdiction of new stores/shops or business ventures, the level of earnings or losses, the results of tax audits, permanent tax deductions and credits, the level of investment income, and other items.
The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating income tax positions. The first step requires the Company to conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by a tax authority. The second step applies if the Company has concluded that the tax position is more likely than not to be sustained upon examination and requires the Company to measure the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position, new court cases, regulations, or rulings are issued, or when more or new information becomes available. The Company includes its accrual for uncertain tax positions, including accrued penalties and interest, in other long-term liabilities on the consolidated balance sheets unless the liability is expected to be paid within one year. Changes to the accrual for uncertain tax positions, including accrued penalties and interest, are included in income tax expense in the consolidated statements of income.
Earnings Per Share. Basic earnings per share is calculated by dividing net income associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method or two-class method (whichever is more dilutive) discussed in ASC 260-10, Earnings Per Share (“ASC 260-10”).
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
As of February 27, 2016 and February 28, 2015, the Company had not invested in, nor did it have, any derivative financial instruments.
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
Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for fees paid in cloud computing arrangements, which assists entities in determining whether a cloud computing arrangement contains a software license. The guidance states that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses, and if a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract and account for related costs in accordance with existing applicable U.S. GAAP. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact to the Company’s consolidated financial position, results of operations, or cash flows.
In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual or interim reporting periods beginning after December 15, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. In March 2016, the FASB issued an amendment to the guidance in order to clarify the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The effective date of the amendment is the same as that of the original guidance. The Company is currently assessing the new guidance and its potential impact to its consolidated results of operations, financial position, and cash flows.
In July 2015, the FASB issued guidance on simplifying the measurement of inventory. The guidance, which applies to inventory that is measured using any method other than the last-in, first-out (“LIFO”) or retail inventory method, requires that entities measure inventory at the lower of cost or net realizable value. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The Company is currently assessing the potential impact of adopting this guidance, but does not, at this time, anticipate a material impact to its consolidated results of operations, financial position, or cash flows.
In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation, be classified as noncurrent on the balance sheet. The change to noncurrent classification could have a significant impact on working capital. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and may be applied either prospectively or retrospectively. Early adoption is permitted. The Company adopted this standard for the annual period beginning on March 1, 2015, and applied it retrospectively. As a result of adopting this standard, all deferred tax assets and liabilities have been classified as noncurrent. The balance sheet as of February 28, 2015 was retrospectively adjusted, which resulted in a $6.2 million decrease in the current deferred income tax liability balance and a $6.2 million increase in the long-term deferred income tax liability balance.

In February 2016, the FASB issued guidance on accounting for leases. A primary purpose of the guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Specifically, lessees will be required to recognize the rights and obligations resulting from leases classified as operating leases as assets and liabilities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, and cash flows.
In March 2016, the FASB issued guidance on simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, and cash flows.
Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.
2. Acquisitions and Goodwill
During fiscal 2016, the Company completed one immaterial acquisition for total consideration of $8.9 million. The entity from which the assets were acquired operated four specialty running stores in New York. In connection with this acquisition, the Company recorded goodwill of $9.1 million. Goodwill is deductible for U.S. federal income tax purposes.
The Company allocated the aggregated purchase price for the acquisition based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the purchase price is detailed below (in thousands):

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
During fiscal 2016, the Company made the final working capital payments for the fiscal 2015 acquisitions, which did not have a material effect on the preliminary purchase price allocation. The Company allocated the aggregated purchase prices based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the purchase prices for the fiscal 2015 acquisitions is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$9,230
Tangible assets, net of liabilities	2,188
Total purchase price	$11,418

The following table provides a reconciliation of the Company’s goodwill for each of the following fiscal years (in thousands):

	2016	2015
Beginning balance	$34,719	$25,608
Acquisitions	9,147	9,067
Other	163	44
Ending balance	$44,029	$34,719
3. Fair Value Measurements
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	February 27, 2016			February 28, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$5,538	$—	$—	$6,424	$—	$—
Liabilities:
Contingent consideration liabilities	$—	$—	$—	$—	$—	$650
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
The following table provides a reconciliation of the Company’s Level 3 contingent consideration liabilities for each of the following fiscal years (in thousands):

	2016	2015
Beginning balance	$650	$1,903
Contingent consideration from acquisitions	120	650
Settlements of contingent consideration	(770)	(1,903)
Ending balance	$—	$650
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
Approximately $1.6 million in stand-by letters of credit were outstanding as of February 27, 2016 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of February 27, 2016. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $98.4 million as of February 27, 2016.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of February 27, 2016.
The Amended Credit Agreement pricing grid is adjusted quarterly and is based on the Company’s leverage ratio. The minimum pricing is LIBOR plus 0.90% or Base Rate (as defined in the Amended Credit Agreement) and the maximum pricing is LIBOR plus 1.75% or Base Rate plus 0.75%. The Company is also subject to an unused commitment fee based on the Company’s leverage ratio with minimum pricing of 0.10% and maximum pricing of 0.25%. In addition, the Company is subject to a letter of credit fee based on the Company’s leverage ratio with minimum pricing of 0.40% and maximum pricing of 1.25%.
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
In addition to rent payments, leases generally require additional payments covering real estate taxes, insurance, maintenance, and other costs. These additional payments are excluded from the table below. The components of rent expense incurred under these leases are as follows for each of the following fiscal years (in thousands):

	2016	2015	2014
Minimum rent	$112,065	$102,888	$90,570
Contingent rent	28,609	30,069	25,241
Rent expense	$140,674	$132,957	$115,811

A schedule of future base rent payments by fiscal year with initial or remaining non-cancelable terms of one year or more is as follows (in thousands):

2017	$129,451
2018	118,467
2019	109,984
2020	103,638
2021	99,126
Thereafter	251,451
Total	$812,117
The lease commitments in the table above include the guaranteed minimum license fee associated with shops within department stores.
6. Income Taxes
The following table sets forth the components of income tax expense for each of the following fiscal years (in thousands):

	2016	2015	2014
Currently payable:
Federal	$9,715	$17,534	$32,610
State	63	1,106	4,413
	9,778	18,640	37,023
Deferred:
Federal	221	20,241	9,266
State	(1,220)	1,792	877
	(999)	22,033	10,143
Total income tax expense	$8,779	$40,673	$47,166
Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 27, 2016	February 28, 2015
Deferred tax assets:
Deferred credits from landlords	$10,719	$10,563
Share-based compensation	6,462	4,235
Compensation accrual	1,091	458
Deferred compensation	2,149	2,492
Other	8,692	5,763
Total deferred tax assets	29,113	23,511
Deferred tax liabilities:
Property and equipment	(39,350)	(38,133)
Merchandise inventories	(12,286)	(11,938)
Other	(2,918)	(837)
Total deferred tax liabilities	(54,554)	(50,908)
Net deferred tax liability	$(25,441)	$(27,397)

The effective income tax rate varies from the statutory federal income tax rate for fiscal 2016, 2015, and 2014 due to the following:

	2016	2015	2014
Tax at statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.5)	1.9	2.9
Tax contingencies	—	(0.3)	—
Research and development tax credits	(6.1)	—	—
Benefit of worthless stock deduction	—	(3.6)	—
Tax effect related to JackRabbit redeemable noncontrolling interest	0.1	0.6	0.5
Other	0.2	0.2	0.2
	28.7%	33.8%	38.6%
The reduction in the state income taxes, net of federal benefit above is primarily attributable to state research and development credits generated during fiscal 2016.
As of February 27, 2016, the Company had $1.4 million of net operating loss carryforwards for state tax purposes, of which $0.5 million of the net operating loss carryforwards related to excess share-based compensation deductions that when realized will be credited to shareholders’ equity. If not used, these carryforwards will expire between 2029 and 2030. As of February 27, 2016, the Company also had state tax credit carryforwards of $1.4 million. If not used, these state tax credit carryforwards will expire between 2023 and 2025.
Payments of income taxes for fiscal 2016, 2015, and 2014 equaled $29.6 million, $39.3 million, and $31.0 million, respectively.
The Company is subject to U.S. federal income tax as well as income tax by multiple state and local jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through fiscal 2012 and all state and local income tax matters through fiscal 2009. In the future, the Company may resolve some or all of the issues related to tax matters of open fiscal years, which may require the Company to make payments to settle agreed upon liabilities.
Uncertain Tax Positions
As of February 27, 2016 and February 28, 2015, the Company had $3.2 million and $3.5 million of unrecognized tax benefits respectively, $2.3 million and $2.3 million respectively, of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits as of February 27, 2016, it is reasonably possible that the total unrecognized tax benefits could decrease by up to $0.9 million during the next twelve months due to audit settlements, expiration of statute of limitations, or other resolution of uncertainties. Due to the uncertain and complex application of tax rules and regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the consolidated balance sheets in the period in which such matter is effectively settled with the tax authority.
The Company recognizes interest and penalty expense, as well as reversal of expense, related to unrecognized tax benefits as components of income tax expense. In fiscal 2016, 2015, and 2014, $(0.8) million, $(0.5) million, and $0.2 million, respectively, of interest and penalties were included in income tax expense on the consolidated statements of income. The Company has accrued $0.7 million and $1.5 million for the payment of interest and penalties as of February 27, 2016 and February 28, 2015, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal and state tax jurisdictions and excludes accrued interest and penalties (in thousands):

	2016	2015	2014
Unrecognized tax benefits at beginning of year	$1,999	$7,638	$6,268
Increases in tax positions for prior years	1,167	—	1,695
Decreases in tax positions for prior years	(259)	(5,595)	(195)
Increases in unrecognized tax benefits as a result of current year activity	176	50	2,385
Decreases to unrecognized tax benefits relating to settlements with taxing authorities	—	(29)	(209)
Decreases to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(598)	(65)	(2,306)
Unrecognized tax benefits at end of year	$2,485	$1,999	$7,638
The significant decrease in unrecognized tax benefits during fiscal 2015 reflects the completion of an IRS audit covering the years ending February 26, 2011, March 3, 2012, and March 2, 2013 and the filing of an automatic accounting method change to change the tax accounting treatment for a deferred tax asset. As a result of the resolution of the IRS audit and the filing of the automatic accounting method change, certain items reserved for in prior years no longer required a reserve.
7. Retirement Plans
The Company sponsors a qualified defined contribution profit sharing plan, which covers substantially all employees of the Company who are age twenty-one or older. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan has a 401(k) feature whereby the Company matches employee contributions to the plan. The Company matches 100 percent of employee contributions to the 401(k) plan on the first three percent of an employee’s wages and matches an additional 50 percent of employee contributions to the 401(k) plan on the next two percent up to five percent of their wages (maximum of four percent Company match). Employee contributions and Company matching contributions vest immediately. The Company’s matching contribution expense for the 401(k) plan in fiscal 2016, 2015, and 2014 was $1.9 million, $1.6 million, and $1.7 million, respectively.
The Company has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under the qualified defined contribution profit sharing plan. Amounts contributed and deferred under the non-qualified deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s non-qualified deferred compensation plan was $5.5 million and $6.4 million at February 27, 2016 and February 28, 2015, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The Company’s total expense recorded for this plan was $0 in each of fiscal 2016, 2015, and 2014.
8. Share-Based Compensation
General
In July 2009, the Company’s shareholders approved and adopted The Finish Line, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), previously approved by the Company’s Board of Directors. The Company’s Board of Directors has reserved 6,500,000 shares of common stock for issuance upon exercise of options or other awards under the 2009 Incentive Plan. The number of shares reserved for issuance of all awards, other than options and stock appreciation rights, is limited to 2,500,000 under the 2009 Incentive Plan. In July 2014, the Company’s shareholders approved and adopted The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014 (the “Amended and Restated 2009 Incentive Plan”), which was previously approved by the Company’s Board of Directors. The Amended and Restated 2009 Incentive Plan amended and restated, in its entirety, the 2009 Incentive Plan, but did not increase the maximum number of shares which may be used for awards. Under the Amended and Restated 2009 Incentive Plan, the Company can provide newly issued shares or treasury stock to satisfy stock option exercises and for the issuance of restricted stock. Future grants are no longer permitted under the 2002

Stock Incentive Plan of The Finish Line, Inc. (the “2002 Incentive Plan”); however, options previously issued under the 2002 Incentive Plan remain outstanding and exercisable.
Total share-based compensation expense in fiscal 2016, 2015, and 2014 was $10.9 million, $8.2 million, and $7.1 million, respectively.
Stock Option Activity
Stock options have been granted to non-employee directors, officers, and other key employees. Generally, options outstanding under the 2002 Incentive Plan and Amended and Restated 2009 Incentive Plan are exercisable at a price equal to the fair market value on the date of grant, vest over four years, and expire ten years after the date of grant. The estimated weighted-average fair value of the individual options granted during fiscal 2016, 2015, and 2014 was $6.49, $8.40, and $8.24, respectively, on the date of the grants. The fair values of all options granted were determined using a Black-Scholes option-pricing model with the following weighted average assumptions for each fiscal year:

	2016	2015	2014
Dividend yield	1.5%	1.2%	1.4%
Volatility	33.4%	36.6%	53.4%
Risk-free interest rate	1.4%	1.7%	0.8%
Expected life	5.0 years	5.0 years	5.0 years
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
A reconciliation of the Company’s stock option activity and related information for fiscal 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2015	2,016,323	$20.90
Granted	803,328	24.17
Exercised	(110,947)	18.24		$1,050,000
Forfeited and expired	(162,476)	24.61
Outstanding at February 27, 2016	2,546,228	$21.81	7.3	$2,517,000
Exercisable at February 27, 2016	898,379	$17.65	5.5	$2,498,000
As of February 27, 2016, there was $4.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.7 years.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during fiscal 2016, 2015, and 2014 was $1.1 million, $6.7 million, and $8.4 million, respectively.

The following table summarizes information concerning outstanding and exercisable options at February 27, 2016:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.00 - $10.00	160,833	2.5	$5.84	160,833	$5.84
$10.01 - $15.00	82,857	3.1	12.66	82,857	12.66
$15.01 - $20.00	565,561	6.7	19.17	280,034	19.08
$20.01 - $25.00	1,191,629	8.1	23.21	290,329	21.40
$25.01 +	545,348	8.1	27.59	84,326	27.46
	2,546,228	7.3	$21.81	898,379	$17.65
The Company recorded compensation expense related to stock options of $5.9 million, $3.9 million, and $3.5 million in fiscal 2016, 2015, and 2014, respectively.
Restricted Stock Activity
The Company has granted shares of the Company’s stock to non-employee directors, officers, and other key employees that are subject to restrictions. The restricted stock granted to employees under the Amended and Restated 2009 Incentive Plan either vests upon the achievement of specified levels of net income or earnings per share growth over a three-year period or cliff-vest after a three-year period. For performance-based awards, should the net income or earnings per share growth criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. The Company recorded compensation expense related to restricted stock of $4.9 million, $4.2 million, and $3.5 million in fiscal 2016, 2015, and 2014, respectively.
A reconciliation of the Company’s restricted stock activity and related information for fiscal 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at February 28, 2015	726,198	$22.42
Granted	220,784	24.61
Vested	(119,980)	22.30
Forfeited	(114,385)	22.15
Unvested at February 27, 2016	712,617	$23.22
As of February 27, 2016, there was $4.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of awards for which restrictions lapsed (upon which the stock vested) during fiscal 2016 was $2.7 million.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees are able to contribute up to 15% of their annual compensation to acquire shares of the Company’s common stock at 85% of the market price on a specified date each offering period. The amount of shares purchased per calendar year cannot have a fair market value in excess of $25,000. There are 2,400,000 shares of common stock authorized for purchase under the ESPP, of which 39,000, 29,000, and 31,000 shares were purchased during fiscal 2016, 2015, and 2014, respectively. The Company recognizes compensation expense based on the 15% discount at purchase. The Company recorded compensation expense related to the ESPP of $0.1 million in fiscal 2016, 2015, and 2014.

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
During fiscal 2014, the Company incurred $5.8 million in start-up costs in cost of sales and $2.2 million in selling, general, and administrative expenses within the consolidated statements of income for a combined $8.0 million. No start-up costs were incurred during fiscal 2016 or 2015.
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

The following is a reconciliation of the numerators and denominators used in computing earnings per share for each of the following fiscal years (in thousands, except per share amounts):

	2016	2015	2014
Net income attributable to The Finish Line, Inc.	$21,892	$81,993	$76,903
Net income attributable to The Finish Line, Inc. attributable to participating securities	263	982	919
Net income attributable to The Finish Line, Inc. available to common shareholders	$21,629	$81,011	$75,984
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	44,565	47,268	48,286
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.49	$1.71	$1.57
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	44,565	47,268	48,286
Dilutive effect of potential common shares(a)	222	390	415
Diluted weighted-average number of common shares outstanding	44,787	47,658	48,701
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.48	$1.70	$1.56
 _____________

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 1.7 million, 0.6 million, and 1.1 million shares of common stock in fiscal 2016, 2015, and 2014, respectively, because the impact of such options would have been antidilutive.

11. Common Stock
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program (the “Share Repurchase Program”) to repurchase shares of the Company’s common stock. On March 26, 2015, the Company’s Board of Directors amended the Share Repurchase Program (the “2015 Amended Program”) and authorized the repurchase of an additional 5,000,000 shares of the Company’s common stock, which authorization shall expire on December 31, 2018.
The Company repurchased 3.9 million shares of its common stock at an average price of $20.42 per share for an aggregate amount of $79.9 million in fiscal 2016. As of February 27, 2016, there were 2.3 million shares remaining available to repurchase under the 2015 Amended Program.
As of February 27, 2016, the Company held 17,381,000 shares of its common stock as treasury shares at an average price of $20.10 per share for an aggregate carrying amount of $349.4 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the ESPP, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Incentive Plan and Amended and Restated 2009 Incentive Plan. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On January 7, 2016, the Company increased its quarterly cash dividend to $0.10 per share from $0.09 per share of the Company’s common stock. The Company declared dividends of $16.5 million, $15.7 million, and $14.2 million during fiscal 2016, 2015, and 2014, respectively. As of February 27, 2016 and February 28, 2015, dividends declared but not paid were $4.3 million and $4.2 million, respectively. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

12. Redeemable Noncontrolling Interest
On March 29, 2012, GCPI SR LLC (“GCPI”) made a $10.0 million strategic investment in JackRabbit, though the Company remained the majority owner. GCPI had the right to “put” and the Company had the right to “call” after March 4, 2017, under certain circumstances, GCPI’s interest in JackRabbit at an agreed upon price approximating fair value. Also, as part of the transaction, GCPI issued to the Company a $4.0 million related-party promissory note (the “Promissory Note”), which was collateralized with GCPI’s interest in JackRabbit, due March 31, 2021 or earlier depending on certain stipulated events within the control of GCPI.
On April 25, 2014, the Company entered into a Membership Interest Purchase Agreement (“Membership Agreement”) with GCPI to increase the Company’s ownership in JackRabbit for a purchase price of $10.5 million. The Company paid GCPI $9.0 million of the purchase price in cash at closing after deducting the $4.1 million balance of the Promissory Note that was due from GCPI to the Company. The remaining $1.5 million purchase price is due to GCPI upon the earlier of April 30, 2017 or the date of liquidation or consummation of a sale of JackRabbit. The balance of the $1.5 million liability is included in other long-term liabilities on the consolidated balance sheets. In addition, the Membership Agreement provided an additional “put” to GCPI and “call” to the Company of GCPI’s remaining interest in JackRabbit for $1.0 million commencing on April 25, 2015 and ending on June 30, 2015, which was exercised by GCPI on June 29, 2015 and closed July 31, 2015. After the closing of the purchase on July 31, 2015, JackRabbit is now wholly owned by the Company.
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
A rollforward of redeemable noncontrolling interest, net is detailed below for each of the following fiscal years (in thousands):

	2016	2015
Redeemable noncontrolling interest, net, beginning of period	$90	$1,774
Net loss attributable to redeemable noncontrolling interest	(96)	(2,251)
Purchase of redeemable noncontrolling interest	(1,000)	(10,500)
Proceeds and interest related to the Promissory Note	—	4,083
Decrease in The Finish Line, Inc.’s additional paid-in capital for purchase of redeemable noncontrolling membership interest	618	6,984
Decrease in deferred tax liability related to purchase of redeemable noncontrolling membership interest	388	—
Redeemable noncontrolling interest, net, end of period	$—	$90
13. Impairment Charges and Store Closing Costs
The $48.7 million in impairment charges and store closing costs recorded during fiscal 2016 were primarily the result of a $33.3 million write-off of technology assets related to enterprise-wide systems infrastructure, as the Company determined that the systems were no longer going to be used for their originally intended purpose and instead the Company will focus on smaller upgrades and enhancements to its core systems going forward, an $11.8 million write-off of long-lived assets of underperforming stores, and a $1.5 million write-off of obsolete store fixtures and corporate assets. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $2.1 million in store closing costs during fiscal 2016, which represents the non-cash write-off of fixtures and equipment upon a store/shop closing.
The $3.9 million in impairment charges and store closing costs recorded during fiscal 2015 were primarily the result of a $2.1 million charge for the write-off of tangible and indefinite-lived intangible assets related to one of the Company’s websites, as the Company determined the website was no longer going to be used for its originally intended purpose, a $0.5 million write-off of long-lived assets of four underperforming stores, and a $0.3 million write-off of obsolete store fixtures. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $1.0 million in store closing costs during fiscal 2015.

The $2.8 million in impairment charges and store closing costs recorded during fiscal 2014 were primarily the result of a $2.1 million write-off of obsolete store technology assets and fixtures. The asset impairment charges for the obsolete store technology assets and fixtures were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.7 million in store closing costs during fiscal 2014.
14. Commitments and Contingencies
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

15. Quarterly Financial Information (Unaudited)
The Company’s merchandise is marketed during all seasons, with the highest volume of merchandise sold during the second and fourth fiscal quarters as a result of back-to-school and holiday shopping. The third fiscal quarter has traditionally had the lowest volume of net sales and the lowest results of operations.
The following tables set forth quarterly operating data of the Company, including such data as a percentage of net sales, for fiscal 2016 and 2015. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	May 30, 2015		August 29, 2015		November 28, 2015		February 27, 2016
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$443,394	100.0%	$483,150	100.0%	$382,090	100.0%	$580,254	100.0%
Cost of sales (including occupancy costs)	304,418	68.7	323,943	67.0	293,574	76.8	383,961	66.2
Gross profit	138,976	31.3	159,207	33.0	88,516	23.2	196,293	33.8
Selling, general, and administrative expenses	116,457	26.3	117,604	24.4	125,019	32.8	144,580	24.9
Impairment charges and store closing costs	168	—	160	—	181	—	48,183	8.3
Operating income (loss)	22,351	5.0	41,443	8.6	(36,684)	(9.6)	3,530	0.6
Interest (expense) income, net	(2)	—	1	—	(3)	—	(61)	—
Income (loss) before income taxes	22,349	5.0	41,444	8.6	(36,687)	(9.6)	3,469	0.6
Income tax expense (benefit)	8,615	1.9	15,583	3.2	(14,852)	(3.9)	(567)	(0.1)
Net income (loss)	13,734	3.1	25,861	5.4	(21,835)	(5.7)	4,036	0.7
Net loss attributable to redeemable noncontrolling interest	55	—	41	—	—	—	—	—
Net income (loss) attributable to The Finish Line, Inc.	$13,789	3.1%	$25,902	5.4%	$(21,835)	(5.7)%	$4,036	0.7%

Basic earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a)	$0.30		$0.57		$(0.49)		$0.09
Diluted earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a)	$0.30		$0.57		$(0.49)		$0.09
Dividends declared per share	$0.09		$0.09		$0.09		$0.10

(a)	Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total for the fiscal year.

	Quarter Ended
	May 31, 2014		August 30, 2014		November 29, 2014		February 28, 2015
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$406,531	100.0%	$466,880	100.0%	$395,828	100.0%	$551,347	100.0%
Cost of sales (including occupancy costs)	277,651	68.3	311,760	66.8	284,074	71.8	363,298	65.9
Gross profit	128,880	31.7	155,120	33.2	111,754	28.2	188,049	34.1
Selling, general, and administrative expenses	108,896	26.8	111,882	24.0	114,923	29.0	123,754	22.4
Impairment charges and store closing costs	2,314	0.6	379	—	462	0.1	763	0.1
Operating income (loss)	17,670	4.3	42,859	9.2	(3,631)	(0.9)	63,532	11.6
Interest income (expense), net	7	—	(1)	—	—	—	(21)	—
Income (loss) before income taxes	17,677	4.3	42,858	9.2	(3,631)	(0.9)	63,511	11.6
Income tax expense (benefit)	7,022	1.7	16,699	3.6	(6,126)	(1.5)	23,078	4.2
Net income	10,655	2.6	26,159	5.6	2,495	0.6	40,433	7.4
Net loss (income) attributable to redeemable noncontrolling interest	1,780	0.5	(2)	—	83	0.1	390	—
Net income attributable to The Finish Line, Inc.	$12,435	3.1%	$26,157	5.6%	$2,578	0.7%	$40,823	7.4%

Basic earnings per share attributable to The Finish Line, Inc. shareholders(a)	$0.26		$0.54		$0.05		$0.87
Diluted earnings per share attributable to The Finish Line, Inc. shareholders(a)	$0.25		$0.54		$0.05		$0.87
Dividends declared per share	$0.08		$0.08		$0.08		$0.09

(a)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total for the fiscal year.

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
(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Except for information disclosed in Part I under the heading “Executive Officers of the Registrant,” the information required by this Item is incorporated by reference to the information contained under the captions “Management—Executive Officers and Directors,” “Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board of Directors, Committees, and Meetings—Meetings and Committees of the Board of Directors—The Audit Committee” in the Company’s Proxy Statement for its Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days of February 27, 2016 (the “2016 Proxy Statement”), the Company’s most recent fiscal year-end. The Company has a Code of Ethics policy that applies to all officers, employees, and directors of the Company. It and other corporate governance documents are available on the Company’s website at www.finishline.com.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information contained under the caption “Executive Compensation” in the 2016 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement.
Equity Compensation Plan Information
The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers, or lenders), as of February 27, 2016:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted average exercise price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2)
Equity compensation plans approved by shareholders	2,546,228	$21.81	3,935,311
Equity compensation plans not approved by shareholders	—	—	—
 _______________

(1)
These shares are subject to awards made or to be made under the Company’s Amended and Restated 2009 Incentive Plan and Employee Stock Purchase Plan, and awards previously made and which remain outstanding under the 2002 Incentive Plan and the Non-Employee Director Stock Option Plan.

(2)
Includes the following shares which remain available for future issuance under the referenced plans as of February 27, 2016: 2,024,454 shares under the Amended and Restated 2009 Incentive Plan and 1,910,857 shares under the Employee Stock Purchase Plan. Under the terms of the 2002 Incentive Plan, future grants are no longer permitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information contained under the captions “Executive Compensation—Transactions With Related Persons” and “Board of Directors, Committees, and Meetings—Independence of Directors” in the 2016 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information contained under the captions “Audit Committee Report—Independent Auditor Fee Information” and “Audit Committee Report—Pre-Approval Policies and Proceedings” in the 2016 Proxy Statement.

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
(c) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of The Finish Line, Inc., amended and restated as of July 23, 2009.(1)

3.2	Bylaws of The Finish Line, Inc., amended as of July 23, 2009.(2)

4.1	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(3)*

4.2	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(4)*

4.3	Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(5)*

4.4	Amendment No. 3 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).(6)*

4.5	The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014.(7)*

10.1	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.(8)*

Exhibit Number	Description

10.2	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.(9)*

10.3	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.(10)*

10.4	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.(11)*

10.5	Form of Incentive Stock Award Letter pursuant to the 2002 Stock Incentive Plan.(12)*

10.6	Form of Indemnity Agreement between The Finish Line, Inc. and each of its Directors or Executive Officers.(13)

10.7	The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated.(14)*

10.8	The Finish Line, Inc. Employee Stock Purchase Plan.(15)*

10.9	The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.(16)*

10.10	Amendment No. 1 to The Finish Line, Inc. Non-Qualified Deferred Compensation Plan.(17)*

10.11	Retirement Agreement, effective February 28, 2016, by and between The Finish Line, Inc. and Glenn S. Lyon.(18)*

10.12	Employment Agreement of Edward W. Wilhelm, dated as of March 30, 2009.(19)*

10.13	Amendment No. 1 to the Amended and Restated Employment Agreement of Edward W. Wilhelm.(20)*

10.14	Form of The Finish Line, Inc. 2009 Incentive Plan Non-Qualified Stock Option Award Agreement.(21)*

10.15	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement.(22)*

10.16
Amended and Restated Revolving Credit Facility Credit Agreement, dated as of November 30, 2012, by and among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holding, LLC as Borrowers, The Finish Line MA, Inc., as Guarantor, certain Lenders named therein, Bank of America, N.A., as Syndication Agent, and PNC Bank, National Association, as Administrative Agent, Lead Arranger, and Sole Book Runner.(23)

10.17	Amended and Restated Continuing Agreement of Guaranty And Suretyship—Subsidiaries, dated as of November 30, 2012, by The Finish Line MA, Inc.(24)

10.18	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement for Time Based Vesting.*

10.19	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement for Performance Based Vesting.*

10.20	Employment Agreement of Samuel M. Sato, effective as of February 28, 2016.(25)*

10.21	Retirement Agreement, effective June 30, 2013, by and between The Finish Line, Inc. and Steven J. Schneider.(26)*

Exhibit Number	Description

10.22	Resignation and General Release Agreement, effective December 5, 2014, between Mark S. Landau and The Finish Line, Inc.(27)*

10.23	Employment Agreement of Bill Kirkendall, dated as of April 25, 2014.(28)*

10.24	Employment Agreement of Imran Jooma, dated as of February 9, 2015.(29)*

10.25	Employment Agreement of Melissa A. Gereenwell, dated as of February 5, 2016.(30)*

14	Code of Ethics of The Finish Line, Inc., amended as of February 11, 2013.(31)

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Form 10-K for the year ended February 27, 2016, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

_______________

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference.

(3)	Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(4)	Previously filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(5)	Previously filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(6)	Previously filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(7)	Previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2014 and incorporated herein by reference.

(8)	Previously filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 and incorporated herein by reference.

(9)	Previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 and incorporated herein by reference.

(10)	Previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 and incorporated herein by reference.

(11)	Previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 and incorporated herein by reference.

(12)	Previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 26, 2011 and incorporated herein by reference.

(13)	Previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference

(14)	Previously filed as Exhibit 10.7 to the Registrant’s Annual Report on form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference.

(15)	Previously filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference.

(16)	Previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(17)	Previously filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 2, 2013 and incorporated herein by reference.

(18)	Previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 20165 and incorporated herein by reference.

(19)	Previously filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014 and incorporated herein by reference.

(20)	Previously filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 1, 2014 and incorporated herein by reference.

(21)	Previously filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015 and incorporated herein by reference.

(23)	Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 and incorporated herein by reference.

(24)	Previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012 and incorporated herein by reference.

(25)	Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2016 and incorporated herein by reference.

(26)	Previously filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q for the quarter ended June 1, 2013 and incorporated herein by reference.

(27)	Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2014 and incorporated herein by reference.

(28)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2015 and incorporated herein by reference.

(29)	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2015 and incorporated herein by reference.

(30)	Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2016 and incorporated herein by reference.

(31)	Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 and incorporated herein by reference.
_______________

*	Management contract or compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	April 26, 2016	By:	/S/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature to the Annual Report on Form 10-K appears below here by constitutes and appoints Samuel M. Sato and Edward W. Wilhelm as such person’s true and lawful attorney-in-fact and agent with full power of substitution for such person and in such person’s name, place and stead, in any and all capacities, to sign and to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents in connection therewith, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said in attorney-in-fact and agent, or any substitute therefor, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 26, 2016	/s/ SAMUEL M. SATO
Samuel M. Sato, Chief Executive Officer and Director (Principal Executive Officer)

Date:	April 26, 2016	/s/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	April 26, 2016	/s/ GLENN S. LYON
Glenn S. Lyon, Executive Chairman

Date:	April 26, 2016	/s/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date:	April 26, 2016	/s/ WILLIAM P. CARMICHAEL
William P. Carmichael, Director

Date:	April 26, 2016	/s/ CATHERINE A. LANGHAM
Catherine A. Langham, Director

Date:	April 26, 2016	/s/ DOLORES A. KUNDA
Dolores A. Kunda, Director

Date:	April 26, 2016	/s/ NORMAN H. GURWITZ
Norman H. Gurwitz, Director

Date:	April 26, 2016	/s/ RICHARD P. CRYSTAL
Richard P. Crystal, Director

Date:	April 26, 2016	/s/ TORRENCE BOONE
Torrence Boone, Director

Exhibit Index

Exhibit Number	Description

10.18	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement for Time Based Vesting.

10.19	Form of The Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement for Performance Based Vesting.

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Form 10-K for the year ended February 27, 2016, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.