Form 10-Q
period 2016-05-28
FINISH LINE INC /IN/
filed 2016-06-24
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock outstanding on June 10, 2016 was 41,446,279.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 28, 2016	May 30, 2015	February 27, 2016
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,389	$82,193	$79,495
Accounts receivable, net	17,030	16,222	18,227
Merchandise inventories, net	352,309	323,319	376,506
Income taxes receivable	—	13	28,877
Other	19,061	18,193	18,248
Total current assets	473,789	439,940	521,353
Property and equipment:
Land	1,557	1,557	1,557
Building	43,928	43,645	43,768
Leasehold improvements	200,912	250,665	198,193
Furniture, fixtures, and equipment	259,919	191,945	256,483
Construction in progress	10,319	102,326	9,182
	516,635	590,138	509,183
Less accumulated depreciation	275,124	314,765	265,790
Total property and equipment, net	241,511	275,373	243,393
Goodwill	44,029	44,187	44,029
Other assets, net	8,525	9,830	8,773
Total assets	$767,854	$769,330	$817,548

See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	May 28, 2016	May 30, 2015	February 27, 2016
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,113	$79,576	$157,651
Employee compensation	11,663	13,440	18,839
Accrued property and sales tax	8,342	8,816	10,710
Income taxes payable	423	—	—
Other liabilities and accrued expenses	34,313	28,791	33,987
Total current liabilities	187,854	130,623	221,187
Commitments and contingencies
Deferred credits from landlords	33,703	29,964	32,327
Deferred income taxes	22,459	26,190	25,441
Other long-term liabilities	9,317	12,291	10,949
Redeemable noncontrolling interest, net	—	35	—
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding—(May 28, 2016 – 41,447; May 30, 2015 – 44,874; February 27, 2016 – 42,377)	601	601	601
Additional paid-in capital	239,411	228,847	237,129
Retained earnings	644,615	643,498	639,296
Treasury stock—(May 28, 2016 – 18,311; May 30, 2015 – 14,884; February 27, 2016 – 17,381)	(370,106)	(302,719)	(349,382)
Total shareholders’ equity	514,521	570,227	527,644
Total liabilities and shareholders’ equity	$767,854	$769,330	$817,548
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 28, 2016	May 30, 2015
Net sales	$453,515	$443,394
Cost of sales (including occupancy costs)	313,704	304,418
Gross profit	139,811	138,976
Selling, general, and administrative expenses	124,899	116,457
Impairment charges and store closing costs	35	168
Operating income	14,877	22,351
Interest income (expense), net	6	(2)
Income before income taxes	14,883	22,349
Income tax expense	5,257	8,615
Net income	9,626	13,734
Net loss attributable to redeemable noncontrolling interest	—	55
Net income attributable to The Finish Line, Inc.	$9,626	$13,789

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.23	$0.30
Basic weighted average shares	41,769	45,436

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.23	$0.30
Diluted weighted average shares	41,890	45,719

Dividends declared per share	$0.10	$0.09
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 28, 2016	May 30, 2015
Operating activities:
Net income	$9,626	$13,734
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment charges and store closing costs	35	168
Depreciation and amortization	11,517	10,095
Deferred income taxes	(2,982)	(1,207)
(Gain) loss on disposals of property and equipment	(29)	19
Gain on settlement of contingent consideration	—	(329)
Share-based compensation	3,084	2,390
Excess tax benefits from share-based compensation	(35)	(133)
Changes in operating assets and liabilities:
Accounts receivable, net	1,197	441
Merchandise inventories, net	24,197	20,717
Other assets	(625)	(5,601)
Accounts payable	(19,680)	(46,250)
Employee compensation	(7,176)	(5,653)
Income taxes receivable/payable	29,207	9,072
Other liabilities and accrued expenses	(3,535)	(2,979)
Deferred credits from landlords	1,376	821
Net cash provided by (used in) operating activities	46,177	(4,695)
Investing activities:
Capital expenditures for property and equipment	(14,866)	(18,879)
Acquisitions, net of cash acquired	—	(8,278)
Proceeds from disposals of property and equipment	351	16
Net cash used in investing activities	(14,515)	(27,141)
Financing activities:
Dividends paid to shareholders	(4,291)	(4,193)
Proceeds from issuance of common stock, net of settlement of tax withholding obligations	(231)	(176)
Excess tax benefits from share-based compensation	35	133
Purchases of treasury stock	(21,281)	(31,304)
Net cash used in financing activities	(25,768)	(35,540)
Net increase (decrease) in cash and cash equivalents	5,894	(67,376)
Cash and cash equivalents at beginning of period	79,495	149,569
Cash and cash equivalents at end of period	$85,389	$82,193
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of May 28, 2016 and May 30, 2015	$854	$5,684
Capital expenditures incurred but not yet paid as of February 27, 2016 and February 28, 2015	$5,712	$13,532
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
These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 27, 2016 (“fiscal 2016”), as filed with the Securities and Exchange Commission (“SEC”) on April 26, 2016.
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

	Thirteen Weeks Ended
Category	May 28, 2016		May 30, 2015
Footwear	$418,616	92%	$402,179	91%
Softgoods	34,899	8%	41,215	9%
Total net sales	$453,515	100%	$443,394	100%

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual or interim reporting periods beginning after December 15, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. In March 2016, the FASB issued an amendment to the guidance in order to clarify the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The effective date of the amendment is the same as that of the original guidance. The Company is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, and cash flows.
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

In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The Company adopted this standard for the annual period beginning on March 1, 2015, and applied it retrospectively. As a result of adopting this standard, all deferred tax assets and liabilities have been classified as noncurrent. The balance sheet as of May 30, 2015 was retrospectively adjusted, which resulted in a $4.9 million decrease in the current deferred income tax liability balance and a $4.9 million increase in the long-term deferred income tax liability balance.
In February 2016, the FASB issued guidance on accounting for leases. A primary purpose of the guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Specifically, lessees will be required to recognize the rights and obligations resulting from leases classified as operating leases as assets and liabilities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, and cash flows.
In March 2016, the FASB issued guidance on simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The manner of adoption varies, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, and cash flows.
Other recently issued accounting pronouncements did not, or are not believed by management, to have a material effect on the Company’s present or future consolidated financial statements.
2. Fair Value Measurements
Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	May 28, 2016			May 30, 2015			February 27, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$5,478	$—	$—	$6,425	$—	$—	$5,538	$—	$—
Liabilities:
Contingent consideration liabilities	$—	$—	$—	$—	$—	$441	$—	$—	$—
Included in Level 1 assets are mutual fund investments under a non-qualified deferred compensation plan. The Company estimates the fair value of these investments on a recurring basis using readily available market prices.
Included in Level 3 liabilities are the contingent consideration liabilities related to the Company’s acquisitions. The liabilities are adjusted to fair value each reporting period. The categorization of the framework used to price the liabilities is considered Level 3 due to the subjective nature of the unobservable inputs used to determine the fair values.

There were no transfers into or out of Level 1, Level 2, or Level 3 assets or liabilities for any of the periods presented.
Level 3 Valuation Techniques
Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.
During the thirteen weeks ended May 28, 2016 and May 30, 2015, the Company did not have any significant non-recurring measurements of assets or liabilities.
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
Approximately $1.6 million in stand-by letters of credit were outstanding as of May 28, 2016 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of May 28, 2016. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $98.4 million as of May 28, 2016.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of May 28, 2016.
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
4. Earnings Per Share
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

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 28, 2016	May 30, 2015
Net income attributable to The Finish Line, Inc.	$9,626	$13,789
Net income attributable to The Finish Line, Inc. attributable to participating securities	168	165
Net income attributable to The Finish Line, Inc. available to common shareholders	$9,458	$13,624
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	41,769	45,436
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.23	$0.30
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	41,769	45,436
Dilutive effect of potential common shares(a)	121	283
Diluted weighted-average number of common shares outstanding	41,890	45,719
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.23	$0.30

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 3.0 million and 1.4 million shares of common stock in the thirteen weeks ended May 28, 2016 and May 30, 2015, respectively, because the impact of such options would have been antidilutive.

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
The Company repurchased 1.0 million shares of its common stock at an average price of $21.28 per share for an aggregate amount of $21.3 million during the thirteen weeks ended May 28, 2016. As of May 28, 2016, there were 1.3 million shares remaining available to repurchase under the 2015 Amended Program.
As of May 28, 2016, the Company held 18,311,000 shares of its common stock as treasury shares at an average price of $20.21 per share for an aggregate carrying amount of $370.1 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan (“ESPP”), in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Stock Incentive Plan of The Finish Line, Inc. (the “2002 Incentive Plan”) and The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014 (the “Amended and Restated 2009 Incentive Plan”). Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On April 14, 2016, the Company announced a quarterly cash dividend of $0.10 per share of the Company’s common stock. The Company declared dividends of $4.3 million during the thirteen weeks ended May 28, 2016, all of which was included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of May 28, 2016. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
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

7. Share-Based Compensation
General
Total share-based compensation expense for the thirteen weeks ended May 28, 2016 and May 30, 2015 was $3.1 million and $2.4 million, respectively.
Stock Option Activity
Stock options have been granted to non-employee directors, officers, and other key employees. Generally, options outstanding under the 2002 Incentive Plan and Amended and Restated 2009 Incentive Plan are exercisable at a price equal to the fair market value on the date of grant, vest over four years, and expire ten years after the date of grant. During the thirteen weeks ended May 28, 2016 and May 30, 2015, the Company granted approximately 1,234,000 and 762,000 options, respectively. The estimated weighted-average fair value of the individual options granted during the thirteen weeks ended May 28, 2016 and May 30, 2015, was $4.92 and $6.57, respectively, on the date of the grants. The fair values for all options granted were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirteen Weeks Ended
	May 28, 2016	May 30, 2015
Dividend yield	2.2%	1.5%
Volatility	32.9%	33.4%
Risk-free interest rate	1.3%	1.4%
Expected life	5.0 years	5.0 years
The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected volatility assumption is based on the Company’s analysis of historical volatility. The risk-free interest rate assumption is based on the average daily closing rates during the period for U.S. treasury notes that have a life which approximates the expected life of the option. The expected life assumption represents the weighted-average period the stock options are expected to remain outstanding based on historical exercise experience.
As of May 28, 2016, there was $8.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.8 years.
Restricted Stock Activity
The Company has granted shares of the Company’s stock to non-employee directors, officers, and other key employees that are subject to restrictions. The shares of restricted stock granted to employees under the Amended and Restated 2009 Incentive Plan generally cliff-vest after a three-year period or vest upon the achievement of specified levels of net income or earnings per share growth over a three-year period. For performance-based awards, should the net income or earnings per share growth criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. During the thirteen weeks ended May 28, 2016 and May 30, 2015, the Company granted approximately 410,000 and 181,000 restricted shares, respectively.
As of May 28, 2016, there was $10.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 1.8 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q may contain certain statements that the Company believes are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
These forward-looking statements generally can be identified by the use of statements that include, but are not limited to, words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “future,” “forecast,” “outlook,” “foresee,” “predict,” “potential,” “plan,” “project,” “goal,” “will,” “will be,” “continue,” “lead to,” “expand,” “grow,” “confidence,” “could,” “should,” “may,” “might,” or any variations of such words or other words or phrases with similar meanings. Similarly, statements that describe the Company’s objectives, plans, or goals also are forward-looking statements. All of these forward-looking statements are subject to risks, management assumptions, and uncertainties that could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); the availability and timely receipt of products; the ability to timely fulfill and ship products to customers; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending as well as increases in utility, freight, and product costs; product demand and market acceptance risks; deterioration of macro-economic and business conditions; the inability to locate and obtain or retain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing; loss of key employees; execution of strategic growth initiatives (including actual and potential mergers and acquisitions and other components of the Company’s capital allocation strategy); cybersecurity risks, including breach of customer data; a major failure of technology and information systems; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
General
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, contained in the Company’s Annual Report on Form 10-K for the year ended February 27, 2016.
The Company is a premium retailer of athletic shoes, apparel, and accessories for men, women, and kids, throughout the United States and Puerto Rico, through multiple operating segments.
Brick and mortar comparable store sales are sales from Finish Line stores open longer than one year, beginning in the thirteenth month of a store’s operation. Expanded stores are excluded from the brick and mortar comparable store sales calculation until the thirteenth month following the re-opening of the store and temporarily closed stores are excluded during the months that the store is closed. Brick and mortar comparable store sales do not include sales from JackRabbit (previously referred to by the Company as Running Specialty Group) or shops within department stores.
Digital comparable sales are the change in sales year over year for the reporting period derived from finishline.com and m.finishline.com.
Finish Line comparable store sales is the aggregation of brick and mortar comparable store sales and digital comparable sales.
Shops within department stores comparable store sales are sales from branded shops within department stores open longer than one year, including e-commerce sales, beginning in the thirteenth month of a shop’s operation. Expanded shops are excluded from the shops within department stores comparable store sales calculation until the thirteenth month following the re-opening of the shop and temporarily closed shops are excluded during the months that the shop is closed. Additionally, non-branded shops are excluded from the shops within department stores comparable store sales calculation.
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

The following tables set forth store/shop and square feet information of the Company for each of the following periods:

	Thirteen Weeks Ended
Number of stores/shops	May 28, 2016	May 30, 2015
Finish Line:
Beginning of period	591	637
Opened	1	2
Closed	(6)	(15)
End of period	586	624
Branded shops within department stores:
Beginning of period	392	395
Opened	—	—
Closed	—	—
End of period	392	395
JackRabbit:
Beginning of period	72	71
Acquired	—	4
Opened	—	1
Closed	(1)	—
End of period	71	76
Total:
Beginning of period	1,055	1,103
Acquired	—	4
Opened	1	3
Closed	(7)	(15)
End of period	1,049	1,095

Square feet information	May 28, 2016	May 30, 2015
Finish Line:
Square feet	3,251,223	3,413,420
Average store size	5,548	5,470
Branded shops within department stores:
Square feet	476,533	422,783
Average shop size	1,216	1,070
JackRabbit:
Square feet	257,933	275,842
Average store size	3,633	3,630
Total:
Square feet	3,985,689	4,112,045

Results of Operations
The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	May 28, 2016		May 30, 2015
Footwear	$418,616	92%	$402,179	91%
Softgoods	34,899	8%	41,215	9%
Total net sales	$453,515	100%	$443,394	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for each of the following periods:

	Thirteen Weeks Ended
	May 28, 2016	May 30, 2015
Net sales	100.0%	100.0%
Cost of sales (including occupancy costs)	69.2	68.7
Gross profit	30.8	31.3
Selling, general, and administrative expenses	27.5	26.3
Impairment charges and store closing costs	—	—
Operating income	3.3	5.0
Interest income (expense), net	—	—
Income before income taxes	3.3	5.0
Income tax expense	1.2	1.9
Net income	2.1	3.1
Net loss attributable to redeemable noncontrolling interest	—	—
Net income attributable to The Finish Line, Inc.	2.1%	3.1%

Thirteen Weeks Ended May 28, 2016 Compared to the Thirteen Weeks Ended May 30, 2015
Net Sales

	Thirteen Weeks Ended
	May 28, 2016	May 30, 2015
	(dollars in thousands)
Brick and mortar stores sales	$289,050	$292,191
Digital sales	67,913	67,685
Shops within department stores sales	73,081	59,522
JackRabbit sales	23,471	23,996
Total net sales	$453,515	$443,394

Brick and mortar comparable store sales increase	1.8%	0.2%
Digital comparable sales increase	0.3%	35.5%
Finish Line comparable store sales increase	1.5%	5.5%
Shops within department stores comparable store sales increase	26.3%	N/A
JackRabbit comparable store sales increase (decrease)	2.7%	(4.0)%
Net sales increased 2.3% for the thirteen weeks ended May 28, 2016 compared to the thirteen weeks ended May 30, 2015, which was primarily due to the following:

•
A decrease in Finish Line sales (comprised of brick and mortar sales and digital sales) of 0.8% primarily due to a decrease in store count, partially offset by a Finish Line comparable store sales increase of 1.5%, which was due to an increase in store average dollar per transaction and digital conversion, partially offset by a decrease in store conversion, store and digital traffic, and digital average dollar per transaction;

•	An increase in shops within department stores sales of 22.8%, primarily due to an increase in comparable sales, partially offset by a decrease in non-branded shop sales; and

•	A decrease in JackRabbit sales of 2.2%, primarily due to decreased store count.
Consolidated footwear sales increased 4.1% for the thirteen weeks ended May 28, 2016 compared to the thirteen weeks ended May 30, 2015, which was primarily driven by a women’s footwear sales increase in the high-single digits, a kids’ footwear sales increase in the mid-single digits, and a men’s footwear sales increase in the low-single digits. Consolidated softgoods sales decreased 15.3% for the thirteen weeks ended May 28, 2016 compared to the thirteen weeks ended May 30, 2015, driven by softness in apparel, particularly shorts and t-shirts.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended
	May 28, 2016	May 30, 2015
	(dollars in thousands)
Cost of sales (including occupancy costs)	$313,704	$304,418
Gross profit	$139,811	$138,976
Gross profit as a percentage of net sales	30.8%	31.3%
Gross profit, as a percentage of net sales, decreased 0.5% for the thirteen weeks ended May 28, 2016 as compared to the thirteen weeks ended May 30, 2015, which was primarily due to a 0.5% decrease in product margin as a percentage of net sales. The 0.5% decrease in product margin, as a percentage of net sales, was primarily due to the Company continuing to work through higher inventory levels during the thirteen weeks ended May 28, 2016, which are expected to continue during the thirteen weeks ended August 27, 2016.

Selling, General, and Administrative Expenses

	Thirteen Weeks Ended
	May 28, 2016	May 30, 2015
	(dollars in thousands)
Selling, general, and administrative expenses	$124,899	$116,457
Selling, general, and administrative expenses as a percentage of net sales	27.5%	26.3%
Selling, general, and administrative expenses increased $8.4 million for the thirteen weeks ended May 28, 2016 as compared to the thirteen weeks ended May 30, 2015, which was primarily due to the following: (1) approximately $2.0 million in incremental supply chain expenses as a result of the replacement of the Company’s warehouse and order management system in the third quarter of fiscal 2016; (2) an increase in depreciation expense of $1.4 million, or 14%, which was primarily due to the replacement of the Company’s warehouse and order management system in fiscal 2016; (3) incremental credit card costs; and (4) variable costs in fulfillment, Macys.com license fees, and payroll in conjunction with the 2.3% increase in consolidated net sales.
The Company currently expects selling, general, and administrative expenses to delever as a percentage of sales during the thirteen weeks ending August 27, 2016 as compared to the thirteen weeks ending August 29, 2015 due to incremental costs related to increased technical and operational resources to enhance the capabilities of the new warehouse and order management system, depreciation, and credit card costs.
Impairment Charges and Store Closing Costs

	Thirteen Weeks Ended
	May 28, 2016	May 30, 2015
	(dollars in thousands)
Impairment charges and store closing costs	$35	$168
Impairment charges and store closing costs as a percentage of net sales	—%	—%
Number of stores/shops closed	7	15
During the thirteen weeks ended May 28, 2016 and May 30, 2015, the impairment charges and store closing costs recorded by the Company represented the non-cash write-off of fixtures and equipment related to store/shop closings.
Interest Income (Expense), Net

	Thirteen Weeks Ended
	May 28, 2016	May 30, 2015
	(dollars in thousands)
Interest income (expense), net	$6	$(2)
Interest income (expense), net as a percentage of net sales	—%	—%
Interest income is earned on the Company’s investments and interest expense is incurred on the unused commitment fee and letter of credit fees related to the Company’s Amended and Restated Revolving Credit Facility Credit Agreement.

Income Tax Expense

	Thirteen Weeks Ended
	May 28, 2016	May 30, 2015
	(dollars in thousands)
Income tax expense	$5,257	$8,615
Income tax expense as a percentage of net sales	1.2%	1.9%
Effective income tax rate	35.3%	38.5%
The decrease in the effective tax rate is a result of a decrease in non-deductible expenses incurred in the thirteen weeks ended May 28, 2016 compared to the thirteen weeks ended May 30, 2015.
Net Loss Attributable to Redeemable Noncontrolling Interest

	Thirteen Weeks Ended
	May 28, 2016	May 30, 2015
	(dollars in thousands)
Net loss attributable to redeemable noncontrolling interest	$—	$55
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	—%	—%
The net loss attributable to redeemable noncontrolling interest represents the noncontrolling owner’s portion of the net loss generated by JackRabbit for the applicable period. The decrease in the net loss attributable to redeemable noncontrolling interest for the thirteen weeks ended May 28, 2016 as compared to the thirteen weeks ended May 30, 2015 was due to JackRabbit becoming a wholly owned subsidiary of the Company during the second quarter of fiscal 2016.
Net Income Attributable to The Finish Line, Inc.

	Thirteen Weeks Ended
	May 28, 2016	May 30, 2015
	(dollars in thousands)
Net income attributable to The Finish Line, Inc.	$9,626	$13,789
Net income attributable to The Finish Line, Inc. as a percentage of net sales	2.1%	3.1%
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.23	$0.30
Net income attributable to The Finish Line, Inc. decreased $4.2 million for the thirteen weeks ended May 28, 2016 compared to the thirteen weeks ended May 30, 2015, which was primarily due to the decrease in gross profit, as a percentage of net sales and an increase in selling, general, and administrative expenses related to the Company’s supply chain issues as a result of the replacement of its warehouse and order management system in the third quarter of fiscal 2016 and additional costs to support the 2.3% increase in net sales, partially offset by an increase in net sales, decrease in impairment charges and store closing costs, and a decrease in income tax expense.
Liquidity and Capital Resources
The Company’s primary source of working capital is cash-on-hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	May 28, 2016	May 30, 2015	February 27, 2016
Cash and cash equivalents	$85,389	$82,193	$79,495
Merchandise inventories, net	$352,309	$323,319	$376,506
Interest-bearing debt	$—	$—	$—
Working capital	$285,935	$309,317	$300,166

Operating Activities
Net cash provided by operating activities for the thirteen weeks ended May 28, 2016 was $46.2 million compared to net cash used in operating activities of $4.7 million for the thirteen weeks ended May 30, 2015. The increase in cash provided by operating activities was primarily the result of a net increase in the cash inflow from working capital balances and an increase in non-cash expenses, partially offset by a decrease in net income for the thirteen weeks ended May 28, 2016 compared to the thirteen weeks ended May 30, 2015.
At May 28, 2016, the Company had cash and cash equivalents of $85.4 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At May 28, 2016, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories, net increased 9.0% at May 28, 2016 compared to May 30, 2015 due to Finish Line owned inventory increasing low single digits and inventory at shops within department stores and JackRabbit increasing double digits. Finish Line’s and JackRabbit’s increased inventory levels are expected to increase pressure on the Company’s product margins during the thirteen weeks ended August 27, 2016. The increase in inventory in the Company’s branded shops within department stores is due to the double digit sales growth experienced in those locations.
Merchandise inventories, net decreased 6.4% at May 28, 2016 compared to February 27, 2016 due to seasonality as the Company was building inventory at the end of the Company’s fiscal year 2016. Accounts payable decreased correspondingly with the decrease in merchandise inventories.
Investing Activities
Net cash used in investing activities for the thirteen weeks ended May 28, 2016 was $14.5 million compared to $27.1 million for the thirteen weeks ended May 30, 2015. The decrease in cash used in investing activities was primarily the result of an $8.3 million decrease in JackRabbit acquisitions and a $4.0 million decrease in capital expenditures in the current year as compared to the prior year.
The Company intends to invest approximately $55-$60 million in capital expenditures during fiscal 2017. Of this amount, approximately $40 million is intended for the construction of approximately 7 new brick and mortar stores and the remodeling or repositioning of 80-90 existing brick and mortar stores. In addition, approximately $5 million is expected to be spent to reposition and expand approximately 50 shops within department stores. The remaining $10-15 million to be invested is related primarily to an upgrade of the Company’s digital platform, mobile first strategy, and information security enhancements. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.
Financing Activities
Net cash used in financing activities for the thirteen weeks ended May 28, 2016 was $25.8 million compared to $35.5 million for the thirteen weeks ended May 30, 2015. The $9.8 million decrease in cash used in financing activities was primarily due to a $10.0 million decrease in stock repurchases in the thirteen weeks ended May 28, 2016 as compared to the thirteen weeks ended May 30, 2015.
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
The Company repurchased 1.0 million shares of its common stock at an average price of $21.28 per share for an aggregate amount of $21.3 million during the thirteen weeks ended May 28, 2016. As of May 28, 2016, there were 1.3 million shares remaining available to repurchase under the 2015 Amended Program.
As of May 28, 2016, the Company held 18,311,000 shares of its common stock as treasury shares at an average price of $20.21 per share for an aggregate carrying amount of $370.1 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the ESPP, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Incentive Plan and the Amended and Restated 2009 Incentive Plan. Further purchases of Company common stock will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

Dividends
On April 14, 2016, the Company announced a quarterly cash dividend of $0.10 per share of the Company’s common stock. The Company declared dividends of $4.3 million during the thirteen weeks ended May 28, 2016, all of which was included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of May 28, 2016. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
Contractual Obligations
The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventory. For the thirteen weeks ended May 28, 2016, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended February 27, 2016, other than those which occur in the ordinary course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings).
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
For a discussion of the Company’s market risk associated with interest rates as of February 27, 2016, see “Quantitative and Qualitative Disclosures about Market Risks” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016. For the thirteen weeks ended May 28, 2016, there has been no significant change in related market risk factors.

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
Risk factors that affect the Company’s business and financial results are discussed in “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016. There has been no significant change to identified risk factors for the thirteen weeks ended May 28, 2016.

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
Details on the shares repurchased under the 2015 Amended Program during the thirteen weeks ended May 28, 2016 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
February 28, 2016 – April 2, 2016	800,000	$21.48	800,000	1,491,936
April 3, 2016 – April 30, 2016	200,000	20.50	200,000	1,291,936
May 1, 2016 – May 28, 2016	—	—	—	1,291,936
	1,000,000	$21.28	1,000,000
_______________________
(1)The average price paid per share includes any brokerage commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended May 28, 2016, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	June 24, 2016	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended May 28, 2016, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.