Form 10-Q
period 2016-08-27
FINISH LINE INC /IN/
filed 2016-09-23
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock outstanding on September 9, 2016 was 40,562,251.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	August 27, 2016	August 29, 2015	February 27, 2016
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,301	$100,234	$79,495
Accounts receivable, net	20,288	17,575	18,227
Merchandise inventories, net	372,263	366,335	376,506
Income taxes receivable	—	1,238	28,877
Other	15,966	25,450	18,248
Total current assets	522,818	510,832	521,353
Property and equipment:
Land	1,557	1,557	1,557
Building	43,928	43,758	43,768
Leasehold improvements	211,500	252,596	198,193
Furniture, fixtures, and equipment	267,156	194,772	256,483
Construction in progress	11,999	106,122	9,182
	536,140	598,805	509,183
Less accumulated depreciation	286,153	320,400	265,790
Total property and equipment, net	249,987	278,405	243,393
Goodwill	44,029	44,507	44,029
Other assets, net	8,487	9,101	8,773
Total assets	$825,321	$842,845	$817,548

See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	August 27, 2016	August 29, 2015	February 27, 2016
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,038	$122,316	$157,651
Employee compensation	14,635	21,249	18,839
Accrued property and sales tax	10,622	10,306	10,710
Income taxes payable	8,494	—	—
Other liabilities and accrued expenses	32,781	29,556	33,987
Total current liabilities	245,570	183,427	221,187
Commitments and contingencies
Deferred credits from landlords	34,001	31,503	32,327
Deferred income taxes	21,265	25,283	25,441
Other long-term liabilities	9,291	11,953	10,949
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding - (August 27, 2016 - 40,562; August 29, 2015 - 44,845; February 27, 2016 - 42,377)	601	601	601
Additional paid-in capital	242,039	230,383	237,129
Retained earnings	662,639	665,423	639,296
Treasury stock - (August 27, 2016 - 19,197; August 29, 2015 - 14,913; February 27, 2016 - 17,381)	(390,085)	(305,728)	(349,382)
Total shareholders’ equity	515,194	590,679	527,644
Total liabilities and shareholders’ equity	$825,321	$842,845	$817,548
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net sales	$509,403	$483,150	$962,918	$926,544
Cost of sales (including occupancy costs)	349,929	323,943	663,633	628,361
Gross profit	159,474	159,207	299,285	298,183
Selling, general, and administrative expenses	124,224	117,604	249,123	234,061
Impairment charges and store closing costs	336	160	371	328
Operating income	34,914	41,443	49,791	63,794
Interest (expense) income, net	(32)	1	(26)	(1)
Income before income taxes	34,882	41,444	49,765	63,793
Income tax expense	12,807	15,583	18,064	24,198
Net income	22,075	25,861	31,701	39,595
Net loss attributable to redeemable noncontrolling interest	—	41	—	96
Net income attributable to The Finish Line, Inc.	$22,075	$25,902	$31,701	$39,691

Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.53	$0.57	$0.75	$0.87
Basic weighted average shares	40,944	44,866	41,357	45,151

Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.53	$0.57	$0.75	$0.86
Diluted weighted average shares	41,122	45,207	41,506	45,463

Dividends declared per share	$0.10	$0.09	$0.20	$0.18
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 27, 2016	August 29, 2015
Operating activities:
Net income	$31,701	$39,595
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges and store closing costs	371	328
Depreciation and amortization	23,589	20,395
Deferred income taxes	(4,176)	(1,726)
(Gain) loss on disposals of property and equipment	(54)	32
Gain on settlement of contingent consideration	—	(329)
Share-based compensation	5,664	4,162
Excess tax benefits from share-based compensation	(70)	(284)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,061)	(912)
Merchandise inventories, net	4,243	(22,299)
Other assets	2,533	(12,491)
Accounts payable	25,607	(1,182)
Employee compensation	(4,204)	2,156
Income taxes receivable/payable	37,002	8,016
Other liabilities and accrued expenses	(2,534)	(628)
Deferred credits from landlords	1,674	2,360
Net cash provided by operating activities	119,285	37,193
Investing activities:
Capital expenditures for property and equipment	(35,133)	(35,012)
Acquisitions, net of cash acquired	—	(8,278)
Proceeds from disposals of property and equipment	380	20
Net cash used in investing activities	(34,753)	(43,270)
Financing activities:
Borrowings on revolving credit facility	30,000	—
Repayments on revolving credit facility	(30,000)	—
Dividends paid to shareholders	(8,512)	(8,282)
Proceeds from issuance of common stock, net of settlement of tax withholding obligations	1,275	1,683
Excess tax benefits from share-based compensation	70	284
Purchases of treasury stock	(42,559)	(35,922)
Purchase of redeemable noncontrolling interest	—	(1,000)
Cash paid for settlements of contingent consideration	—	(21)
Net cash used in financing activities	(49,726)	(43,258)
Net increase (decrease) in cash and cash equivalents	34,806	(49,335)
Cash and cash equivalents at beginning of period	79,495	149,569
Cash and cash equivalents at end of period	$114,301	$100,234
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of August 27, 2016 and August 29, 2015	$1,492	$3,356
Capital expenditures incurred but not yet paid as of February 27, 2016 and February 28, 2015	$5,712	$13,532
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
The Company has experienced, and expects to continue to experience, significant variability in sales, net income, and merchandise inventories from reporting period to reporting period due to back to school and holiday selling seasons. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
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

	Thirteen Weeks Ended
Category	August 27, 2016		August 29, 2015
Footwear	$468,353	92%	$432,323	89%
Softgoods	41,050	8%	50,827	11%
Total net sales	$509,403	100%	$483,150	100%

	Twenty-Six Weeks Ended
Category	August 27, 2016		August 29, 2015
Footwear	$886,969	92%	$834,501	90%
Softgoods	75,949	8%	92,043	10%
Total net sales	$962,918	100%	$926,544	100%
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers and has subsequently issued several amendments which clarify the guidance as well as provide guidance for implementation. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual or interim reporting periods beginning after December 15, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. The Company is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, and cash flows.

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
In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The Company adopted this standard for the annual period beginning on March 1, 2015, and applied it retrospectively. As a result of adopting this standard, all deferred tax assets and liabilities have been classified as noncurrent. The balance sheet as of August 29, 2015 was retrospectively adjusted, which resulted in a $5.0 million decrease in the current deferred income tax liability balance and a $5.0 million increase in the long-term deferred income tax liability balance.
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
Other recently issued accounting pronouncements did not, or are not believed by management to have a material effect on the Company’s present or future consolidated financial statements.
2. Fair Value Measurements
Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	August 27, 2016			August 29, 2015			February 27, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$5,503	$—	$—	$6,102	$—	$—	$5,538	$—	$—
Liabilities:
Contingent consideration liabilities	$—	$—	$—	$—	$—	$420	$—	$—	$—

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
During the twenty-six weeks ended August 27, 2016 and August 29, 2015, the Company did not have any significant non-recurring measurements of assets or liabilities.
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
Approximately $1.6 million in stand-by letters of credit were outstanding as of August 27, 2016 under the Amended Credit Agreement. No advances were outstanding under the Amended Credit Agreement as of August 27, 2016. Accordingly, the total revolving credit availability under the Amended Credit Agreement was $98.4 million as of August 27, 2016.
The Company’s ability to borrow monies in the future under the Amended Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Amended Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the Amended Credit Agreement) and minimum consolidated tangible net worth (as defined in the Amended Credit Agreement). The Company was in compliance with all such covenants as of August 27, 2016.
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

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net income attributable to The Finish Line, Inc.	$22,075	$25,902	$31,701	$39,691
Net income attributable to The Finish Line, Inc. attributable to participating securities	420	311	577	476
Net income attributable to The Finish Line, Inc. available to common shareholders	$21,655	$25,591	$31,124	$39,215
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	40,944	44,866	41,357	45,151
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.53	$0.57	$0.75	$0.87
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	40,944	44,866	41,357	45,151
Dilutive effect of potential common shares(a)	178	341	149	312
Diluted weighted-average number of common shares outstanding	41,122	45,207	41,506	45,463
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.53	$0.57	$0.75	$0.86

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 3.1 million and 1.3 million shares of common stock in the thirteen weeks ended August 27, 2016 and August 29, 2015, respectively, and 3.0 million and 1.3 million shares of common stock in the twenty-six weeks ended August 27, 2016 and August 29, 2015, respectively, because the impact of such options would have been antidilutive.

5. Common Stock
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock with subsequent amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31, 2019 (the “Share Repurchase Program”).
The Company purchased 2.0 million shares of its common stock at an average price of $21.28 per share for an aggregate amount of $42.6 million during the twenty-six weeks ended August 27, 2016. As of August 27, 2016, there were 5,291,936 shares remaining available to repurchase under the Share Repurchase Program.
As of August 27, 2016, the Company held 19,196,721 shares of its common stock as treasury shares at an average price of $20.32 per share for an aggregate carrying amount of $390.1 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan (“ESPP”), in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Stock Incentive Plan of The Finish Line, Inc. (the “2002 Incentive Plan”) and The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014, and further amended as of June 27 and July 14, 2016 (the “Amended and Restated 2009 Incentive Plan”). Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On July 14, 2016, the Company announced a quarterly cash dividend of $0.10 per share of the Company’s common stock. The Company declared dividends of $8.4 million during the twenty-six weeks ended August 27, 2016, of which $4.1 million was included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of August 27, 2016. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

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
7. Share-Based Compensation
General
Total share-based compensation expense for the twenty-six weeks ended August 27, 2016 and August 29, 2015 was $5.7 million and $4.2 million, respectively.
Stock Option Activity
Stock options have been granted to non-employee directors, officers, and other key employees. Generally, options outstanding under the 2002 Incentive Plan and Amended and Restated 2009 Incentive Plan are exercisable at a price equal to the fair market value on the date of grant, vest over four years, and expire ten years after the date of grant. During the twenty-six weeks ended August 27, 2016 and August 29, 2015, the Company granted approximately 1,438,000 and 762,000 options, respectively. The estimated weighted-average fair value of the individual options granted during the twenty-six weeks ended August 27, 2016 and August 29, 2015, was $4.82 and $6.57, respectively, on the date of the grant. The fair values for all options granted were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Twenty-Six Weeks Ended
	August 27, 2016	August 29, 2015
Dividend yield	2.2%	1.5%
Volatility	32.9%	33.4%
Risk-free interest rate	1.3%	1.4%
Expected life	5.0 years	5.0 years
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
As of August 27, 2016, there was $8.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That expense is expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock Activity
The Company has granted shares of the Company’s common stock to non-employee directors, officers, and other key employees that are subject to restrictions. The shares of restricted stock granted to employees under the Amended and Restated 2009 Incentive Plan generally cliff-vest after a three-year period or vest upon the achievement of specified levels of net income or earnings per share growth over a three-year period. For performance-based awards, should the net income or earnings per share growth criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. During the twenty-six weeks ended August 27, 2016 and August 29, 2015, the Company granted approximately 470,000 and 208,000 restricted shares, respectively.
As of August 27, 2016, there was $9.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested restricted stock. That expense is expected to be recognized over a weighted average period of 1.7 years.

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

The following tables set forth store/shop and square feet information of the Company for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Number of stores/shops	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Finish Line:
Beginning of period	586	624	591	637
Opened	4	3	5	5
Closed	(5)	(7)	(11)	(22)
End of period	585	620	585	620
Branded shops within department stores:
Beginning of period	392	395	392	395
Opened	—	—	—	—
Closed	(1)	(1)	(1)	(1)
End of period	391	394	391	394
JackRabbit:
Beginning of period	71	76	72	71
Acquired	—	—	—	4
Opened	—	—	—	1
Closed	(1)	—	(2)	—
End of period	70	76	70	76
Total:
Beginning of period	1,049	1,095	1,055	1,103
Acquired	—	—	—	4
Opened	4	3	5	6
Closed	(7)	(8)	(14)	(23)
End of period	1,046	1,090	1,046	1,090

Square feet information	August 27, 2016	August 29, 2015
Finish Line:
Square feet	3,249,455	3,395,611
Average store size	5,555	5,477
Branded shops within department stores:
Square feet	509,880	448,861
Average shop size	1,304	1,139
JackRabbit:
Square feet	255,758	275,571
Average store size	3,654	3,626
Total:
Square feet	4,015,093	4,120,043

Results of Operations
The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	August 27, 2016		August 29, 2015
Footwear	$468,353	92%	$432,323	89%
Softgoods	41,050	8%	50,827	11%
Total net sales	$509,403	100%	$483,150	100%

	Twenty-Six Weeks Ended
Category	August 27, 2016		August 29, 2015
Footwear	$886,969	92%	$834,501	90%
Softgoods	75,949	8%	92,043	10%
Total net sales	$962,918	100%	$926,544	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	68.7	67.0	68.9	67.8
Gross profit	31.3	33.0	31.1	32.2
Selling, general, and administrative expenses	24.4	24.4	25.9	25.3
Impairment charges and store closing costs	0.1	—	—	—
Operating income	6.8	8.6	5.2	6.9
Interest (expense) income, net	—	—	—	—
Income before income taxes	6.8	8.6	5.2	6.9
Income tax expense	2.5	3.2	1.9	2.6
Net income	4.3	5.4	3.3	4.3
Net loss attributable to redeemable noncontrolling interest	—	—	—	—
Net income attributable to The Finish Line, Inc.	4.3%	5.4%	3.3%	4.3%

Thirteen and Twenty-Six Weeks Ended August 27, 2016 Compared to the Thirteen and Twenty-Six Weeks Ended August 29, 2015
Net Sales

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)		(dollars in thousands)
Brick and mortar stores sales	$332,289	$337,218	$621,339	$629,409
Digital sales	75,505	60,715	143,418	128,400
Shops within department stores sales	77,362	60,780	150,443	120,302
JackRabbit sales	24,247	24,437	47,718	48,433
Total net sales	$509,403	$483,150	$962,918	$926,544

Brick and mortar comparable store sales increase (decrease)	1.4%	(0.2)%	1.6%	(0.1)%
Digital comparable sales increase	24.4%	12.1%	11.7%	23.3%
Finish Line comparable store sales increase	5.1%	1.5%	3.4%	3.4%
Shops within department stores comparable store sales increase	31.1%	N/A	28.7%	N/A
JackRabbit comparable store sales increase (decrease)	3.2%	(4.0)%	3.0%	(3.7)%
Net sales increased 5.4% for the thirteen weeks ended August 27, 2016 compared to the thirteen weeks ended August 29, 2015, which was primarily due to the following:

•
An increase in Finish Line sales (composed of brick and mortar sales and digital sales) of 2.5% primarily due to an increase of 5.1% in Finish Line comparable store sales, which was due to an increase in store average dollar per transaction and digital conversion and traffic, partially offset by a decrease in store conversion and traffic and digital average dollar per transaction. The Finish Line comparable store sales increase was partially offset by a decrease in net Finish Line store count for the thirteen weeks ended August 27, 2016 as compared to the thirteen weeks ended August 29, 2015.

•	An increase in shops within department stores sales of 27.3%, primarily due to an increase in comparable sales, partially offset by a decrease in non-branded shop sales; and

•	A decrease in JackRabbit sales of 0.8%, primarily due to decreased store count, partially offset by a JackRabbit comparable store sales increase of 3.2%.
Consolidated footwear sales increased 8.3% for the thirteen weeks ended August 27, 2016 compared to the thirteen weeks ended August 29, 2015, which was primarily driven by a women's footwear sales increase in the low-double digits and a men's and kids' footwear sales increase in the high-single digits. Consolidated softgoods sales decreased 19.2% for the thirteen weeks ended August 27, 2016 compared to the thirteen weeks ended August 29, 2015, driven by softness in apparel and accessories.
Net sales increased 3.9% for the twenty-six weeks ended August 27, 2016 compared to the twenty-six weeks ended August 29, 2015, which was primarily due to the following:

•
An increase in Finish Line sales (composed of brick and mortar sales and digital sales) of 0.9% primarily due to a Finish Line comparable store sales increase of 3.4%, which was due to an increase in store average dollar per transaction and traffic and digital conversion, partially offset by a decrease in store conversion and digital average dollar per transaction and traffic. The Finish Line comparable store sales increase was partially offset by a decrease in net Finish Line store count for the twenty-six weeks ended August 27, 2016 as compared to the twenty-six weeks ended August 29, 2015.

•	An increase in shops within department stores sales of 25.1%, primarily due to an increase in comparable sales, partially offset by a decrease in non-branded shop sales; and

•	A decrease in JackRabbit sales of 1.5%, primarily due to decreased store count, partially offset by a JackRabbit comparable store sales increase of 3.0%.

Consolidated footwear sales increased 6.3% for the twenty-six weeks ended August 27, 2016 compared to the twenty-six weeks ended August 29, 2015, which was primarily driven by percentage increases in the high-single digits in women’s and kids’ footwear sales and a men's footwear sales increase in the low-single digits. Consolidated softgoods sales decreased 17.5% for the twenty-six weeks ended August 27, 2016 compared to the twenty-six weeks ended August 29, 2015, which was primarily driven by softness in apparel and accessories.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)		(dollars in thousands)
Cost of sales (including occupancy costs)	$349,929	$323,943	$663,633	$628,361
Gross profit	$159,474	$159,207	$299,285	$298,183
Gross profit as a percentage of net sales	31.3%	33.0%	31.1%	32.2%
Gross profit, as a percentage of net sales, decreased 1.7% for the thirteen weeks ended August 27, 2016 as compared to the thirteen weeks ended August 29, 2015, which was primarily due to a 2.0% decrease in product margin, as a percentage of net sales, partially offset by a 0.3% decrease in occupancy costs, as a percentage of net sales. The 2.0% decrease in product margin, as a percentage of net sales, was primarily due to the Company continuing to work through higher inventory levels during the thirteen weeks ended August 27, 2016.
Gross profit, as a percentage of net sales, decreased 1.1% for the twenty-six weeks ended August 27, 2016 as compared to the twenty-six weeks ended August 29, 2015, which was primarily due to a 1.3% decrease in product margin, as a percentage of net sales, partially offset by a 0.2% decrease in occupancy costs, as a percentage of net sales. The 1.3% decrease in product margin, as a percentage of net sales, was primarily due to the Company continuing to work through higher inventory levels during the twenty-six weeks ended August 27, 2016.
Selling, General, and Administrative Expenses

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)		(dollars in thousands)
Selling, general, and administrative expenses	$124,224	$117,604	$249,123	$234,061
Selling, general, and administrative expenses as a percentage of net sales	24.4%	24.4%	25.9%	25.3%
Selling, general, and administrative expenses increased $6.6 million for the thirteen weeks ended August 27, 2016 as compared to the thirteen weeks ended August 29, 2015, which was primarily due to the following: (1) an increase in depreciation expense of $1.8 million, which was primarily due to the replacement of the Company's warehouse and order management system in the third quarter of fiscal 2016; (2) incremental supply chain expenses of approximately $1.0 million as a result of the replacement of the Company’s warehouse and order management system in fiscal 2016; (3) incremental credit card costs; (4) increases in variable costs in fulfillment, credit costs, and Macys.com license fees, in conjunction with the 5.4% increase in consolidated net sales, offset by a reduction in incentive compensation costs.
Selling, general, and administrative expenses increased $15.1 million for the twenty-six weeks ended August 27, 2016 as compared to the twenty-six weeks ended August 29, 2015, which was primarily due to the following: (1) an increase in depreciation expense of $3.2 million, which was primarily due to the replacement of the Company's warehouse and order management system in the third quarter of fiscal 2016; (2) incremental supply chain expenses of approximately $3.0 million as a result of the replacement of the Company’s warehouse and order management system in fiscal 2016; (3) incremental credit card costs; (4) increases in variable costs in fulfillment, credit costs, and Macys.com license fees, in conjunction with the 3.9% increase in consolidated net sales, offset by a reduction in incentive compensation costs.

Impairment Charges and Store Closing Costs

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)		(dollars in thousands)
Impairment charges and store closing costs	$336	$160	$371	$328
Impairment charges and store closing costs as a percentage of net sales	0.1%	—%	—%	—%
Number of stores/shops closed	7	8	14	23
During the thirteen and twenty-six weeks ended August 27, 2016 and August 29, 2015, the impairment charges and store closing costs recorded by the Company represented the non-cash write-off of fixtures and equipment related to store/shop closings.
Interest (Expense) Income, Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)		(dollars in thousands)
Interest (expense) income, net	$(32)	$1	$(26)	$(1)
Interest (expense) income, net as a percentage of net sales	—%	—%	—%	—%
Interest income is earned on the Company’s investments and interest expense is incurred on the unused commitment fee and letter of credit fees related to the Company’s Amended and Restated Revolving Credit Facility Credit Agreement.
Income Tax Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)		(dollars in thousands)
Income tax expense	$12,807	$15,583	$18,064	$24,198
Income tax expense as a percentage of net sales	2.5%	3.2%	1.9%	2.6%
Effective income tax rate	36.7%	37.6%	36.3%	37.9%
The decrease in the effective tax rate for the thirteen and twenty-six weeks ended August 27, 2016 is a result of a decrease in non-deductible expenses incurred in the current year compared to the thirteen and twenty-six weeks ended August 29, 2015.
Net Loss Attributable to Redeemable Noncontrolling Interest

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)		(dollars in thousands)
Net loss attributable to redeemable noncontrolling interest	$—	$41	$—	$96
Net loss attributable to redeemable noncontrolling interest as a percentage of net sales	—%	—%	—%	—%
The net loss attributable to redeemable noncontrolling interest represents the noncontrolling owner’s portion of the net loss generated by JackRabbit for the applicable period. The decrease in the net loss attributable to redeemable noncontrolling interest for the thirteen and twenty-six weeks ended August 27, 2016 as compared to the thirteen and twenty-six weeks ended August 29, 2015 was due to JackRabbit becoming a wholly owned subsidiary of the Company during the second quarter of fiscal 2016.

Net Income Attributable to The Finish Line, Inc.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)		(dollars in thousands)
Net income attributable to The Finish Line, Inc.	$22,075	$25,902	$31,701	$39,691
Net income attributable to The Finish Line, Inc. as a percentage of net sales	4.3%	5.4%	3.3%	4.3%
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.53	$0.57	$0.75	$0.86
Net income attributable to The Finish Line, Inc. decreased $3.8 million for the thirteen weeks ended August 27, 2016 compared to the thirteen weeks ended August 29, 2015, which was primarily due to the decrease in gross profit, as a percentage of net sales, an increase in selling, general, and administrative expenses related to the additional costs to support the 5.4% increase in net sales and expenses related to the Company's replacement of its warehouse and order management system in the third quarter of fiscal 2016, partially offset by the increase in net sales and a decrease in income tax expense.
Net income attributable to The Finish Line, Inc. decreased $8.0 million for the twenty-six weeks ended August 27, 2016 compared to the twenty-six weeks ended August 29, 2015, which was primarily due to the decrease in gross profit, as a percentage of net sales, an increase in selling, general, and administrative expenses related to additional costs to support the 3.9% increase in net sales and expenses related to the Company’s replacement of its warehouse and order management system, partially offset by the increase in net sales and a decrease in income tax expense.
Liquidity and Capital Resources
The Company’s primary source of working capital is cash-on-hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	August 27, 2016	August 29, 2015	February 27, 2016
Cash and cash equivalents	$114,301	$100,234	$79,495
Merchandise inventories, net	$372,263	$366,335	$376,506
Interest-bearing debt	$—	$—	$—
Working capital	$277,248	$327,405	$300,166
Operating Activities
Net cash provided by operating activities for the twenty-six weeks ended August 27, 2016 was $119.3 million compared to net cash provided by operating activities of $37.2 million for the twenty-six weeks ended August 29, 2015. The increase in cash provided by operating activities was primarily the result of a net increase in the cash inflow from working capital balances and an increase in non-cash expenses, partially offset by a decrease in net income for the twenty-six weeks ended August 27, 2016 compared to the twenty-six weeks ended August 29, 2015.
At August 27, 2016, the Company had cash and cash equivalents of $114.3 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At August 27, 2016, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories, net increased 1.6% at August 27, 2016 compared to August 29, 2015, and decreased 1.1% from February 27, 2016. The increase in merchandise inventories, net over the prior year quarter is primarily related to an increase in merchandise inventories to support the expected increase in net sales year over year. The decrease in merchandise inventories from February 27, 2016 is due to seasonality as the Company required more merchandise inventories at the end of the Company’s fiscal year 2016 due to expected elevated net sales for the thirteen weeks ended May 28, 2016 as compared to the thirteen weeks ending November 26, 2016. Accounts payable increased 46.4% at August 27, 2016 compared to August 29, 2015 primarily related to the increase in merchandise inventories and timing of payments to vendors.
Investing Activities
Net cash used in investing activities for the twenty-six weeks ended August 27, 2016 was $34.8 million compared to $43.3 million for the twenty-six weeks ended August 29, 2015. The decrease in cash used in investing activities was primarily the result of a $8.3 million decrease in JackRabbit acquisitions in the current year and a $0.4 million increase in proceeds from disposals of property and equipment, offset by a $0.1 million increase in capital expenditures.
The Company intends to invest approximately $55-$60 million in capital expenditures during fiscal 2017. Of this amount, approximately $40 million is intended for the construction of approximately 7 new brick and mortar stores and the remodeling or repositioning of 70-80 existing brick and mortar stores. In addition, approximately $5 million is expected to be spent to reposition and expand approximately 50 shops within department stores. The remaining $10-15 million to be invested is related primarily to an upgrade of the Company’s digital platform, mobile first strategy, and information security enhancements. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.
Financing Activities
Net cash used in financing activities for the twenty-six weeks ended August 27, 2016 was $49.7 million compared to $43.3 million for the twenty-six weeks ended August 29, 2015. The $6.5 million increase in cash used in financing activities was primarily due to a $6.6 million increase in stock repurchases, a $0.4 million decrease in proceeds from the issuance of common stock, a $0.2 million decrease in excess tax benefits from share-based compensation; partially offset by a $1.0 million purchase of the remainder of the redeemable noncontrolling interest in the second quarter fiscal 2016.
Share Repurchase Program
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock with subsequent amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31, 2019 (the “Share Repurchase Program”).
The Company purchased 2.0 million shares at an average price of $21.28 per share for an aggregate amount of $42.6 million during the twenty-six weeks ended August 27, 2016. As of August 27, 2016, there were 5,291,936 shares remaining available to repurchase under the Share Repurchase Program.
As of August 27, 2016, the Company held 19,196,721 shares of its common stock as treasury shares at an average price of $20.32 per share for an aggregate carrying amount of $390.1 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Stock Incentive Plan of The Finish Line, Inc. and The Finish Line, Inc. Amended and Restated 2009 Incentive Plan. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Dividends
On July 14, 2016, the Company announced a quarterly cash dividend of $0.10 per share of the Company’s common stock. The Company declared dividends of $8.4 million during the twenty-six weeks ended August 27, 2016, of which $4.1 million was included in other liabilities and accrued expenses on the Company’s consolidated balance sheet as of August 27, 2016. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
Contractual Obligations
The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventory. For the twenty-six weeks ended August 27, 2016, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended February 27, 2016, other than those which occur in the ordinary course of business (primarily changes in the Company’s merchandise inventory related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases due to store openings and closings).

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
For a discussion of the Company’s market risk associated with interest rates as of February 27, 2016, see “Quantitative and Qualitative Disclosures about Market Risks” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016. For the twenty-six weeks ended August 27, 2016, there has been no significant change in related market risk factors.

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
Risk factors that affect the Company’s business and financial results are discussed in “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016. There has been no significant change to identified risk factors for the twenty-six weeks ended August 27, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock with subsequent amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31, 2019 (the “Share Repurchase Program”). The total amount of shares authorized to be repurchased under the Share Repurchase Program is 5,291,936.
Details on the shares repurchased under the Share Repurchase Program during the thirteen weeks ended August 27, 2016 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
May 29, 2016 – July 2, 2016	100,000	$20.19	100,000	6,191,936
July 3, 2016 – July 30, 2016	900,000	21.40	900,000	5,291,936
July 31, 2016 – August 27, 2016	—	—	—	5,291,936
	1,000,000	$21.28	1,000,000
_______________________
(1)The average price paid per share includes any brokerage commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description

4.1
The Finish Line, Inc. 2009 Incentive Plan, Amended and Restated as of April 16, 2014, and Further Amended as of June 27 and July 14, 2016 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-212858) filed by the Company on August 3, 2016).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended August 27, 2016, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	September 23, 2016	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.1
The Finish Line, Inc. 2009 Incentive Plan, Amended and Restated as of April 16, 2014, and Further Amended as of June 27 and July 14, 2016 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-212858) filed by the Company on August 3, 2016).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended August 27, 2016, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.