Form 10-Q
period 2016-11-26
FINISH LINE INC /IN/
filed 2017-01-04
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock outstanding on December 23, 2016 was 40,560,111.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	November 26, 2016	November 28, 2015	February 27, 2016
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,297	$55,273	$79,495
Accounts receivable, net	23,460	19,016	16,482
Merchandise inventories, net	401,528	383,758	347,966
Income taxes receivable	8,298	28,941	28,877
Other	15,931	24,394	17,009
Current assets held for sale	31,935	33,616	31,524
Total current assets	514,449	544,998	521,353
Property and equipment:
Land	1,557	1,557	1,557
Building	44,039	43,665	43,665
Leasehold improvements	215,796	248,691	193,852
Furniture, fixtures, and equipment	279,578	265,331	253,897
Construction in progress	9,409	35,156	9,164
	550,379	594,400	502,135
Less accumulated depreciation	292,066	320,302	263,068
Total property and equipment, net	258,313	274,098	239,067
Other assets	8,874	8,622	7,857
Long-term assets held for sale	—	52,058	49,271
Total assets	$781,636	$879,776	$817,548

See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	November 26, 2016	November 28, 2015	February 27, 2016
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178,764	$182,532	$150,050
Revolving credit facility	17,000	—	—
Employee compensation	11,955	17,273	17,602
Accrued property and sales tax	9,015	7,701	10,225
Other liabilities and accrued expenses	30,503	29,984	30,029
Current liabilities held for sale	15,344	15,407	13,281
Total current liabilities	262,581	252,897	221,187
Commitments and contingencies
Deferred credits from landlords	32,401	30,245	30,503
Deferred income taxes	12,015	25,495	25,441
Other long-term liabilities	8,971	11,311	10,869
Long-term liabilities held for sale	—	2,239	1,904
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding - (November 26, 2016 – 40,503; November 28, 2015 – 44,357; February 27, 2016 – 42,377)	601	601	601
Additional paid-in capital	220,953	211,658	216,090
Retained earnings	639,138	660,591	660,335
Treasury stock, shares held - (November 26, 2016 – 19,256; November 28, 2015 – 15,401; February 27, 2016 – 17,381)	(395,024)	(315,261)	(349,382)
Total shareholders’ equity	465,668	557,589	527,644
Total liabilities and shareholders’ equity	$781,636	$879,776	$817,548
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net sales	$371,741	$361,025	$1,286,941	$1,239,137
Cost of sales (including occupancy costs)	272,377	277,986	900,691	874,115
Gross profit	99,364	83,039	386,250	365,022
Selling, general, and administrative expenses	118,133	115,716	352,193	333,242
Impairment charges and store closing costs	—	167	182	495
Operating (loss) income	(18,769)	(32,844)	33,875	31,285
Interest expense, net	(152)	(3)	(178)	(4)
(Loss) income from continuing operations before income taxes	(18,921)	(32,847)	33,697	31,281
Income tax (benefit) expense	(8,332)	(13,389)	10,841	11,118
Net (loss) income from continuing operations	(10,589)	(19,458)	22,856	20,163
Net loss from discontinued operations, net of tax	(29,849)	(2,377)	(31,593)	(2,403)
Net (loss) income	(40,438)	(21,835)	(8,737)	17,760
Net loss attributable to redeemable noncontrolling interest of discontinued operations	—	—	—	96
Net (loss) income attributable to The Finish Line, Inc.	$(40,438)	$(21,835)	$(8,737)	$17,856

Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$(0.26)	$(0.44)	$0.55	$0.44
Discontinued operations	(0.74)	(0.05)	(0.76)	(0.05)
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$(1.00)	$(0.49)	$(0.21)	$0.39
Basic weighted average shares	40,511	44,542	41,075	44,948

Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$(0.26)	$(0.44)	$0.54	$0.44
Discontinued operations	(0.74)	(0.05)	(0.75)	(0.05)
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$(1.00)	$(0.49)	$(0.21)	$0.39
Diluted weighted average shares	40,511	44,542	41,234	45,211

Dividends declared per share	$0.10	$0.09	$0.30	$0.27
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015
Operating activities:
Net (loss) income	$(8,737)	$17,760
Net loss from discontinued operations	(31,593)	(2,403)
Net income from continuing operations	22,856	20,163
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment charges and store closing costs	182	495
Depreciation	35,109	30,048
Deferred income taxes	2,748	(2,727)
Loss on disposals of property and equipment	623	114
Share-based compensation	7,970	6,161
Excess tax benefits from share-based compensation	(369)	(315)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,978)	(2,789)
Merchandise inventories, net	(53,562)	(61,766)
Other assets	(96)	(12,969)
Accounts payable	31,784	62,372
Employee compensation	(5,647)	(652)
Income taxes receivable/payable	22,940	(17,028)
Other liabilities and accrued expenses	(2,176)	1,067
Deferred credits from landlords	1,898	3,088
Net cash provided by operating activities - continuing operations	57,282	25,262
Net cash used in operating activities - discontinued operations	(38)	(3,830)
Net cash provided by operating activities	57,244	21,432
Investing activities:
Capital expenditures for property and equipment	(58,621)	(48,452)
Proceeds from disposals of property and equipment	392	20
Net cash used in investing activities - continuing operations	(58,229)	(48,432)
Net cash used in investing activities - discontinued operations	(760)	(10,484)
Net cash used in investing activities	(58,989)	(58,916)
Financing activities:
Borrowings on revolving credit facility	47,000	—
Repayments on revolving credit facility	(30,000)	—
Dividends paid to shareholders	(12,648)	(12,367)
Proceeds from issuance of common stock, net of settlement of tax withholding obligations	(851)	1,846
Excess tax benefits from share-based compensation	369	315
Purchases of treasury stock	(48,323)	(45,585)
Net cash used in financing activities - continuing operations	(44,453)	(55,791)
Net cash used in financing activities - discontinued operations	—	(1,021)
Net cash used in financing activities	(44,453)	(56,812)
Net decrease in cash and cash equivalents	(46,198)	(94,296)
Cash and cash equivalents at beginning of period	79,495	149,569
Cash and cash equivalents at end of period	$33,297	$55,273
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of November 26, 2016 and November 28, 2015	$2,630	$2,710
Capital expenditures incurred but not yet paid as of February 27, 2016 and February 28, 2015	$5,700	$13,532
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
The Company has experienced, and expects to continue to experience, significant variability in sales, profits, and merchandise inventories from reporting period to reporting period due to back to school and holiday selling seasons. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 27, 2016 (“fiscal 2016”), as filed with the Securities and Exchange Commission (“SEC”) on April 26, 2016.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers and has subsequently issued several amendments which clarify the guidance as well as provide guidance for implementation. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual or interim reporting periods beginning after December 15, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. The Company is currently assessing the impact of adopting this guidance, but does not, at this time, anticipate a material impact to its consolidated results of operations, financial position, and cash flows.
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
In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The guidance requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The Company adopted this standard for the annual period beginning on March 1, 2015, and applied it retrospectively. As a result of adopting this standard, all deferred tax assets and liabilities have been classified as noncurrent. The balance sheet as of November 28, 2015, was retrospectively adjusted, which resulted in a $5.0 million decrease in the current deferred income tax liability balance and a $5.0 million increase in the long-term deferred income tax liability balance.
In February 2016, the FASB issued guidance on accounting for leases. A primary purpose of the guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Specifically, lessees will be required to recognize the rights and obligations resulting from leases classified as operating leases as assets and liabilities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, cash flows, and related disclosures and is expecting the guidance to have a material impact due to the significant number of store leases that the Company is under contract for.

In March 2016, the FASB issued guidance on simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The manner of adoption varies, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company has assessed the impact of adopting this guidance and expects the change relating to the excess tax benefits (detriments) to potentially introduce volatility to the Company’s effective income tax rate as the recognition of the excess tax benefits (detriments) are dependent on stock option award exercise patterns as well as the fair value of the price of the Company’s stock when restricted stock awards vest which are inherently unpredictable. Had the Company adopted the guidance in fiscal 2017, it would not have had a material impact to its consolidated results of operations, financial position, or cash flows for the thirty-nine weeks ended November 26, 2016.
Other recently issued accounting pronouncements did not, or are not believed by management to have a material effect on the Company’s present or future consolidated financial statements.

2. Discontinued Operations and Goodwill Impairment

During the thirteen weeks ended November 26, 2016, the Company began exploring strategic alternatives for JackRabbit, the Company’s specialty running store chain, including a potential sale within the next year. In accordance with applicable accounting guidance, the Company concluded that JackRabbit met the requirements for presentation as assets held for sale and discontinued operations. The Company does not expect to have any continuing involvement with JackRabbit subsequent to a sale except for customary transitional responsibilities. Accordingly, the operations of JackRabbit have been classified as discontinued operations and as assets held for sale for all periods presented.
During the thirteen weeks ended November 26, 2016, the Company determined that it was more likely than not that the fair value of JackRabbit was less than its carrying value, and upon completion of an impairment analysis, that goodwill was impaired. The decrease in JackRabbit’s fair value from the Company’s prior year impairment analysis was the result of preliminary indications of interest for JackRabbit that indicated that the fair value was below its carrying value. Fair value of the JackRabbit reporting unit was determined using preliminary bids from interested parties. As a result of the second step of the goodwill impairment test, JackRabbit’s goodwill had no implied fair value and was written down to zero. This resulted in a pretax non-cash goodwill impairment charge of $44.0 million that is reflected in asset impairment charges in discontinued operations for the thirteen and thirty-nine weeks ended November 26, 2016.
    The following table presents key financial results of the Company included in “Net loss from discontinued operations, net of tax” for the thirteen and thirty-nine weeks ended November 26, 2016 and November 28, 2015 (unaudited):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net sales	$21,343	$21,065	$69,061	$69,497
Cost of sales (including occupancy costs)	16,768	15,588	52,087	47,820
Gross profit	4,575	5,477	16,974	21,677
Selling, general, and administrative expenses	7,819	9,303	23,059	25,838
Impairment charges and store closing costs	44,092	14	44,103	14
Loss from discontinued operations before income tax benefit	(47,336)	(3,840)	(50,188)	(4,175)
Income tax benefit	17,487	1,463	18,595	1,772
Net loss from discontinued operations, net of tax	$(29,849)	$(2,377)	$(31,593)	$(2,403)

The following table presents the major classes of assets and liabilities presented as held for sale as of November 26, 2016, November 28, 2015 and February 27, 2016 related to JackRabbit (unaudited):

	November 26, 2016	November 28, 2015	February 27, 2016
ASSETS
Current assets:
Accounts receivable, net	$655	$579	$1,745
Merchandise inventories, net	26,214	30,868	28,540
Other	232	2,169	1,239
Total current assets	27,101	33,616	31,524
Property and equipment:
Building	103	106	103
Leasehold improvements	4,196	8,215	4,341
Furniture, fixtures, and equipment	2,732	3,941	2,586
Construction in progress	459	535	18
	7,490	12,797	7,048
Less accumulated depreciation	3,498	4,813	2,722
Total property and equipment, net	3,992	7,984	4,326
Goodwill	—	44,029	44,029
Other assets, net	842	45	916
Total assets	$31,935	$85,674	$80,795

	November 26, 2016	November 28, 2015	February 27, 2016
LIABILITIES
Current liabilities:
Accounts payable	$9,779	$9,308	$7,601
Employee compensation	633	1,329	1,237
Accrued property and sales tax	597	556	485
Other liabilities and accrued expenses	2,338	4,214	3,958
Total current liabilities	13,347	15,407	13,281
Deferred credits from landlords	1,975	2,145	1,824
Other long-term liabilities	22	94	80
Total liabilities	$15,344	$17,646	$15,185
3. Fair Value Measurements
Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table provides a summary of the recognized assets that are measured at fair value on a recurring basis (in thousands):

	November 26, 2016			November 28, 2015			February 27, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$5,374	$—	$—	$5,872	$—	$—	$5,538	$—	$—
Included in Level 1 assets are mutual fund investments under a non-qualified deferred compensation plan. The Company estimates the fair value of these investments on a recurring basis using readily available market prices.
There were no liabilities measured at fair value and there were no transfers into or out of Level 1, Level 2, or Level 3 assets or liabilities for any of the periods presented.
Level 3 Valuation Techniques
Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques and at least one significant model assumption or input is unobservable.
The Company has certain assets that are measured at fair value on a non-recurring basis and adjusted to fair value under certain circumstances that include those described in Note 2, Discontinued Operations and Goodwill Impairment. The categorization used to measure the implied fair value of goodwill is considered a Level 3 measurement due to the subjective nature of the observable inputs used to determine the fair value.
4. Debt Agreement and Subsequent Event
On November 30, 2016, the Company entered into an unsecured $125 million Second Amended and Restated Revolving Credit Facility Credit Agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions, which expires on November 30, 2021. The 2017 Credit Agreement replaces, in its entirety, the $100 million unsecured Amended and Restated Revolving Credit Facility Credit Agreement entered into on November 30, 2012 (the “Prior Credit Agreement”). All commitments under the Prior Credit Agreement were terminated effective November 30, 2016 and transferred to the 2017 Credit Agreement.
The 2017 Credit Agreement provides that, under certain circumstances, the Company may increase the maximum amount of the credit facility in an aggregate principal amount not to exceed $200 million. The 2017 Credit Agreement is used by the Company, among other things, to issue letters of credit, support working capital needs, fund capital expenditures, and for other general corporate purposes.
As of November 26, 2016, $17.0 million was outstanding under the Prior Credit Agreement with a weighted average interest rate of 3.83%, per annum. There were no outstanding borrowings as of November 28, 2015 and February 27, 2016. There were approximately $1.6 million in stand-by letters of credit outstanding as of November 26, 2016 under the Prior Credit Agreement. Accordingly, the total revolving credit availability under the Prior Credit Agreement was $81.4 million as of November 26, 2016.
The Company’s ability to borrow in the future under the 2017 Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The 2017 Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the 2017 Credit Agreement) and minimum consolidated tangible net worth (as defined in the 2017 Credit Agreement). The covenants contained in the 2017 Credit Agreement did not substantively change from the Prior Credit Agreement. The Company was in compliance with all such covenants under the Prior Credit Agreement as of November 26, 2016.
The 2017 Credit Agreement pricing grid is adjusted quarterly and is based on the Company’s leverage ratio. The minimum pricing is LIBOR plus 0.90% or Base Rate (as defined in the 2017 Credit Agreement) and the maximum pricing is LIBOR plus 1.75% or Base Rate plus 0.75%. The Company is also subject to an unused commitment fee based on the Company’s leverage ratio with minimum pricing of 0.10% and maximum pricing of 0.25%. In addition, the Company is subject to a letter of credit fee based on the Company’s leverage ratio with minimum pricing of 0.40% and maximum pricing of 1.25%. The 2017 Credit Agreement’s pricing grid is consistent with the pricing grid used in the Prior Credit Agreement.
5. Earnings Per Share
Basic earnings per share attributable to The Finish Line, Inc. shareholders is calculated by dividing net income attributable to The Finish Line, Inc. associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share attributable to The Finish Line, Inc. shareholders assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method or two-class method (whichever is more dilutive).
Restricted stock units without performance criteria are included as participating securities, since they have the right to share in dividends, if declared, equally with common shares. During periods of net income, participating securities are allocated a proportional share of net income attributable to The Finish Line, Inc. determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. When discontinued operations are reported, income from continuing operations represents the “control number” in determining whether potential shares of common stock are dilutive or anti-dilutive. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of net income.

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net (loss) income from continuing operations	$(10,589)	$(19,458)	$22,856	$20,163
Net (loss) income from continuing operations attributable to The Finish Line, Inc. attributable to participating securities	—	—	391	242
Net (loss) income from continuing operations attributable to The Finish Line, Inc. available to shareholders	$(10,589)	$(19,458)	$22,465	$19,921

Net loss from discontinued operations	$(29,849)	$(2,377)	$(31,593)	$(2,403)
Net loss attributable to redeemable noncontrolling interest of discontinued operations	—	—	—	(96)
Net loss from discontinued operations attributable to The Finish Line, Inc. attributable to participating securities	—	—	(540)	(28)
Net loss from discontinued operations attributable to The Finish Line, Inc. available to shareholders	$(29,849)	$(2,377)	$(31,053)	$(2,279)
Net (loss) income attributable to The Finish Line, Inc. available to shareholders	$(40,438)	$(21,835)	$(8,588)	$17,642
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	40,511	44,542	41,075	44,948
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Continued operations	$(0.26)	$(0.44)	$0.55	$0.44
Discontinued operations	(0.74)	(0.05)	(0.76)	(0.05)
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$(1.00)	(0.49)	(0.21)	$0.39
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	40,511	44,542	41,075	44,948
Dilutive effect of potential common shares(a)	—	—	159	263
Diluted weighted-average number of common shares outstanding	40,511	44,542	41,234	45,211
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Continued operations	$(0.26)	$(0.44)	$0.54	$0.44
Discontinued operations	(0.74)	(0.05)	(0.75)	(0.05)
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$(1.00)	$(0.49)	$(0.21)	$0.39

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 2.2 million and 2.6 million shares of common stock in the thirteen weeks ended November 26, 2016 and November 28, 2015, respectively, and 3.0 million and 1.5 million shares of common stock in the thirty-nine weeks ended November 26, 2016 and November 28, 2015, respectively, because the impact of such options would have been anti-dilutive.

6. Common Stock
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock with subsequent amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31, 2019 (the “Share Repurchase Program”).
The Company purchased 2.3 million shares of its common stock at an average price of $21.48 per share for an aggregate amount of $48.3 million during the thirty-nine weeks ended November 26, 2016. As of November 26, 2016, there were 5,041,936 shares remaining available to repurchase under the Share Repurchase Program.
As of November 26, 2016, the Company held 19,255,555 shares of its common stock as treasury shares at an average price of $20.51 per share for an aggregate carrying amount of $395.0 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan (“ESPP”), in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Stock Incentive Plan of The Finish Line, Inc. (the “2002 Incentive Plan”) and The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014, and further amended as of June 27 and July 14, 2016 (the “Amended and Restated 2009 Incentive Plan”). Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On October 13, 2016, the Company announced a quarterly cash dividend of $0.10 per share of the Company’s common stock. The Company declared dividends of $12.5 million during the thirty-nine weeks ended November 26, 2016, of which $4.1 million was included in other liabilities and accrued expenses as of November 26, 2016. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
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
8. Share-Based Compensation
General
Total share-based compensation expense for the thirty-nine weeks ended November 26, 2016 and November 28, 2015 was $8.3 million ($8.0 million from continuing operations and $0.3 million from discontinued operations) and $6.5 million ($6.2 million from continuing operations and $0.3 million from discontinued operations), respectively.
Stock Option Activity
Stock options have been granted to non-employee directors, officers, and other key employees. Generally, options outstanding under the 2002 Incentive Plan and Amended and Restated 2009 Incentive Plan are exercisable at a price equal to the fair market value on the date of grant, vest over four years, and expire ten years after the date of grant. During the thirty-nine weeks ended November 26, 2016 and November 28, 2015, the Company granted approximately 1,394,000 and 754,000 options, respectively. The estimated weighted-average fair value of the individual options granted during the thirty-nine weeks ended November 26, 2016 and November 28, 2015, was $4.82 and $6.52, respectively, on the date of the grant.

The fair values for all options granted were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015
Dividend yield	2.2%	1.5%
Volatility	32.9%	33.4%
Risk-free interest rate	1.3%	1.4%
Expected life	5.0 years	5.0 years
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
As of November 26, 2016, there was $7.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That expense is expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock Activity
The Company has granted shares of the Company’s common stock to non-employee directors, officers, and other key employees that are subject to restrictions. The shares of restricted stock granted to employees under the Amended and Restated 2009 Incentive Plan generally cliff-vest after a three-year period or vest upon the achievement of specified levels of net income or earnings per share growth over a three-year period. For performance-based awards, should the net income or earnings per share growth criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. During the thirty-nine weeks ended November 26, 2016 and November 28, 2015, the Company granted approximately 464,000 and 206,000 restricted shares, respectively.
As of November 26, 2016, there was $8.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested restricted stock. That expense is expected to be recognized over a weighted average period of 1.5 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q may contain certain statements that the Company believes are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
These forward-looking statements generally can be identified by the use of statements that include, but are not limited to, words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “future,” “forecast,” “outlook,” “foresee,” “predict,” “potential,” “plan,” “project,” “goal,” “will,” “will be,” “continue,” “lead to,” “expand,” “grow,” “confidence,” “could,” “should,” “may,” “might,” or any variations of such words or other words or phrases with similar meanings. Similarly, statements that describe the Company’s objectives, plans, or goals also are forward-looking statements. All of these forward-looking statements are subject to risks, management assumptions, and uncertainties that could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); the availability and timely receipt of products; the ability to timely fulfill and ship products to customers; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending as well as increases in utility, freight, and product costs; product demand and market acceptance risks; deterioration of macro-economic and business conditions; the inability to locate and obtain or retain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing; loss of key employees; execution of strategic growth initiatives (including actual and potential mergers and acquisitions and other components of the Company’s capital allocation strategy); cybersecurity risks, including breach of customer data; a major failure of technology and information systems; risks associated with any strategic alternatives carried out with respect to JackRabbit, including any sale or similar transaction; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
General
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, contained in the Company’s Annual Report on Form 10-K for the year ended February 27, 2016. Unless otherwise noted, all amounts reflect the results of the Company’s continuing operations and therefore, JackRabbit store information and results have been excluded from the following information.
The Company is a premium retailer of athletic shoes, apparel, and accessories for men, women, and kids, throughout the United States and Puerto Rico, through multiple operating segments.
Brick and mortar comparable store sales are the change in net sales year over year for the reporting periods presented from Finish Line stores open longer than one year, beginning in the thirteenth month of a store’s operation. Expanded stores are excluded from the brick and mortar comparable store sales calculation until the thirteenth month following the re-opening of the store and temporarily closed stores are excluded during the months that the store is closed. Brick and mortar comparable store sales do not include sales from shops within department stores.
Digital comparable sales are the change in sales year over year for the reporting periods presented derived from finishline.com and m.finishline.com.
Finish Line comparable store sales is the aggregation of brick and mortar comparable store sales and digital comparable sales for the reporting periods presented.
Shops within department stores comparable store sales are the change in sales year over year for the reporting periods presented from branded shops within department stores open longer than one year, including e-commerce sales, beginning in the thirteenth month of a shop’s operation. Expanded shops are excluded from the shops within department stores comparable store sales calculation until the thirteenth month following the re-opening of the shop and temporarily closed shops are excluded during the months that the shop is closed. Additionally, non-branded shops are excluded from the shops within department stores comparable store sales calculation.

The following tables set forth store/shop and square feet information of the Company for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Number of stores/shops	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Finish Line:
Beginning of period	585	620	591	637
Opened	1	3	6	8
Closed	(6)	(6)	(17)	(28)
End of period	580	617	580	617
Branded shops within department stores:
Beginning of period	391	394	392	395
Opened	1	1	1	1
Closed	—	(1)	(1)	(2)
End of period	392	394	392	394
Total:
Beginning of period	976	1,014	983	1,032
Opened	2	4	7	9
Closed	(6)	(7)	(18)	(30)
End of period	972	1,011	972	1,011

Square feet information	November 26, 2016	November 28, 2015
Finish Line:
Square feet	3,224,813	3,390,971
Average store size	5,560	5,496
Branded shops within department stores:
Square feet	539,923	478,134
Average shop size	1,377	1,214
Total:
Square feet	3,764,736	3,869,105

Results of Operations
The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	November 26, 2016		November 28, 2015
Footwear	$344,078	93%	$315,518	87%
Softgoods	27,663	7%	45,507	13%
Total net sales	$371,741	100%	$361,025	100%

	Thirty-Nine Weeks Ended
Category	November 26, 2016		November 28, 2015
Footwear	$1,197,248	93%	$1,115,333	90%
Softgoods	89,693	7%	123,804	10%
Total net sales	$1,286,941	100%	$1,239,137	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	73.3	77.0	70.0	70.5
Gross profit	26.7	23.0	30.0	29.5
Selling, general, and administrative expenses	31.7	32.1	27.4	27.0
Impairment charges and store closing costs	—	—	—	—
Operating (loss) income	(5.0)	(9.1)	2.6	2.5
Interest expense, net	(0.1)	—	—	—
(Loss) income from continuing operations before income taxes	(5.1)	(9.1)	2.6	2.5
Income tax (benefit) expense	(2.3)	(3.7)	0.8	0.9
Net (loss) income from continuing operations	(2.8)	(5.4)	1.8	1.6
Net loss from discontinued operations, net of tax	(8.1)	(0.6)	(2.5)	(0.2)
Net (loss) income	(10.9)	(6.0)	(0.7)	1.4
Net loss attributable to redeemable noncontrolling interest of discontinued operations	—	—	—	—
Net (loss) income attributable to The Finish Line, Inc.	(10.9)%	(6.0)%	(0.7)%	1.4%

Thirteen and Thirty-Nine Weeks Ended November 26, 2016 Compared to the Thirteen and Thirty-Nine Weeks Ended November 28, 2015
Net Sales

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)		(dollars in thousands)
Brick and mortar stores sales	$240,759	$248,728	$862,098	$878,138
Digital sales	55,865	55,921	199,283	184,321
Shops within department stores sales	75,117	56,376	225,560	176,678
Total net sales	$371,741	$361,025	$1,286,941	$1,239,137

Brick and mortar comparable store sales increase (decrease)	0.9%	(7.0)%	1.4%	(2.1)%
Digital comparable sales (decrease) increase	(0.1)%	—%	8.1%	15.2%
Finish Line comparable store sales increase (decrease)	0.7%	(5.8)%	2.6%	0.6%
Shops within department stores comparable store sales increase	36.8%	N/A	31.3%	N/A
Net sales increased 3.0% for the thirteen weeks ended November 26, 2016 compared to the thirteen weeks ended November 28, 2015, which was primarily due to the following:

•	An increase in shops within department stores net sales of 33.2%, primarily due to an increase in comparable sales, partially offset by a decrease in non-branded shop net sales; and

•
A decrease in Finish Line net sales (composed of brick and mortar net sales and digital net sales) of 2.6% primarily due to a decrease in net Finish Line store count for the thirteen weeks ended November 26, 2016 as compared to the thirteen weeks ended November 28, 2015, partially offset by an increase of 0.7% in Finish Line comparable store sales, which was due to an increase in brick and mortar and digital average dollar per transaction, partially offset by a decrease in brick and mortar and digital conversion and traffic.

Footwear net sales increased 9.1% for the thirteen weeks ended November 26, 2016 compared to the thirteen weeks ended November 28, 2015, which was primarily driven by a women’s footwear net sales increase in the mid-teens, a kid’s footwear net sales increase in the high-single digits, and a men’s footwear net sales increase in the mid-single digits. Softgood net sales decreased 39.2% for the thirteen weeks ended November 26, 2016 compared to the thirteen weeks ended November 28, 2015, which was primarily driven by softness in apparel net sales for cold weather gear and exiting the entry price point NCAA fleece program, as well as a decrease in accessory net sales as the Company was adjusting its assortments to better reflect the Company’s customer preferences. The Company expects softgood net sales to continue to be under pressure for the thirteen weeks ended February 25, 2017; however, colder temperatures relative to the thirteen weeks ended November 26, 2016 could potentially mitigate a portion of that risk.
Net sales increased 3.9% for the thirty-nine weeks ended November 26, 2016 compared to the thirty-nine weeks ended November 28, 2015, which was primarily due to the following:

•	An increase in shops within department stores net sales of 27.7%, primarily due to an increase in comparable sales, partially offset by a decrease in non-branded shop net sales; and

•
A decrease in Finish Line net sales (composed of brick and mortar net sales and digital net sales) of 0.1% primarily due to a decrease in net Finish Line store count for the thirty-nine weeks ended November 26, 2016 as compared to the thirty-nine weeks ended November 28, 2015, partially offset by an increase of 2.6% in Finish Line comparable store sales, which was due to an increase in brick and mortar and digital average dollar per transaction and brick and mortar traffic, partially offset by a decrease in brick and mortar and digital conversion and digital traffic.

Footwear net sales increased 7.3% for the thirty-nine weeks ended November 26, 2016 compared to the thirty-nine weeks ended November 28, 2015, which was primarily driven by a women’s footwear net sales increase in the low-teens, a kid’s footwear net sales increase in the high-single digits, and a men’s footwear net sales increase in the low-single digits. Softgood net sales decreased 27.6% for the thirty-nine weeks ended November 26, 2016 compared to the thirty-nine weeks ended November 28, 2015, which was primarily driven by softness in apparel net sales for cold weather gear and exiting its entry price point NCAA fleece program, as well as a decrease in accessory net sales as as the Company was adjusting its assortments to better reflect the Company’s customer preferences during the thirteen weeks ended November 26, 2016. The Company expects softgood net sales to continue to be under pressure for the thirteen weeks ended February 25, 2017; however, colder temperatures relative to the thirteen weeks ended November 26, 2016 could potentially mitigate a portion of that risk.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)		(dollars in thousands)
Cost of sales (including occupancy costs)	$272,377	$277,986	$900,691	$874,115
Gross profit	$99,364	$83,039	$386,250	$365,022
Gross profit as a percentage of net sales	26.7%	23.0%	30.0%	29.5%
Gross profit, as a percentage of net sales, increased 3.7% for the thirteen weeks ended November 26, 2016 as compared to the thirteen weeks ended November 28, 2015, which was primarily due to a 4.0% increase in product margin, as a percentage of net sales, partially offset by a 0.3% decrease in occupancy costs, as a percentage of net sales. The 4.0% increase in product margin, as a percentage of net sales, was primarily due to the Company’s replacement of its warehouse and order management system which caused a significant disruption in the Company’s supply chain during the thirteen weeks ended November 28, 2015. During the thirteen weeks ended November 28, 2015, the Company’s inability to place new product in stores/shops and distribution center caused an increase in the sales mix of clearance and aged product and a decrease in new product with higher price points and gross margin. The disruption caused by the replacement of the Company's warehouse and order management system wasn't as significant during the thirteen weeks ended February 27, 2016 as it was during the thirteen weeks ended November 28, 2015 and the selling environment has been more promotional this holiday season as compared to last year. As a result, the Company expects product margins, and thereby gross profit, as a percentage of sales to be under pressure during the thirteen weeks ending February 25, 2017 as compared to the thirteen weeks ended February 27, 2016.
Gross profit, as a percentage of net sales, increased 0.5% for the thirty-nine weeks ended November 26, 2016 as compared to the thirty-nine weeks ended November 28, 2015, which was primarily due to a 0.5% increase in product margin, as a percentage of net sales. The 0.5% increase in product margin, as a percentage of net sales, was primarily attributable to the sales mix issue discussed for the thirteen weeks ended November 28, 2015 offset by being more promotional in the thirty-nine weeks ended November 26, 2016 as compared to the thirty-nine weeks ended November 28, 2015.
Selling, General, and Administrative Expenses

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)		(dollars in thousands)
Selling, general, and administrative expenses	$118,133	$115,716	$352,193	$333,242
Selling, general, and administrative expenses as a percentage of net sales	31.7%	32.1%	27.4%	27.0%
Selling, general, and administrative expenses increased $2.4 million for the thirteen weeks ended November 26, 2016 as compared to the thirteen weeks ended November 28, 2015, which was primarily due to the following: (1) an increase in depreciation expense of $1.5 million, which was primarily due to the replacement of the Company’s warehouse and order management system in the third quarter of fiscal 2016 and website platform replacement in fiscal 2017; (2) incremental costs of $2.1 million for severance and related benefits due to a reduction in workforce during the thirteen weeks ended November 26, 2016; and (3) increases in variable costs such as the Macys.com license fees, in conjunction with the 33.2% increase in shops within department stores net sales, offset by approximately $5.0 million in incremental expenses as a result of the replacement of the Company’s warehouse and order management system during the thirteen weeks ended November 28, 2015.
Selling, general, and administrative expenses increased $19.0 million for the thirty-nine weeks ended November 26, 2016 as compared to the thirty-nine weeks ended November 28, 2015, which was primarily due to the following: (1) an increase in depreciation expense of $5.1 million, which was primarily due to the replacement of the Company’s warehouse and order management system in the third quarter of fiscal 2016 and website platform replacement in fiscal 2017; (2) incremental costs of $2.1 million for severance and related benefits due to a reduction in workforce during the thirteen weeks ended November 26, 2016; (3) incremental costs due to credit cards; (4) incremental costs related to the implementation of the Company’s new payroll software; and (5) increases in variable costs such as Macys.com license fees, in conjunction with the 27.7% increase in shops within department store net sales.
Impairment Charges and Store Closing Costs

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)		(dollars in thousands)
Impairment charges and store closing costs	$—	$167	$182	$495
Impairment charges and store closing costs as a percentage of net sales	—%	—%	—%	—%
Number of stores/shops closed	6	7	18	30
During the thirteen and thirty-nine weeks ended November 26, 2016 and November 28, 2015, the impairment charges and store closing costs recorded by the Company primarily represented the non-cash write-off of fixtures and equipment related to store/shop closings.
Interest Expense, Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)		(dollars in thousands)
Interest expense, net	$(152)	$(3)	$(178)	$(4)
Interest expense, net as a percentage of net sales	(0.1)%	—%	—%	—%
Interest income is earned on the Company’s investments and interest expense incurred is related to the Company’s revolving credit facility.
Income Tax (Benefit) Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)		(dollars in thousands)
Income tax (benefit) expense	$(8,332)	$(13,389)	$10,841	$11,118
Income tax (benefit) expense as a percentage of net sales	(2.3)%	(3.7)%	0.8%	0.9%
Effective income tax rate	44.0%	40.8%	32.2%	35.5%
The increase in the effective tax rate for the thirteen weeks and decrease in the effective tax rate for the thirty-nine weeks ended November 26, 2016 is a result of a decrease in non-deductible expenses incurred in the current year compared to the thirteen and thirty-nine weeks ended November 28, 2015.

Net (Loss) Income From Continuing Operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)		(dollars in thousands)
Net (loss) income from continuing operations	$(10,589)	$(19,458)	$22,856	$20,163
Net (loss) income from continuing operations as a percentage of net sales	(2.8)%	(5.4)%	1.8%	1.6%
Diluted earnings per share attributable to The Finish Line, Inc. from continuing operations	$(0.26)	$(0.44)	$0.54	$0.44
Net loss from continuing operations decreased $8.9 million for the thirteen weeks ended November 26, 2016 compared to the thirteen weeks ended November 28, 2015, which was primarily due to the increase in sales and gross profit, as a percentage of net sales, partially offset by an increase in selling, general, and administrative expenses and a decrease in income tax benefits.
Net income from continuing operations increased $2.7 million for the thirty-nine weeks ended November 26, 2016 compared to the thirty-nine weeks ended November 28, 2015, which was primarily due to the increase in sales and gross profit, as a percentage of net sales, partially offset by an increase in selling, general, and administrative expenses.
Net Loss From Discontinued Operations, Net of Tax

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)		(dollars in thousands)
Net loss from discontinued operations, net of tax	$(29,849)	$(2,377)	$(31,593)	$(2,403)
Net loss from discontinued operations as a percentage of net sales	(8.1)%	(0.6)%	(2.5)%	(0.2)%
Diluted earnings per share attributable to The Finish Line, Inc. from discontinued operations	$(0.74)	$(0.05)	$(0.75)	$(0.05)
Net loss from discontinued operations represents the net operating losses for JackRabbit for the thirteen and thirty-nine weeks ended November 26, 2016 and November 28, 2015.
The following table presents key financial results of JackRabbit for the thirteen and thirty-nine weeks ended November 26, 2016 and November 28, 2015 :

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Net sales	$21,343	$21,065	$69,061	$69,497
Cost of sales (including occupancy costs)	16,768	15,588	52,087	47,820
Gross profit	4,575	5,477	16,974	21,677
Selling, general, and administrative expenses	7,819	9,303	23,059	25,838
Impairment charges and store closing costs	44,092	14	44,103	14
Loss from discontinued operations before income tax benefit	(47,336)	(3,840)	(50,188)	(4,175)
Income tax benefit	17,487	1,463	18,595	1,772
Net loss from discontinued operations, net of tax	$(29,849)	$(2,377)	$(31,593)	$(2,403)
During the thirteen weeks ended November 26, 2016, the Company began exploring strategic alternatives for JackRabbit, the Company’s specialty running store chain, including a potential sale within the next year. In accordance with applicable accounting guidance, the Company concluded that JackRabbit met the requirements for presentation as discontinued

operations. The Company does not expect to have any continuing involvement with JackRabbit subsequent to a sale except for customary transitional responsibilities. Accordingly, the operations of JackRabbit have been classified as discontinued operations.
During the thirteen weeks ended November 26, 2016, the Company determined that it was more likely than not that the fair value of JackRabbit was less than its carrying value, and upon completion of an impairment analysis, that goodwill was impaired. The decrease in JackRabbit’s fair value from the Company’s prior year impairment analysis was the result of preliminary indications of interest for JackRabbit that indicated that the fair value was below its carrying value. Fair value of the JackRabbit reporting unit was determined using preliminary bids from interested parties. As a result of the second step of the goodwill impairment test, JackRabbit’s goodwill had no implied fair value and was written down to zero. This resulted in a pretax non-cash goodwill impairment charge of $44.0 million that is reflected in asset impairment charges in discontinued operations for the thirteen and thirty-nine weeks ended November 26, 2016.
Liquidity and Capital Resources
The Company’s primary source of working capital is cash-on-hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	November 26, 2016	November 28, 2015	February 27, 2016
Cash and cash equivalents	$33,297	$55,273	$79,495
Merchandise inventories, net	$401,528	$383,758	$347,966
Interest-bearing debt	$17,000	$—	$—
Working capital	$251,868	$292,101	$300,166
Operating Activities
Net cash provided by operating activities - continuing operations for the thirty-nine weeks ended November 26, 2016 was $57.3 million compared to net cash provided by operating activities of $25.3 million for the thirty-nine weeks ended November 28, 2015. The increase in cash provided by operating activities was primarily the result of a net increase in the cash inflow from working capital balances, an increase in non-cash expenses, and an increase in net income from continuing operations for the thirty-nine weeks ended November 26, 2016 compared to the thirty-nine weeks ended November 28, 2015.
At November 26, 2016, the Company had cash and cash equivalents of $33.3 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At November 26, 2016, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories, net increased 4.6% at November 26, 2016 compared to November 28, 2015, and increased 15.4% from February 27, 2016. The increase in merchandise inventories, net over the prior year quarter supports the expected increase in net sales year over year. The increase in merchandise inventories, net from February 27, 2016 is due to seasonality as the Company required more merchandise inventories, net at November 26, 2016 compared to February 27, 2016 due to expected elevated net sales for the thirteen weeks ended February 25, 2017 as compared to the thirteen weeks ending May 28, 2016. Accounts payable increased 19.1% at November 26, 2016 compared to February 27, 2016, which was primarily related to the increase in merchandise inventories, net and timing of payments to vendors.
Investing Activities
Net cash used in investing activities - continuing operations for the thirty-nine weeks ended November 26, 2016 was $58.2 million compared to $48.4 million for the thirty-nine weeks ended November 28, 2015. The increase in cash used in investing activities was primarily the result of a $10.2 million increase in capital expenditures in the current year, partially offset by a $0.4 million increase in proceeds from disposals of property and equipment.
The Company intends to invest approximately $60 to $65 million in capital expenditures during fiscal 2017. Of this amount, approximately $40 million is expected to be spent for the construction of approximately 7 new brick and mortar stores and the remodeling or repositioning of 70-80 existing brick and mortar stores. In addition, approximately $5 million is expected to be spent to reposition and expand approximately 50 shops within department stores. Lastly, approximately $15 million is expected to be spent to replace the Company’s digital platform, mobile first strategy, and information security programs. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.

Financing Activities
Net cash used in financing activities - continuing operations for the thirty-nine weeks ended November 26, 2016 was $44.5 million compared to $55.8 million for the thirty-nine weeks ended November 28, 2015. The $11.3 million decrease in cash used in financing activities was primarily due to an increase in net borrowings on the Company’s revolving credit facility of $17.0 million, partially offset by a $2.7 million increase in stock repurchases and a $2.7 million decrease in proceeds from the issuance of common stock.
Revolving Credit Facility
On November 30, 2016, the Company entered into an unsecured $125 million Second Amended and Restated Revolving Credit Facility Credit Agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions, which expires on November 30, 2021. The 2017 Credit Agreement replaces, in its entirety, the $100 million unsecured Amended and Restated Revolving Credit Facility Credit Agreement entered into on November 30, 2012 (the “Prior Credit Agreement”). All commitments under the Prior Credit Agreement were terminated effective November 30, 2016 and transferred to the 2017 Credit Agreement.
The 2017 Credit Agreement provides that, under certain circumstances, the Company may increase the maximum amount of the credit facility in an aggregate principal amount not to exceed $200 million. The 2017 Credit Agreement is used by the Company, among other things, to issue letters of credit, support working capital needs, fund capital expenditures, and for other general corporate purposes.
As of November 26, 2016, $17.0 million was outstanding under the Prior Credit Agreement with a weighted average interest rate of 3.83% per annum. There were no outstanding borrowings as of November 28, 2015 and February 27, 2016. There were approximately $1.6 million in stand-by letters of credit outstanding as of November 26, 2016 under the Prior Credit Agreement. Accordingly, the total revolving credit availability under the Prior Credit Agreement was $81.4 million as of November 26, 2016.
The Company’s ability to borrow in the future under the 2017 Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The 2017 Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the 2017 Credit Agreement) and minimum consolidated tangible net worth (as defined in the 2017 Credit Agreement). The covenants contained in the 2017 Credit Agreement did not substantively change from the Prior Credit Agreement. The Company was in compliance with all such covenants under the Prior Credit Agreement as of November 26, 2016 and expects to be in compliance with all such covenants over the next twelve months.
The 2017 Credit Agreement pricing grid is adjusted quarterly and is based on the Company’s leverage ratio. The minimum pricing is LIBOR plus 0.90% or Base Rate (as defined in the 2017 Credit Agreement) and the maximum pricing is LIBOR plus 1.75% or Base Rate plus 0.75%. The Company is also subject to an unused commitment fee based on the Company’s leverage ratio with minimum pricing of 0.10% and maximum pricing of 0.25%. In addition, the Company is subject to a letter of credit fee based on the Company’s leverage ratio with minimum pricing of 0.40% and maximum pricing of 1.25%. The 2017 Credit Agreement’s pricing grid is consistent with the pricing grid used in the Prior Credit Agreement.
Share Repurchase Program
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock with subsequent amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31, 2019 (the “Share Repurchase Program”).
The Company purchased 2.3 million shares of its common stock at an average price of $21.48 per share for an aggregate amount of $48.3 million during the thirty-nine weeks ended November 26, 2016. As of November 26, 2016, there were 5,041,936 shares remaining available to repurchase under the Share Repurchase Program.
As of November 26, 2016, the Company held 19,255,555 shares of its common stock as treasury shares at an average price of $20.51 per share for an aggregate carrying amount of $395.0 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited as defined in the 2002 Stock Incentive Plan of The Finish Line, Inc. and The Finish Line, Inc. Amended and Restated 2009 Incentive Plan. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

Dividends
On October 13, 2016, the Company announced a quarterly cash dividend of $0.10 per share of the Company’s common stock. The Company declared dividends of $12.5 million during the thirty-nine weeks ended November 26, 2016, of which $4.1 million was included in other liabilities and accrued expenses as of November 26, 2016. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
Contractual Obligations
The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventories, net. For the thirty-nine weeks ended November 26, 2016, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended February 27, 2016, other than those which occur in the ordinary course of business (primarily changes in the Company’s merchandise inventories, net related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases).
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates the Company’s accounting policies, estimates, and judgments, including those related to merchandise inventories, net, long-lived assets, and contingencies. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks
For a discussion of the Company’s market risk associated with interest rates as of February 27, 2016, see “Quantitative and Qualitative Disclosures about Market Risks” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016. For the thirty-nine weeks ended November 26, 2016, there has been no significant change in related market risk factors.

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
Risk factors that affect the Company’s business and financial results are discussed in “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2016. There has been no significant change to the identified risk factors for the thirty-nine weeks ended November 26, 2016, except those that follow:
The Company's results of operations may be adversely affected by risks associated with JackRabbit.
In November, 2016, the Company announced it was exploring strategic alternatives for JackRabbit, the Company's specialty running store chain, including a potential sale. While the Company does not expect that any of the strategic alternative paths will impact the Company's liquidity, cash flows, or compliance with its debt covenants, there may be additional exit and disposal costs relating to the alternative paths being considered. There can be no assurance that the Company will be able to consummate any particular strategic transaction with respect to JackRabbit, including a sale transaction, and any such transaction or the results of JackRabbit's discontinued operations may adversely affect the results of operations of the Company.

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
Details on the shares repurchased under the Share Repurchase Program during the thirteen weeks ended November 26, 2016 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
August 28, 2016 – October 1, 2016	200,000	$23.17	200,000	5,091,936
October 2, 2016 – October 29, 2016	50,000	22.59	50,000	5,041,936
October 30, 2016 – November 26, 2016	—	—	—	5,041,936
	250,000	$23.05	250,000
_______________________
(1)The average price paid per share includes any brokerage commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended November 26, 2016, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Operations-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	January 4, 2017	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended November 26, 2016, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Operations-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.