Form 10-K
period 2017-02-25
FINISH LINE INC /IN/
filed 2017-04-25
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 25, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting Class A Common Stock held by non-affiliates of the registrant, which was based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $968,186,380. The registrant does not have any outstanding non-voting common equity.
The number of shares of the registrant’s Class A Common Stock outstanding as of April 2, 2017 was 40,353,324.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement (to be filed within 120 days after February 25, 2017) for the Annual Meeting of Shareholders to be held on July 13, 2017 (hereinafter referred to as the “2017 Proxy Statement”) have been incorporated by reference into Part III of this report.

PART I
Item 1. Business
General
Throughout this Annual Report on Form 10-K, the 52 weeks ended February 25, 2017, the 52 weeks ended February 27, 2016, and the 52 weeks ended February 28, 2015 are referred to as fiscal 2017, fiscal 2016, and fiscal 2015, respectively.
The Finish Line, Inc., together with its subsidiaries (collectively, the “Company”), is one of the largest specialty retailers in the United States. The Company’s goal is to offer the most relevant products from the best brands in an engaging and exciting shopping environment with knowledgeable staff trained to deliver outstanding customer service. On February 24, 2017, the Company completed the sale of its JackRabbit division to a third party and as a result, has classified JackRabbit’s balance sheet and operating results within discontinued operations.
Throughout this Annual Report on Form 10-K, the term “brick and mortar stores” is used to describe Finish Line stores and the term “digital” is used to describe Finish Line’s e-commerce site, www.finishline.com, and mobile commerce site, m.finishline.com. The brick and mortar stores and digital are collectively referred to as “Finish Line” throughout this Annual Report on Form 10-K.
Finish Line Brand. Finish Line is a premium retailer of athletic shoes, apparel, and accessories. As of April 2, 2017, the Company operated 573 Finish Line stores, which averaged 5,564 square feet, in 44 U.S. states and Puerto Rico. In addition, Finish Line operates an e-commerce site, www.finishline.com, as well as mobile commerce via m.finishline.com. Finish Line carries a large selection of men’s, women’s, and kids’ athletic shoes (“footwear”), as well as an assortment of apparel and accessories (“softgoods”). Brand names offered by Finish Line include Nike, Brand Jordan, adidas, Under Armour, Puma, and many others. Footwear accounted for 93% of Finish Line’s net sales during fiscal 2017.
Under the Finish Line brand, the Company is the exclusive retailer of athletic shoes, both in-store and online, for Macy’s Retail Holdings, Inc., Macy’s Puerto Rico, Inc., and Macys.com, Inc. (collectively, “Macy’s”). The Company is responsible for the athletic footwear assortment, inventory, fulfillment, and pricing at all of Macy’s locations and online at www.macys.com. The Company operates branded and unbranded shops in-store at Macy’s. Branded shops include Finish Line signage within those shops and are staffed by Finish Line employees, while unbranded shops do not include Finish Line signage and are generally serviced by Macy’s employees. There are no differences in the merchandise that is sold, the classification of revenue recorded at retail, or the Company’s operation of the athletic footwear inventory and business between branded and unbranded shops and www.macys.com. As of April 2, 2017, the Company operated Finish Line-branded shops in 374 Macy’s department stores, which averaged 1,407 square feet, in 38 U.S. states, the District of Columbia, and Puerto Rico. Throughout this Annual Report on Form 10-K, the term “shops within department stores” is used to describe the Company’s business operations at Macy’s in-store branded and unbranded shops, as well as online at www.macys.com. Shops within department stores carry men’s, women’s, and kids’ athletic shoes, as well as a small assortment of accessories. Brand names offered by shops within department stores include Nike, Skechers, Converse, Puma, New Balance, adidas, and many others.
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

Product Diversity; Target Customer Appeal. The Company stocks its stores/shops with a combination of the leading and newest brand name merchandise, including in-line offerings and unique products offered exclusively by the Company. The focus is on the Company’s stores/shops maintaining their status as a leader in premium athletic shoes, apparel, and accessories for men, women, and kids. Product diversity, in combination with the Company’s store/shop formats and commitment to customer service, is intended to attract a core customer (typically age 18-29 for Finish Line and age 30-50 for shops within department stores with a greater focus on females) as well as other key demographics. The Company is focused on offering premium product, which includes the best brands, on-trend styles, and most relevant selection.
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

Category	2017		2016		2015
	(in thousands)
Footwear	$1,715,348	93%	$1,619,002	90%	$1,550,691	89%
Softgoods	129,045	7%	179,980	10%	200,016	11%
Total net sales	$1,844,393	100%	$1,798,982	100%	$1,750,707	100%
All merchandising decisions for Finish Line and shops within department stores, including merchandise mix, pricing, promotions, and markdowns, are made at the Company’s Customer Central corporate headquarters (“Customer Central”). The merchandising management at Customer Central, along with store/shop sales managers and district sales managers, review the merchandise mix to adapt to trends in the marketplace.
Technology
The Company continues to update its digital sites to enhance their quality and functionality. The Company has committed capital and other resources specifically for its growing digital channel, which includes design and content upgrades, mobile and tablet applications, expanded presence on social media, and platform enhancements. Finishline.com and related mobile sites are collectively the Company’s most visited store/shop with approximately 540,000 visitors per day.
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
In fiscal 2015, Finish Line launched a new mobile app and made enhancements to its mobile web experience - all of which continue to be critical to winning with the customer. In fiscal 2016, the Company replaced its existing warehouse and order management system, which has allowed the Company to deliver its products more quickly to its stores/shops and customers, further enhancing the customer experience in store and online. Additionally, during fiscal 2016, the Company made enhancements to its customer data and analytics systems, which will help improve customer engagement by allowing the Company to develop customized communications based on individual preferences. In fiscal 2017, the Company upgraded its digital platform, which increased the website’s stability and functionality, invested in enhancements to increase the Company’s mobile first strategy, and enhanced the Company’s information security.
The Company is focused on creating an omnichannel customer experience which delivers a consistent, seamless brand experience for customers at all touch points – stores, shops within department stores, web, mobile, social media, phone, email, and direct mail.

Marketing
Finish Line attempts to reach its target audience by using a multifaceted approach to marketing on national, regional, and local levels. Finish Line utilizes its store windows, e-mail, social media, search engine optimization, key word searches, and affiliate programs in its marketing efforts. Shops within department stores collaborate with Macy’s on specific marketing approaches, which are generally similar to the marketing approaches utilized by Finish Line.
The Company benefits from advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees, and other programs. The Company’s total net advertising expense was 2.1% and 2.0% of net sales after deducting cooperative reimbursements in fiscal 2017 and 2016, respectively. These percentages fluctuate substantially throughout the year during the different consumer buying seasons. The Company believes that it benefits from the multi-million dollar advertising campaigns of its key suppliers, such as Nike, adidas, and Under Armour.
Finish Line has a customer loyalty program called “Winners Circle.” Customers earn a $20 reward certificate for every $200 they spend at Finish Line within a 12 month period, in addition to receiving special member offers on footwear and softgoods. Finish Line maintains a Winners Circle database with information that it uses to communicate with members regarding key initiatives, product offerings, and promotions. At year-end, the Winners Circle program had 10.5 million active members. Finish Line continues to improve the marketing effectiveness of the Winners Circle program to strengthen Finish Line’s relationship with its most loyal customers in order to drive sales.
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
The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 60 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 71% and 73% of total Company purchases in fiscal 2017 and 2016, respectively. The Company purchased approximately 93% and 89% of its total merchandise in both fiscal 2017 and 2016, respectively, from its five largest suppliers. The Company and its suppliers use EDI technology to streamline purchasing and distribution operations.
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
Seasonal Business
The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the back-to-school (mid July through early September) and holiday (Thanksgiving through Christmas) seasons. During fiscal 2017 and 2016, these seasons collectively accounted for approximately 32% and 31%, respectively, of the Company’s annual sales.
Employees
As of February 25, 2017, the Company employed a total of approximately 12,700 persons, 3,700 of whom were full-time and 9,000 of whom were part-time. Of this total, approximately 1,100 were employed at Customer Central, the Company’s distribution center, and the Company’s digital team office in Boulder, Colorado, and approximately 60 were employed as regional vice presidents and district sales managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union, and employee relations are good.
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
Additionally, many of the effects and consequences of U.S. and global financial and economic conditions could potentially have a material adverse effect on the Company’s liquidity and capital resources, including the ability to raise additional capital, if needed, or the ability of banks to honor draws on the Company’s credit facility, or could otherwise negatively affect the Company’s business and financial results. Although the Company normally generates funds from operations to pay operating expenses and fund capital expenditures and has a revolving credit agreement in place until November 30, 2021 (which had no borrowings under it other than amounts used for stand-by letters of credit as of February 25, 2017), the ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including capital and credit markets. Continuing market volatility, the impact of government intervention in financial markets, and general economic conditions may adversely affect the ability of the Company to access capital and credit markets.
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
The Company’s business is subject to seasonal influences, with a major portion of sales and income historically realized during the second and fourth quarters of the fiscal year, which include the back-to-school and holiday seasons, respectively. This seasonality causes operating results to vary considerably from quarter to quarter and could materially and adversely affect the Company’s results and stock price. In addition, comparable sales are subject to significant fluctuation, on a monthly, quarterly, and annual basis, and we anticipate this fluctuation to continue in the future.
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
The Company’s business is dependent, to a significant degree, upon the ability to purchase premium brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising, markdown allowances, and the ability to return merchandise to suppliers. The Company purchased approximately 93% of its merchandise in fiscal 2017 from its top five suppliers and expects to continue to obtain a significant percentage of its product from these suppliers in future periods. Approximately 71% of merchandise was purchased from one vendor (Nike). The inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by suppliers or disruptions in the global transportation network such as a port strike, weather conditions, work stoppages, or other labor unrest could have a material adverse effect on the business, financial condition, and results of operations of the Company. Because of the strong dependence on Nike, any adverse development in Nike’s distribution strategy, financial condition, or results of operations or the inability of Nike to develop and manufacture products that appeal to the Company’s target customers could also have an adverse effect on the business, financial condition, and results of operations of the Company.

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
The Company reviews its property and equipment, including software, when events, which include making decisions that strategically change the intended use of such assets, indicate that their carrying value may be impaired. If an impairment trigger is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate.
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
The Company’s Board of Directors determines if it is in the best interest of the Company to pay a dividend to its shareholders and the amount of any dividend, and declares all dividend payments. There is no assurance that the Board of Directors will continue to declare dividends in the future or that the Company’s results of operations and financial condition will allow for a dividend to be declared. The Company’s current share repurchase program, as amended, authorizes the purchase of 5 million shares of the Company’s common stock (of which 4.8 million shares were available as of February 25, 2017) through December 31, 2019. However, the Company is not obligated to make any purchases under the share repurchase program and the program may be discontinued at any time.
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
The Company sells merchandise digitally over the Internet through www.finishline.com and www.macys.com, as well as through mobile commerce at m.finishline.com. The digital operations are subject to numerous risks, including but not limited to, unanticipated operating problems, reliance on third party computer hardware, software, and service providers, system failures, and the need to invest in additional computer and other systems. The digital operations also involve other risks that could have an impact on the Company’s results of operations, including hiring, retention, and training of personnel to conduct the digital operations, diversion of sales from the stores/shops, rapid technological changes, liability for online content, credit and debit card fraud, and risks related to the failure of the computer systems that operate the various websites and related support systems, such as computer viruses, cyber extortion, which could lead to denial of service to customers, telecommunication failures, break-ins, security breaches, and similar disruptions. There can be no assurance that the digital operations will continue to operate effectively, achieve sales and profitability growth, or remain at their current or any anticipated levels.
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
The Company’s shops within department stores use selling space within Macy’s. These shops within department stores are dependent on the Macy’s point of sale and other technological platforms, including those related to www.macys.com. In addition, the Macy’s management team, corporate strategy, labor relations (including unionized Macy’s labor in two large geographic metropolitan regions in the United States, and marketing and advertising campaigns have an effect on the success of the Company’s shops within department stores. The Company has limited influence over these factors, so a strategic shift in any of these factors or a significant disruption in Macy’s business, including Macy’s store closures, could result in deterioration in the operations of the Company’s shops within department stores.
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
Natural disasters, including earthquakes, hurricanes, floods, and tornadoes, may affect the operations of our stores/shops, information systems, and distribution center. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect our ability to purchase merchandise from suppliers for sale to our customers. Public health issues, such as the flu, viruses for which there is currently no known cure, or other pandemics, whether occurring in the United States or abroad, could disrupt our operations and result in a significant part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. Additionally, public health issues may disrupt, or have an adverse effect on, our suppliers’ operations, our operations, our customers, or customer demand. Our ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of our disaster preparedness and response planning as well as business continuity planning. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. Any significant declines in public safety or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of our products.
Potential health care reform efforts under the new administration could significantly affect our business.
In 2010, Congress enacted and the President signed the Patient Protection and Affordable Care Act (the “ACA”), which created comprehensive reform to the health care system in the United States. The ACA contains provisions which, among other things, includes guaranteed coverage requirements, establishes health insurance exchanges to facilitate the purchase of qualified health plans, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, imposes new and significant taxes on health insurers and health care benefits, and increases the reporting required to comply with the legislation. The ACA remains subject to continuing legislative scrutiny, including efforts by Congress and the new administration to amend or repeal a number of its provisions, as well as administrative actions delaying the effectiveness of key provisions. If the ACA is repealed or substantially modified, or if implementation of certain aspects of the ACA are delayed, such repeal, modification, or delay may impact our business, financial condition, and results of operations. We are unable to predict the impact of any repeal, modification, or delay of the ACA on us at this time.
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
Store Locations
As of April 2, 2017, the Company operated 947 stores/shops in 46 U.S. states, the District of Columbia, and Puerto Rico. The brick and mortar stores and shops within department stores are primarily located in enclosed shopping malls. The following table sets forth information concerning the Company’s stores/shops as of April 2, 2017:

State	Finish Line	Branded shops within department stores	State	Finish Line	Branded shops within department stores
Alabama	8	2	Nebraska	3
Arizona	12	9	Nevada	5	5
Arkansas	6		New Hampshire	4	2
California	41	87	New Jersey	14	18
Colorado	12	4	New Mexico	3	1
Connecticut	8	8	New York	23	27
Delaware	1	1	North Carolina	14	3
Florida	42	28	North Dakota	2
Georgia	18	11	Ohio	36	12
Hawaii		4	Oklahoma	5	1
Idaho		1	Oregon	1	6
Illinois	33	13	Pennsylvania	27	13
Indiana	23	6	Rhode Island	1	2
Iowa	7		South Carolina	9
Kansas	4	2	South Dakota	1
Kentucky	8	2	Tennessee	14	5
Louisiana	6	3	Texas	58	24
Maine	1	1	Virginia	24	9
Maryland	17	11	Washington	8	18
Massachusetts	13	10	West Virginia	6
Michigan	19	8	Wisconsin	8	2
Minnesota	9	6	Wyoming	1
Mississippi	6		District of Columbia		1
Missouri	9	6	Puerto Rico	3	2

				573	374
Finish Line leases all of its stores. Initial lease terms for the Company’s stores are generally 10 years in duration without renewal options, although some of the stores are subject to leases for three to five years with one or more renewal options. The leases generally provide for a fixed minimum rental fee plus contingent rent, which is determined as a percentage of gross sales in excess of specified levels. Shops within department stores are operated under a license agreement based on a percentage of sales, which includes a guaranteed minimum license fee in fiscal years 2017 through 2023.

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
Item 4. Mine Safety Disclosures
Not applicable.

Item 4.5. Executive Officers of the Registrant
Executive officers of the Company are appointed by and serve at the discretion of the Company’s Board of Directors. The following table sets forth certain information regarding the Company’s executive officers as of April 25, 2017.
No executive officer of the Company has a “family relationship” with any director or other executive officer of the Company, as that term is defined for purposes of this disclosure requirement.

Name	Age	Position	Officer Since
Samuel M. Sato(1)	53	Chief Executive Officer and Director	2007
Melissa Greenwell(2)	50	Executive Vice President, Chief Operating Officer	2013
Edward W. Wilhelm(3)	58	Executive Vice President, Chief Financial Officer	2009
AJ Sutera(4)	51	Executive Vice President, Chief Information and Technology Officer	2016
Imran Jooma(5)	45	Divisional President, Executive Vice President, Omnichannel Strategy	2015
John Hall(6)	52	Divisional President, Executive Vice President, Chief Merchandising Officer	2016
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

(3)	Mr. Wilhelm has served as Executive Vice President, Chief Financial Officer of the Company since joining the Company in March 2009.

(4)
Mr. Sutera joined the Company as Executive Vice President, Chief Information and Technology Officer on March 16, 2016. Prior to joining the Company, Mr. Sutera held several senior leadership roles with Hudson’s Bay Company in support of a seamless omnichannel customer experience and key leadership positions at JetBlue Airways, Liberty Travel/GOGO Worldwide Vacations, and GlobalWorks Group LLC.

(5)
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

(6)
Mr. Hall has served as Divisional President, Executive Vice President, Chief Merchandising Officer since April 21, 2016. Prior to joining the Company, Mr. Hall was Vice President, Corporate Merchandiser of Rack Menswear at Nordstrom. During his almost 30 years at Nordstrom, he also served as Shoe Buyer, Vice President/National Merchandise Manager (men’s shoes), Vice President/Footwear Brand Manager (Nordstrom Product Group supporting men’s, women’s, and kids’ shoes), and Vice President/Corporate Merchandise Manager (kids’ shoes).

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the Nasdaq Global Select Market under the ticker symbol FINL.
The following table sets forth, for the periods indicated, the intra-day high and low sales prices of the Company’s common stock as reported by the Nasdaq Stock Market.

	Fiscal 2017		Fiscal 2016
Quarter Ended	High	Low	High	Low
May	$22.18	$16.81	$26.83	$23.06
August	24.41	16.64	29.05	24.39
November	24.52	19.07	26.69	15.37
February	24.50	16.36	19.11	15.51
As of April 2, 2017, there were approximately 1,498 record holders of the Company’s common stock. The number of common stock record holders excludes the beneficial owners of shares held in “street” name or held through participants in depositories.
On January 11, 2017, the Company increased its quarterly cash dividend to $0.11 per share from $0.10 per share of the Company’s common stock. The Company declared dividends of $17.0 million, $16.5 million, and $15.7 million during fiscal 2017, 2016, and 2015, respectively. As of February 25, 2017 and February 27, 2016, dividends declared but not paid of $4.5 million and $4.3 million, respectively, were accrued in other liabilities and accrued expenses on the Company’s consolidated balance sheets. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock with amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31, 2019 (the “Share Repurchase Program”). The Company repurchased 2.5 million shares of its common stock at an average price of $21.11 per share for an aggregate amount of $52.8 million in fiscal 2017. As of February 25, 2017, there were 4,791,936 shares remaining available to repurchase under the Share Repurchase Program.
As of February 25, 2017, the Company held 19,421,270 shares of its common stock as treasury shares at an average price of $20.52 per share for an aggregate carrying amount of $398.6 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock available for issuance upon the exercise of options and for awards of restricted stock and other awards is limited under The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014 and further amended as of June 27 and July 14, 2016 (the “Amended and Restated 2009 Incentive Plan”). Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Details on the shares repurchased under the Share Repurchase Program during the thirteen weeks ended February 25, 2017 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
November 27, 2016 – December 31, 2016	—	$—	—	5,041,936
January 1, 2017 – January 28, 2017	250,000	17.82	250,000	4,791,936
January 29, 2017 – February 25, 2017	—	—	—	4,791,936
	250,000	$17.81	250,000
____________________

(1)	The average price paid per share includes any brokerage commissions.

Item 6. Selected Financial Data

	Year Ended
	February 25,	February 27,	February 28,	March 1,	March 2,
	2017	2016	2015	2014	2013
	(in thousands, except per share and store/shop data)
Statement of Operations Data(1):
Net sales	$1,844,393	$1,798,982	$1,750,707	$1,620,231	$1,415,730
Cost of sales (including occupancy costs)(a)	1,295,989	1,242,960	1,182,365	1,089,609	939,001
Gross profit	548,404	556,022	568,342	530,622	476,729
Selling, general, and administrative expenses(a)(b)	480,897	469,836	432,007	403,548	353,530
Impairment charges and store closing costs	13,312	43,637	2,030	2,767	6,264
Operating income	54,195	42,549	134,305	124,307	116,935
Interest expense (income), net	279	65	15	(37)	(198)
Gain on sale of investment	—	—	—	1,038	—
Income from continuing operations before income taxes	53,916	42,484	134,290	125,382	117,133
Income tax expense(c)	18,760	13,562	45,191	47,663	44,235
Net income from continuing operations	35,156	28,922	89,099	77,719	72,898
Net loss from discontinued operations, net of tax	(53,364)	(7,126)	(9,357)	(2,667)	(3,717)
Net (loss) income	(18,208)	21,796	79,742	75,052	69,181
Net loss attributable to redeemable noncontrolling interest of discontinued operations	—	96	2,251	1,851	2,292
Net (loss) income attributable to The Finish Line, Inc.	$(18,208)	$21,892	$81,993	$76,903	$71,473
Earnings Per Share Data(1):
Basic (loss) earnings per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$0.86	$0.64	$1.86	$1.59	$1.44
Discontinued operations	$(1.31)	$(0.15)	$(0.15)	$(0.02)	$(0.02)
Basic (loss) earnings per share attributable to The Finish Line, Inc. shareholders	$(0.45)	$0.49	$1.71	$1.57	$1.42

Diluted (loss) earnings per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$0.85	$0.64	$1.85	$1.58	$1.42
Discontinued operations	$(1.29)	$(0.16)	$(0.15)	$(0.02)	$(0.02)
Diluted (loss) earnings per share attributable to The Finish Line, Inc. shareholders	$(0.44)	$0.48	$1.70	$1.56	$1.40

Dividends declared per share	$0.41	$0.37	$0.33	$0.29	$0.25
Share Data:
Basic weighted-average shares	40,911	44,565	47,268	48,286	49,824
Diluted weighted-average shares(2)	41,367	44,787	47,658	48,701	50,491
Selected Store Operating Data:
Number of stores/shops
Opened during year	7	9	223	205	32
Closed during year	(43)	(58)	(21)	(23)	(21)
Open at end of year	947	983	1,032	830	648
Total square feet(3)	3,714,228	3,754,572	3,875,969	3,737,550	3,514,611
Average square feet per store/shop(3)	3,922	3,820	3,756	4,503	5,424
Net sales per square foot for brick and mortar comparable stores(4)(5)	$372	$369	$368	$366	$353
Increase in Finish Line comparable sales(5)(6)	0.3%	1.8%	3.2%	4.2%	5.8%
Balance Sheet Data:
Working capital	$269,439	$347,533	$320,266	$362,297	$354,352
Total assets	$746,468	$817,548	$783,128	$769,095	$678,871
Total debt	$—	$—	$—	$—	$—
Shareholders’ equity	$451,498	$527,644	$589,644	$582,184	$524,863
____________________

(1)	All fiscal years presented included 52 weeks.

(2)	Consists of weighted-average common and common equivalent shares outstanding for the fiscal year.

(3)	Computed as of the end of each fiscal year.

(4)
Calculation includes all brick and mortar stores that were open as of the end of each fiscal year and that were open more than one year. Accordingly, stores opened, closed, or expanded during the fiscal year were not included. Temporarily closed stores are excluded during the months that the store was closed. Calculation excludes digital sales.

(5)	Shops within department stores are not included in this calculation.

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

(b)	Fiscal 2017 and 2016 include $3.7 million and $3.6 million, respectively in employee severance and retirement costs.

(c)	Fiscal 2015 includes a $4.3 million income tax benefit for a worthless stock deduction with respect to the Company’s wholly-owned subsidiary, The Finish Line MA, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
During fiscal 2017, the key highlights of the Company included significant digital sales growth and the continued success of our shops within Macy’s, which included the repositioning and expansion of shops within 64 department stores. The Company remained committed to its strategic plan to put investments into its stores/shops, technology, and people. Additionally, the Company continued to provide direct returns to its shareholders through dividends and stock repurchases totaling $69.5 million during fiscal 2017. An overview of the detailed results is presented below:

•	Net sales increased 2.5% to $1,844.4 million in fiscal 2017 compared to $1,799.0 million in fiscal 2016.

•	Finish Line comparable sales for fiscal 2017 increased 0.3%.

•	Finish Line’s digital comparable sales (which are included in Finish Line comparable sales) increased 11.4%.

•	Net sales per square foot for brick and mortar comparable stores increased $3 to $372 per square foot.

•	Shops within department stores net sales increased $73.4 million, or 29.7%, to $320.7 million.

•	Gross profit was $548.4 million (29.7% of net sales) in fiscal 2017 compared to $556.0 million (30.9% of net sales) in fiscal 2016.

•
Product margin, as a percentage of net sales, decreased 1.0%, which was primarily due to being more promotional than the prior year, primarily during the holiday season through the end of the year, which caused a decrease in product margins in the current year as compared to the prior year.

•	Occupancy costs, as a percentage of net sales, increased 0.2%.

•	SG&A expenses were $480.9 million (26.1% of net sales) in fiscal 2017 compared to $469.8 million (26.1% of net sales) in fiscal 2016.

•
During fiscal 2017, depreciation expense increased due to the Company’s capital investments related to the replacement of the Company’s warehouse and order management system in the third quarter of fiscal 2016. In addition, the Company incurred incremental SG&A expenses to support the growth in stores/shops and digital.

•	The Company closed on the sale of its JackRabbit division on February 24, 2017 and has classified the loss on sale and results of JackRabbit within discontinued operations.

•	Operating income was $54.2 million (2.9% of net sales) in fiscal 2017 compared to $42.5 million (2.4% of net sales) in fiscal 2016.

•
The $11.6 million increase, or 27.4%, was primarily due to $30.3 million less in impairment charges and store closing costs. The $13.3 million in impairment charges and store closing costs recorded in fiscal 2017 related to the write-off of long-lived assets of underperforming stores, obsolete store fixtures and corporate assets, and fixtures and equipment related to the 43 stores/shops closed during fiscal 2017. This compared to $43.6 million in impairment charges and store closing costs in fiscal 2016. This was partially offset by the decrease in gross profit.

•	Net income from continuing operations was $35.2 million (1.9% of net sales) in fiscal 2017 compared to $28.9 million (1.6% of net sales) in fiscal 2016, an increase of $6.3 million, or 21.6%.

•	Diluted earnings per share from continuing operations attributable to The Finish Line, Inc. shareholders increased 32.8% to $0.85 in fiscal 2017 compared to $0.64 in fiscal 2016.

•	Cash and cash equivalents were $90.9 million as of February 25, 2017 with no interest bearing debt.

•	Generated cash from continuing operations of $167.5 million in fiscal 2017.

•	Cash outlay for capital expenditures was $74.8 million from continuing operations.

•	Paid $16.7 million of dividends to shareholders in fiscal 2017.

•	Repurchased 2.5 million shares of the Company’s common stock totaling $52.8 million during fiscal 2017.

•
Opened 6 new and closed 24 brick and mortar stores during fiscal 2017, ending the year with 573 brick and mortar stores. Additionally, the Company updated 42 stores in fiscal 2017 with its new store design.

•
Opened 1 new branded shop within a department store and closed branded shops within 19 department stores during fiscal 2017, ending the year with branded shops in 374 department stores. Additionally, the Company repositioned and expanded shops within 64 department stores.

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
All of the Company’s goodwill and intangible assets were associated with JackRabbit, which was sold during fiscal 2017. Therefore, the Company had no goodwill or intangible assets recorded on the balance sheet at February 25, 2017.
Operating Leases. The Company leases retail stores under non-cancelable operating leases, which generally have lease terms ranging from one to ten years. Most of these lease arrangements do not provide for renewal periods; however, management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases at other premises. The Company recognizes rent expense for minimum lease payments on a straight-line basis over the expected lease term, including rent holidays, rent escalation clauses, and/or cancelable option periods where failure to exercise such options would result in an economic penalty. In addition, the commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the leased space for build-out.
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
The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating income tax positions. The first step requires the Company to conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by a tax authority. The second step applies if the Company has concluded that the tax position is more likely than not to be sustained upon examination and requires the Company to measure the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position, new court cases, regulations, or rulings are issued, or when more or new information becomes available. The Company includes its accrual for uncertain tax positions, including accrued penalties and interest, in other long-term liabilities on the consolidated balance sheets unless the liability is expected to be paid within one year. Changes to the accrual for uncertain tax positions, including accrued penalties and interest, are included in income tax expense in the consolidated statements of operations.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers and has subsequently issued several amendments which clarify the guidance as well as provide guidance for implementation. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual or interim reporting periods beginning after December 15, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. The adoption of the new guidance could impact the timing or presentation of revenue recognition and related balance sheet accounts associated with the Company’s gift cards, loyalty programs, and product returns. The Company is currently assessing the impact of adopting this guidance within these areas and others, as well as the available transition methods, but does not, at this time, anticipate a material impact to its consolidated results of operations, financial position, and cash flows.
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
In February 2016, the FASB issued guidance on accounting for leases. A primary purpose of the guidance is to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Specifically, lessees will be required to recognize the rights and obligations resulting from leases classified as operating leases as assets and liabilities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, cash flows, and related disclosures and is expecting the guidance to have a material impact due to the significant number of store leases that the Company is under contract for.
In March 2016, the FASB issued guidance on simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The manner of adoption varies, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company will elect to apply the guidance related to the presentation of excess tax benefits within the statements of cash flows using a retrospective transition method, and as a result, excess tax benefits related to share-based awards which are currently classified as cash flows from financing activities will be reclassified as cash flows from operation activities. The Company will continue to expense share-based awards based on awards ultimately expected to vest, which will require the Company to continue to estimate forfeitures on the date of their grant. The Company has assessed the impact of adopting this guidance and expects the change relating to the excess tax benefits (detriments) to potentially introduce volatility to the Company’s effective income tax rate as the recognition of the excess tax benefits (detriments) are dependent on stock option award exercise patterns as well as the fair value of the price of the Company’s stock when restricted stock awards vest which are inherently unpredictable. Had the Company adopted the guidance in fiscal 2017, it would not have had a material impact to its consolidated results of operations, financial position, or cash flows.
Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

General
The following discussion and analysis should be read in conjunction with the information included in Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data.
The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in fiscal 2017, 2016, and 2015.
The Company is a premium retailer of athletic shoes, apparel, and accessories for men, women, and kids, throughout the United States and Puerto Rico, through multiple operating segments.
Brick and mortar comparable sales are sales from Finish Line stores open longer than one year, beginning in the thirteenth month of a store’s operation. Expanded stores are excluded from the brick and mortar comparable sales calculation until the thirteenth month following the re-opening of the store and temporarily closed stores are excluded during the months that the store is closed. Brick and mortar comparable sales do not include sales from shops within department stores.
Digital comparable sales are the change in sales year over year for the reporting period derived from finishline.com and m.finishline.com.
Finish Line comparable sales is the aggregation of brick and mortar comparable sales and digital comparable sales.
Shops within department stores comparable sales are the change in sales year over year for the reporting periods presented from branded shops within department stores open longer than one year, including e-commerce sales, beginning in the thirteenth month of a shop’s operation. Expanded shops are excluded from the shops within department stores comparable sales calculation until the thirteenth month following the re-opening of the shop and temporarily closed shops are excluded during the months that the shop is closed. Additionally, non-branded shops are excluded from the shops within department stores comparable sales calculation.
The following tables set forth store/shop and square feet information of the Company for each of the following fiscal years:

	Year Ended
Number of stores/shops	February 25, 2017	February 27, 2016
Finish Line:
Beginning of year	591	637
Opened	6	8
Closed	(24)	(54)
End of year	573	591
Branded shops within department stores:
Beginning of year	392	395
Opened	1	1
Closed	(19)	(4)
End of year	374	392
Total:
Beginning of year	983	1,032
Opened	7	9
Closed	(43)	(58)
End of year	947	983

Square feet information	February 25, 2017	February 27, 2016
Finish Line:
Square feet	3,187,942	3,278,039
Average store size	5,564	5,547
Branded shops within department stores:
Square feet	526,286	476,533
Average shop size	1,407	1,216
Total:
Square feet	3,714,228	3,754,572
Results of Operations
The following table sets forth net sales of the Company by major category for each of the following fiscal years (in thousands):

	Year Ended
Category	February 25, 2017		February 27, 2016		February 28, 2015
Footwear	$1,715,348	93%	$1,619,002	90%	$1,550,691	89%
Softgoods	129,045	7%	179,980	10%	200,016	11%
Total net sales	$1,844,393	100%	$1,798,982	100%	$1,750,707	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for the fiscal years indicated below:

	Year Ended
	February 25, 2017	February 27, 2016	February 28, 2015
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	70.3	69.1	67.5
Gross profit	29.7	30.9	32.5
Selling, general, and administrative expenses	26.1	26.1	24.7
Impairment charges and store closing costs	0.7	2.4	0.1
Operating income	2.9	2.4	7.7
Interest expense, net	—	—	—
Income from continuing operations before income taxes	2.9	2.4	7.7
Income tax expense	1.0	0.8	2.6
Net income from continuing operations	1.9	1.6	5.1
Net loss from discontinued operations	(2.9)	(0.4)	(0.5)
Net (loss) income	(1.0)	1.2	4.6
Net loss attributable to redeemable noncontrolling interest	—	—	0.1
Net (loss) income attributable to The Finish Line, Inc.	(1.0)%	1.2%	4.7%

Fifty-Two Weeks Ended February 25, 2017 Compared to the Fifty-Two Weeks Ended February 27, 2016
Net Sales

	Year Ended
	February 25, 2017	February 27, 2016
	(dollars in thousands)
Brick and mortar stores sales	$1,196,927	$1,258,405
Digital sales	326,752	293,228
Shops within department stores sales	320,714	247,349
Total net sales	$1,844,393	$1,798,982

Brick and mortar comparable sales decrease	(2.4)%	(0.8)%
Digital comparable sales increase	11.4%	14.5%
Finish Line comparable sales increase	0.3%	1.8%
Shops within department stores comparable sales increase	33.0%	N/A
Net sales increased 2.5% in fiscal 2017 as compared to fiscal 2016, which was primarily due to the following:

•
An increase in shops within department store net sales of 29.7%, primarily due to an increase in comparable sales as a result of the repositioning and expansion of 152 branded shops during fiscal 2017 and 2016, partially offset by a decrease in non-branded shop net sales.

•
A decrease in Finish Line net sales (composed of brick and mortar net sales and digital net sales) of 1.8%, primarily due to a net decrease in Finish Line store count as compared to the prior year, partially offset by an increase of 0.3%  Finish Line comparable sales, which was due to an increase in brick and mortar and digital average dollar per transaction and digital traffic, partially offset by a decrease in brick and mortar and digital conversion and brick and mortar traffic in fiscal 2017 as compared to fiscal 2016.

Consolidated footwear sales increased 6.0% in fiscal 2017 as compared to fiscal 2016, which was primarily driven by percentage increases in the low-single digits in men’s and kids’ and low teens in women’s footwear sales. Consolidated softgoods sales decreased 28.3% in fiscal 2017 as compared to fiscal 2016 primarily due to exiting the promotional NCAA licensed fleece program in 2017, as well as the Company’s focus on a more narrow and deeper assortment to drive a more profitable softgoods business.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	February 25, 2017	February 27, 2016
	(dollars in thousands)
Cost of sales (including occupancy costs)	$1,295,989	$1,242,960
Gross profit	$548,404	$556,022
Gross profit as a percentage of net sales	29.7%	30.9%
Gross profit, as a percentage of net sales, decreased 1.2% in fiscal 2017 as compared to fiscal 2016, which was primarily due to a 1.0% decrease in product margin and a 0.2% increase in occupancy costs, as a percentage of net sales. The 1.0% decrease in product margin, as a percentage of net sales, was primarily due to being more promotional than the prior year primarily during the holiday season through the end of the year, which caused a decrease in product margins in the current year as compared to the prior year. The 0.2% increase in occupancy costs, as a percentage of net sales, was primarily due to deleveraging against the Finish Line comparable sales increase.

Selling, General, and Administrative Expenses

	Year Ended
	February 25, 2017	February 27, 2016
	(dollars in thousands)
Selling, general, and administrative expenses	$480,897	$469,836
Selling, general, and administrative expenses as a percentage of net sales	26.1%	26.1%
Selling, general, and administrative expenses increased $11.1 million in fiscal 2017 as compared to fiscal 2016, which was primarily due to the following: (1) an increase in depreciation expense of $7.2 million, or 14.6%, which was primarily due to the replacement of the Company’s warehouse and order management system in the third quarter of fiscal 2016, the Company’s new store design initiative, and the website platform replacement in fiscal 2017; (2) incremental costs of $3.7 million for severance and related benefits due to a reduction in workforce; (3) incremental credit costs due to credit cards; (4) incremental costs related to the implementation of the Company’s new payroll software; and (5) increase in variable costs such as Macys.com license fees, in conjunction with the 29.7% increase in shops within department store net sales.
Impairment Charges and Store Closing Costs

	Year Ended
	February 25, 2017	February 27, 2016
	(dollars in thousands)
Impairment charges and store closing costs	$13,312	$43,637
Impairment charges and store closing costs as a percentage of net sales	0.7%	2.4%
Number of stores/shops closed	43	58
The $13.3 million in impairment charges and store closing costs recorded during fiscal 2017 were primarily the result of an $11.5 million write-off of long-lived assets of underperforming stores and a $1.0 million write-off of obsolete store fixtures and corporate assets. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.8 million in store closing costs during fiscal 2017, which represents the non-cash write-off of fixtures and equipment upon a store/shop closing.
The $43.6 million in impairment charges and store closing costs recorded during fiscal 2016 were primarily the result of a $33.3 million write-off of technology assets related to enterprise-wide systems infrastructure, as the Company determined that the systems were no longer going to be used for their originally intended purpose and instead the Company will focus on smaller upgrades and enhancements to its core systems going forward, a $8.4 million write-off of long-lived assets of underperforming stores, and a $1.1 million write-off of obsolete store fixtures and corporate assets. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.8 million in store closing costs during fiscal 2016.
Interest Expense, Net

	Year Ended
	February 25, 2017	February 27, 2016
	(dollars in thousands)
Interest expense, net	$279	$65
Interest expense, net as a percentage of net sales	—%	—%
Interest income is earned on the Company’s investments and interest expense is incurred on money borrowed, the unused commitment fee, and letter of credit fees related to the Company’s Amended and Restated Revolving Credit Facility Credit Agreement.

Income Tax Expense

	Year Ended
	February 25, 2017	February 27, 2016
	(dollars in thousands)
Income tax expense	$18,760	$13,562
Income tax expense as a percentage of net sales	1.0%	0.8%
Effective income tax rate	34.8%	31.9%
The increase in the effective tax rate in fiscal 2017 as compared to fiscal 2016 was primarily due to a decrease in research and development tax credits recognized in fiscal 2017 as compared to fiscal 2016. This was partially offset by a permanent deduction related to the non-performance based compensation of an executive that retired before the end of fiscal 2017.
Net Income from Continuing Operations

	Year Ended
	February 25, 2017	February 27, 2016
	(dollars in thousands)
Net income from continuing operations	$35,156	$28,922
Net income from continuing operations as a percentage of net sales	1.9%	1.6%
Diluted earnings per share attributable to The Finish Line, Inc. from continuing operations	$0.85	$0.64
Net income from continuing operations increased $6.3 million in fiscal 2017 as compared to fiscal 2016, which was primarily due to the decrease in impairment charges and store closing costs as noted above, partially offset by a decrease in gross profit and an increase in selling, general, and administrative expenses and income tax expense.
Net Loss from Discontinued Operations, Net of Tax

	Year Ended
	February 25, 2017	February 27, 2016
	(dollars in thousands)
Net loss from discontinued operations, net of tax	$(53,364)	$(7,126)
Net loss from discontinued operations as a percentage of net sales	(2.9)%	(0.4)%
Diluted loss per share attributable to The Finish Line, Inc. from discontinued operations	$(1.29)	$(0.16)
Net loss from discontinued operations represents the net operating losses and the loss on the sale of JackRabbit.
On February 24, 2017 (the “Acquisition Date”), the Company completed the sale of its JackRabbit division to affiliates of CriticalPoint Capital, LLC (the “Buyers”). The transaction took the form of a sale by the Company of its entire membership interest in its affiliated company, which owns JackRabbit, and a payment of $10.1 million, of which $1.8 million was held back and is payable based on certain conditions that need to be met by the Buyers. Included in the $10.1 million payment to the Buyers is an estimated net working capital adjustment of $1.1 million, which was included in the $1.8 million payment held back discussed above. The purchase price is subject to working capital and other customary adjustments set forth in the purchase agreement. The Buyers acquired all JackRabbit assets, inventory, leasehold interests, customary liabilities, intellectual property, and the JackRabbit trademark and name pursuant to the Agreement.
The Company recorded a loss on sale of $33.5 million, which represented the total cash payments to the Buyers of $10.1 million, net assets assumed by the Buyers of $18.3 million, and one-time costs of approximately $5.1 million associated with the transaction.

The following table presents key financial results of JackRabbit for each of the following fiscal years (in thousands):

	Year Ended
	February 25, 2017	February 27, 2016
Net sales	$89,739	$89,906
Cost of sales (including occupancy costs)	68,495	62,936
Gross profit	21,244	26,970
Selling, general, and administrative	30,488	33,824
Impairment charges and store closing costs	44,202	5,055
Loss on sale of discontinued operations	33,500	—
Loss from discontinued operations before income tax benefit	(86,946)	(11,909)
Income tax benefit	33,582	4,783
Net loss from discontinued operations, net of tax	$(53,364)	$(7,126)
During fiscal 2017, the Company determined that it was more likely than not that the fair value of JackRabbit was less than its carrying value, and upon completion of an impairment analysis, that goodwill was impaired during the Company’s third fiscal quarter. The decrease in JackRabbit’s fair value from the Company’s prior year impairment analysis was the result of preliminary indications of interest for JackRabbit that indicated that the fair value was below its carrying value. Fair value of the JackRabbit reporting unit was determined using preliminary bids from interested parties. As a result of the second step of the goodwill impairment test, JackRabbit’s goodwill had no implied fair value and was written down to zero. This resulted in a pretax non-cash goodwill impairment charge of $44.0 million that is reflected in asset impairment charges in discontinued operations for the year ended February 25, 2017.
Net Loss Attributable to Redeemable Noncontrolling Interest of Discontinued Operations

	Year Ended
	February 25, 2017	February 27, 2016
	(dollars in thousands)
Net loss attributable to redeemable noncontrolling interest of discontinued operations	$—	$96
Net loss attributable to redeemable noncontrolling interest of discontinued operations as a percentage of net sales	—%	—%
The net loss attributable to redeemable noncontrolling interest of discontinued operations represents the noncontrolling owner’s portion of the net loss generated by JackRabbit for the fiscal year. The decrease in fiscal 2017 as compared to fiscal 2016 was primarily due to JackRabbit becoming a wholly owned subsidiary of the Company during fiscal 2016.

Fifty-Two Weeks Ended February 27, 2016 Compared to the Fifty-Two Weeks Ended February 28, 2015

Net Sales

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Brick and mortar stores sales	$1,258,405	$1,288,053
Digital sales	293,228	256,204
Shops within department stores sales	247,349	206,450
Total net sales	$1,798,982	$1,750,707

Brick and mortar comparable sales (decrease) increase	(0.8)%	—%
Digital comparable sales increase	14.5%	22.6%
Finish Line comparable sales increase	1.8%	3.2%
Net sales increased 2.8% in fiscal 2016 as compared to fiscal 2015. The increase was attributable to a Finish Line comparable sales increase of 1.8%, an increase in shops within department stores net sales of $40.9 million, primarily due to an increase in the number of branded shops open during fiscal 2016 as compared to fiscal 2015 as well as an increase in sales per shop, which was partially offset by a net decrease in Finish Line store count as compared to the prior year. The Finish Line comparable sales increase of 1.8% was due to an increase in store average dollar per transaction and digital traffic, partially offset by a decrease in store and digital conversion, store traffic, and digital average dollar per transaction in fiscal 2016 as compared to fiscal 2015.

The decelerated growth in Finish Line comparable store sales and shops within department stores sales was primarily caused by the replacement of the Company’s warehouse and order management system during the third quarter of fiscal 2016. In October 2015, the Company began experiencing significant supply chain challenges as the new system was not able to process product flow at the volumes necessary to support its planned receipts and allocations, which caused stress to the Company’s ability to place new product in its stores/shops and distribution center and significantly decreased its ability to fulfill digital sales orders. Inbound shipments processed by the Company during the third quarter of fiscal 2016 decreased 25% as compared to the third quarter of fiscal 2015. As a result, average merchandise inventory levels in its stores/shops and distribution center during the third quarter of fiscal 2016 were $41 million, or 14% below average merchandise inventory levels during the third quarter of fiscal 2015. This drove a significant decrease in brick and mortar and digital conversion during the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015, despite an increase in digital traffic and slight decrease in brick and mortar traffic. In addition, during the third quarter of fiscal 2016, the new system struggled to process digital orders received, which led to cancellation rates that were 50% higher than normal. The decrease in average merchandise inventory levels also drove a decrease in digital and brick and mortar average dollar per transaction during the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 due to an increase in the sales mix of clearance and aged product and a decrease in new product with higher price points. These complications were similar in the Company’s shops within department stores, which caused a deceleration of the growth experienced in the current year as compared to the prior year. The Company believes the complications caused by the new warehouse and order management system replacement have significantly improved and the system is currently functional; however, the Company is still in the process of enhancing the system’s capabilities in order to realize the benefits provided by the new system.
Consolidated footwear sales increased 4.4% in fiscal 2016 as compared to fiscal 2015, which was primarily driven by percentage increases in the low-single digits in men’s, high-single digits in women’s, and mid-single digits in kids’ footwear sales. Consolidated softgoods sales were even more significantly impacted than footwear sales by the replacement of the Company’s warehouse and order management system in the third quarter of fiscal 2016. The complications caused softgoods product levels and sales to be significantly below the Company’s plan for the third quarter of fiscal 2016 with the largest declines coming in its fleece product, which was also impacted by unseasonably warm temperatures in many areas of the United States. As a result, softgoods sales decreased 10.0% in fiscal 2016 as compared to fiscal 2015.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Cost of sales (including occupancy costs)	$1,242,960	$1,182,365
Gross profit	$556,022	$568,342
Gross profit as a percentage of net sales	30.9%	32.5%

Gross profit, as a percentage of net sales, decreased 1.6% in fiscal 2016 as compared to fiscal 2015, which was primarily due to a 1.3% decrease in product margin and a 0.2% increase in occupancy costs, as a percentage of net sales. The 1.3% decrease in product margin, as a percentage of net sales, was primarily due to the replacement of the Company’s warehouse and order management system during the third quarter of fiscal 2016. As previously discussed, the inability to place new product in the Company’s stores/shops and distribution center caused an increase in the sales mix of clearance and aged product and a decrease in sales of new product with higher price points and margin, which caused a degradation of product margins for the third quarter of the current year as compared to the prior year. The 0.2% increase in occupancy costs, as a percentage of net sales, was primarily due to deleveraging against the Finish Line comparable store sales increase.
Selling, General, and Administrative Expenses

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Selling, general, and administrative expenses	$469,836	$432,007
Selling, general, and administrative expenses as a percentage of net sales	26.1%	24.7%
Selling, general, and administrative expenses increased $37.8 million in fiscal 2016 in comparison to fiscal 2015, which was primarily due to the following: (1) approximately $8.0 million of incremental expenses related to the Company’s supply chain issues as a result of the replacement of the Company’s warehouse and order management system previously discussed, which included additional IT resources to address technical issues and help stabilize the new system; additional freight costs related to rerouting of trucks to the Company’s vendor partners to assist in repacking, diverting product to a third-party location to help process product flow, and higher per unit shipping costs due to shipments to the Company’s stores/shops from its distribution center being well below capacity; and incremental labor costs in the Company’s distribution center related to the manual processing, handling, and shipping of inventory to its stores/shops and to fulfill orders; (2) an increase in depreciation expense of $5.7 million, or 15%, which was primarily due to the replacement of the Company’s warehouse and order management system that went live during the third quarter of fiscal 2016; (3) an increase in web advertising to drive traffic to the Company’s websites; (4) incremental credit costs due to an increase in chargebacks; (5) the Company recording $3.5 million in employee severance and retirement costs in fiscal 2016; and (6) variable costs in fulfillment, Macys.com license fees, and payroll in conjunction with the 2.8% increase in consolidated net sales.
 Impairment Charges and Store Closing Costs

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Impairment charges and store closing costs	$43,637	$2,030
Impairment charges and store closing costs as a percentage of net sales	2.4%	0.1%
Number of stores/shops closed	58	21
The $43.6 million in impairment charges and store closing costs recorded during fiscal 2016 were primarily the result of a $33.3 million write-off of technology assets related to enterprise-wide systems infrastructure, as the Company determined that the systems were no longer going to be used for their originally intended purpose and instead the Company will focus on smaller upgrades and enhancements to its core systems going forward, a $8.4 million write-off of long-lived assets of underperforming stores, and a $1.1 million write-off of obsolete store fixtures and corporate assets. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.8 million in store closing costs during fiscal 2016, which represents the non-cash write-off of fixtures and equipment upon a store/shop closing.
The $2.0 million in impairment charges and store closing costs recorded during fiscal 2015 were primarily the result of a $0.2 million charge for the write-off of tangible and indefinite-lived intangible assets related to one of the Company’s websites, as the Company determined the website was no longer going to be used for its originally intended purpose, a $0.5 million write-off of long-lived assets of four underperforming stores, and a $0.3 million write-off of obsolete store fixtures. The asset impairment charges for the obsolete store technology assets and fixtures were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $1.0 million in store closing costs during fiscal 2015.
Interest Expense, Net

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Interest expense, net	$65	$15
Interest expense, net as a percentage of net sales	—%	—%
Interest income is earned on the Company’s investments and interest expense is incurred from the unused commitment fee and letter of credit fees related to the Company’s Amended and Restated Revolving Credit Facility Credit Agreement.
Income Tax Expense

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Income tax expense	$13,562	$45,191
Income tax expense as a percentage of net sales	0.8%	2.6%
Effective income tax rate	31.9%	33.7%
The decrease in income tax expense in fiscal 2016 as compared to fiscal 2015 was primarily due to the $91.8 million decrease in income from continuing operations before income taxes in fiscal 2016 as compared to fiscal 2015. The decrease in effective income tax rate is due to the recognition of federal and state research and development tax credits in fiscal 2016, partially offset by the recognition of a tax benefit for a worthless stock deduction of $4.3 million with respect to the Company’s wholly owned subsidiary, The Finish Line MA, Inc., in fiscal 2015.
Net Income from Continuing Operations

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Net income from continuing operations	$28,922	$89,099
Net income from continuing operations as a percentage of net sales	1.6%	5.1%
Diluted earnings per share attributable to The Finish Line, Inc. from continuing operations	$0.64	$1.85
Net income from continuing operations decreased $60.2 million in fiscal 2016 as compared to fiscal 2015, which was primarily due to the increase in selling, general, and administrative expenses of $37.8 million as described above, as well as the $43.6 million in impairment charges and store closing costs, primarily composed of the $33.3 million write-off of technology assets. These were partially offset by a decrease in income tax expense as described above.

Net Loss from Discontinued Operations, Net of Tax

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Net loss from discontinued operations, net of tax	$(7,126)	$(9,357)
Net loss from discontinued operations as a percentage of net sales	(0.4)%	(0.5)%
Diluted loss per share attributable to The Finish Line, Inc. from discontinued operations	$(0.16)	$(0.15)
Net loss from discontinued operations represents the net operating losses for JackRabbit.
The following table presents key financial results of JackRabbit for fiscal 2016 and 2015 (in thousands):

	Year Ended
	February 27, 2016	February 28, 2015
Net sales	$89,906	$69,879
Cost of sales (including occupancy costs)	62,936	54,419
Gross profit	26,970	15,460
Selling, general, and administrative expenses	33,824	27,447
Impairment charges and store closing costs	5,055	1,888
Loss from discontinued operations before income tax benefit	(11,909)	(13,875)
Income tax benefit	4,783	4,518
Net loss from discontinued operations, net of tax	(7,126)	(9,357)
Net Loss Attributable to Redeemable Noncontrolling Interest of Discontinued Operations

	Year Ended
	February 27, 2016	February 28, 2015
	(dollars in thousands)
Net loss attributable to redeemable noncontrolling interest of discontinued operations	$96	$2,251
Net loss attributable to redeemable noncontrolling interest of discontinued operations as a percentage of net sales	—%	0.1%
The net loss attributable to redeemable noncontrolling interest of discontinued operations represents the noncontrolling owner’s portion of the net loss generated by JackRabbit for the fiscal year. The decrease in fiscal 2016 as compared to fiscal 2015 was primarily due to JackRabbit becoming a wholly owned subsidiary of the Company during fiscal 2016.
Liquidity and Capital Resources
The Company’s primary source of working capital is cash on hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	February 25, 2017	February 27, 2016
Cash and cash equivalents	$90,856	$79,495
Merchandise inventories, net	$331,146	$347,966
Interest-bearing debt	$—	$—
Working capital	$269,439	$300,166

Operating Activities. Net cash provided by operating activities - continuing operations was $167.5 million, $107.2 million, and $117.6 million for fiscal 2017, 2016, and 2015, respectively. Net cash provided by operating activities increased by $60.3 million in fiscal 2017 as compared to fiscal 2016. This increase was primarily due to a net increase in the cash inflow from working capital balances and an increase in net income from continuing operations, partially offset by a decrease in non-cash expenses in fiscal 2017 compared to fiscal 2016.
Net cash provided by operating activities - continuing operations decreased by $11.4 million in fiscal 2016 as compared to fiscal 2015. This decrease was primarily due to a decrease in net income from continuing operations, partially offset by an increase in non-cash expenses and net decrease in the cash outflow in working capital balances for fiscal 2016 as compared to fiscal 2015.
At February 25, 2017, the Company had cash and cash equivalents of $90.9 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At February 25, 2017, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories, net decreased 4.8% at February 25, 2017 as compared to February 27, 2016. The decrease in merchandise inventories, net over the prior year was driven primarily due to a seasonal build in merchandise inventories associated with an earlier Easter in March 2016 versus mid-April of 2017.  Merchandise inventories decreased high single digits at Finish Line and increased high single digits at shops within department stores.
Investing Activities. Net cash used in investing activities - continuing operations was $82.5 million, $62.1 million, and $87.6 million for fiscal 2017, 2016, and 2015, respectively. The increase in cash used in investing activities in fiscal 2017 as compared to fiscal 2016 was primarily due to a $12.7 million increase in capital expenditures and $8.3 million in cash paid for the sale of discontinued operations in fiscal 2017 as compared to fiscal 2016.
The decrease in cash used in investing activities - continuing operations in fiscal 2016 as compared to fiscal 2015 was primarily due to a $23.3 million decrease in capital expenditures in fiscal 2016 as compared to fiscal 2015 and a $2.2 million increase in cash paid for investments in fiscal 2015.
Capital expenditures were $74.8 million, $62.1 million, and $85.4 million for fiscal 2017, 2016, and 2015, respectively. Expenditures in fiscal 2017 were primarily for the construction of 6 new brick and mortar stores, 1 new shop within department stores, and the remodeling and repositioning of existing stores, and repositioning and expanding shops within department stores. Further, the Company had capital investments in technology to support the upgrade of its digital platform, mobile first strategy, and information security enhancements. In addition to the $74.8 million of cash paid for capital expenditures in fiscal 2017, $3.1 million of capital expenditures for property and equipment was accrued in accounts payable as of February 25, 2017.
The Company intends to invest approximately $45-50 million in capital expenditures during fiscal 2018. Of this amount, approximately $30 million is intended for the construction of approximately 3 new brick and mortar stores and the remodeling or repositioning of 50-55 existing brick and mortar stores. In addition, approximately $5 million is expected to be spent to reposition and expand approximately 70 shops within department stores. The remaining $10-15 million to be invested is related primarily to the Company’s mobile first strategy, digital site enhancements, increased CRM loyalty management capabilities, and information security enhancements. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.
Financing Activities. Net cash used in financing activities from continuing operations was $69.0 million, $94.0 million, and $74.7 million for fiscal 2017, 2016, and 2015, respectively. The $25.0 million decrease in cash used in financing activities in fiscal 2017 as compared to fiscal 2016 was primarily due to an $27.1 million decrease in stock repurchases and a $0.2 million increase in excess tax benefits from share-based compensation, offset partially by a $1.9 million decrease in proceeds from the issuance of common stock, and a $0.3 million increase in dividends paid to shareholders.
The $19.3 million decrease in cash used in financing activities in fiscal 2016 as compared to fiscal 2015 was primarily due to a $11.8 million decrease in stock repurchases, a $4.6 million decrease in proceeds from the issuance of common stock, a $1.9 million decrease in excess tax benefits from share-based compensation, and a $1.0 million increase in dividends paid to shareholders.
Credit Facility. On November 30, 2016, the Company entered into an unsecured $125 million Second Amended and Restated Revolving Credit Facility Credit Agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions, which expires on November 30, 2021. The 2017 Credit Agreement replaces in its entirety the $100 million unsecured Amended and Restated Revolving Credit Facility Credit Agreement entered into on November 30, 2012 (the “Prior Credit Agreement”).

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
Approximately $1.5 million in stand-by letters of credit were outstanding as of February 25, 2017. Accordingly, the total revolving credit availability under the 2017 Credit Agreement was $123.5 million as of February 25, 2017.
The Company’s ability to borrow monies in the future under the 2017 Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The 2017 Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the 2017 Credit Agreement) and minimum consolidated tangible net worth (as defined in the 2017 Credit Agreement). The covenants contained in the 2017 Credit Agreement did not substantively change from the Prior Credit Agreement. The Company was in compliance with all such covenants as of February 25, 2017.
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
The Company repurchased 2.5 million shares of its common stock at an average price of $21.11 per share for an aggregate amount of $52.8 million in fiscal 2017. As of February 25, 2017, there were 4,791,936 shares remaining available to repurchase under the Share Repurchase Program.
As of February 25, 2017, the Company held 19,421,270 shares of its common stock as treasury shares at an average price of $20.52 per share for an aggregate carrying amount of $398.6 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock available for issuance upon the exercise of options and for awards of restricted stock and other awards is limited under The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014, and further amended as of June 27 and July 14, 2016 (the “Amended and Restated 2009 Incentive Plan”). Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Dividends. On January 11, 2017, the Company increased its quarterly cash dividend to $0.11 per share from $0.10 per share of the Company’s common stock. The Company declared dividends of $17.0 million, $16.5 million, and $15.7 million during fiscal 2017, 2016, and 2015, respectively. As of February 25, 2017 and February 27, 2016, dividends declared but not paid were $4.5 million and $4.3 million, respectively. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.

Contractual Obligations
The following table summarizes the Company’s long-term contractual obligations as of February 25, 2017 (in thousands):

	Total	Payments Due by Fiscal Year
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
Contractual Obligations:
Operating lease obligations(1)	$722,751	$122,914	$223,365	$199,762	$176,710	$—
Other liabilities(2)(3)	8,112	—	—	—	—	8,112
Total contractual obligations	$730,863	$122,914	$223,365	$199,762	$176,710	$8,112
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

(2)
Other liabilities includes future estimated payments associated with unrecognized tax benefits of $2.6 million. The Company expects to make cash outlays in the future related to unrecognized tax benefits. The liability is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For further information related to unrecognized tax benefits, see Note 6, “Income Taxes,” to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

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

In addition to the contractual obligations noted in the table above, the Company enters into arrangements with suppliers to purchase merchandise up to 12 months in advance of expected delivery in the ordinary course of business. These open purchase orders do not contain any significant termination payments or other penalties if canceled. Total open purchase orders outstanding at February 25, 2017 were $581.4 million, and have not been included in the table above.
Off Balance Sheet Arrangements
The Company has no off balance sheet arrangements as that term is defined in Item 303(a)(4) of Regulation S-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
The Company is exposed to changes in interest rates primarily from its investments in marketable securities from time to time. The Company did not have any marketable securities as of February 25, 2017. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 25, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on management’s assessment, it believes that, as of February 25, 2017, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 25, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of The Finish Line, Inc.
We have audited The Finish Line, Inc.’s internal control over financial reporting as of February 25, 2017 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Finish Line, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Finish Line, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 25, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Finish Line, Inc. as of February 25, 2017 and February 27, 2016, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 25, 2017 of The Finish Line, Inc. and our report dated April 25, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
April 25, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of The Finish Line, Inc.
We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. as of February 25, 2017 and February 27, 2016, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended February 25, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Finish Line, Inc. at February 25, 2017 and February 27, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 25, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Finish Line, Inc.’s. internal control over financial reporting as of February 25, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 25, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
April 25, 2017

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	February 25, 2017	February 27, 2016
ASSETS
Current assets:
Cash and cash equivalents	$90,856	$79,495
Accounts receivable, net	20,470	16,482
Merchandise inventories, net	331,146	347,966
Income taxes receivable	35,559	28,877
Other current assets	13,379	17,009
Current assets held for sale	—	31,524
Total current assets	491,410	521,353
Property and equipment:
Land	1,557	1,557
Building	44,249	43,665
Leasehold improvements	206,446	193,852
Furniture, fixtures, and equipment	281,730	253,897
Construction in progress	6,503	9,164
	540,485	502,135
Less accumulated depreciation	292,588	263,068
Total property and equipment, net	247,897	239,067
Other assets, net	7,161	7,857
Long-term assets held for sale	—	49,271
Total assets	$746,468	$817,548
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	February 25, 2017	February 27, 2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166,614	$150,050
Employee compensation	15,407	17,602
Accrued property and sales tax	9,750	10,225
Other liabilities and accrued expenses	30,200	30,029
Current liabilities held for sale	—	13,281
Total current liabilities	221,971	221,187
Commitments and contingencies
Deferred credits from landlords	32,133	30,503
Deferred income taxes	32,226	25,441
Other long-term liabilities	8,640	10,869
Long-term liabilities held for sale	—	1,904
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding - (2017 – 40,337; 2016 – 42,377)	601	601
Additional paid-in capital	245,335	237,129
Retained earnings	604,136	639,296
Treasury stock, shares held - (2017 – 19,421; 2016 – 17,381)	(398,574)	(349,382)
Total shareholders’ equity	451,498	527,644
Total liabilities and shareholders’ equity	$746,468	$817,548
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	February 25, 2017	February 27, 2016	February 28, 2015
Net sales	$1,844,393	$1,798,982	$1,750,707
Cost of sales (including occupancy costs)	1,295,989	1,242,960	1,182,365
Gross profit	548,404	556,022	568,342
Selling, general, and administrative expenses	480,897	469,836	432,007
Impairment charges and store closing costs	13,312	43,637	2,030
Operating income	54,195	42,549	134,305
Interest expense, net	279	65	15
Income from continuing operations before income taxes	53,916	42,484	134,290
Income tax expense	18,760	13,562	45,191
Net income from continuing operations	35,156	28,922	89,099
Net loss from discontinued operations, net of tax	(53,364)	(7,126)	(9,357)
Net (loss) income	(18,208)	21,796	79,742
Net loss attributable to redeemable noncontrolling interest of discontinued operations	—	96	2,251
Net (loss) income attributable to The Finish Line, Inc.	$(18,208)	$21,892	$81,993

Basic (loss) earnings per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$0.86	$0.64	$1.86
Discontinued operations	(1.31)	(0.15)	(0.15)
Basic (loss) earnings per share attributable to The Finish Line, Inc. shareholders	$(0.45)	$0.49	$1.71

Diluted (loss) earnings per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$0.85	$0.64	$1.85
Discontinued operations	(1.29)	(0.16)	(0.15)
Diluted (loss) earnings per share attributable to The Finish Line, Inc. shareholders	$(0.44)	$0.48	$1.70

Dividends declared per share	$0.41	$0.37	$0.33
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	February 25, 2017	February 27, 2016	February 28, 2015
Operating activities:
Net (loss) income	$(18,208)	$21,796	$79,742
Net loss from discontinued operations	(53,364)	(7,126)	(9,357)
Net income from continuing operations	35,156	28,922	89,099
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment charges and store closing costs	13,312	43,637	2,030
Depreciation and amortization	49,376	42,190	36,491
Deferred income taxes	8,223	(570)	22,423
Loss on disposals of property and equipment	703	139	338
Share-based compensation	9,945	10,567	7,951
Excess tax benefits from share-based compensation	(472)	(316)	(2,206)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,988)	(255)	(143)
Merchandise inventories, net	16,820	(25,974)	(38,776)
Other assets	1,700	(8,339)	7,076
Accounts payable	15,576	26,888	14,828
Employee compensation	(3,515)	(323)	(5,291)
Income taxes receivable/payable	25,523	(15,629)	(16,469)
Other liabilities and accrued expenses	(2,475)	2,906	(386)
Deferred credits from landlords	1,630	3,345	657
Net cash provided by operating activities - continuing operations	167,514	107,188	117,622
Net cash used in operating activities - discontinued operations	(2,975)	(7,800)	(15,820)
Net cash provided by operating activities	164,539	99,388	101,802
Investing activities:
Capital expenditures for property and equipment	(74,784)	(62,144)	(85,415)
Payments for sale of discontinued operations	(8,317)	—	—
Proceeds from disposals of property and equipment	596	52	38
Cash paid for investments	—	—	(2,177)
Net cash used in investing activities - continuing operations	(82,505)	(62,092)	(87,554)
Net cash used in investing activities - discontinued operations	(1,659)	(12,259)	(13,593)
Net cash used in investing activities	(84,164)	(74,351)	(101,147)
Financing activities:
Borrowings on revolving credit facility	47,000	30,000	—
Repayments on revolving credit facility	(47,000)	(30,000)	—
Dividends paid to shareholders	(16,749)	(16,407)	(15,417)
Proceeds from issuance of common stock	39	1,976	6,609
Excess tax benefits from share-based compensation	472	316	2,206
Purchases of treasury stock	(52,776)	(79,880)	(68,053)
Net cash used in financing activities - continuing operations	(69,014)	(93,995)	(74,655)
Net cash used in financing activities - discontinued operations	—	(1,116)	(5,510)
Net cash used in financing activities	(69,014)	(95,111)	(80,165)
Net increase (decrease) in cash and cash equivalents	11,361	(70,074)	(79,510)
Cash and cash equivalents at beginning of year	79,495	149,569	229,079
Cash and cash equivalents at end of year	$90,856	$79,495	$149,569
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid	$3,111	$5,700	$13,532
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Number of Shares		Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Totals
	Common	Treasury	Common
Balance at March 1, 2014	48,117	11,641	$601	$224,619	$567,631	$(210,667)	$582,184
Net income attributable to The Finish Line, Inc.					81,993		81,993
Cash dividends declared ($0.33 per share)					(15,714)		(15,714)
Non-qualified common stock options exercised and related tax benefits	484	(484)		2,858		5,772	8,630
Share-based compensation				8,193			8,193
Restricted shares vested, net of repurchase for taxes	122	(122)		(2,032)		778	(1,254)
Shares issued under employee stock purchase plan	29	(29)		352		297	649
Treasury stock purchased	(2,700)	2,700				(68,053)	(68,053)
Purchase of redeemable noncontrolling membership interest of discontinued operations				(6,984)			(6,984)
Balance at February 28, 2015	46,052	13,706	601	227,006	633,910	(271,873)	589,644
Net income attributable to The Finish Line, Inc.					21,892		21,892
Cash dividends declared ($0.37 per share)					(16,506)		(16,506)
Non-qualified common stock options exercised and related tax benefits	111	(111)		887		1,339	2,226
Share-based compensation				10,932			10,932
Restricted shares vested, net of repurchase for taxes	88	(88)		(1,399)		629	(770)
Shares issued under employee stock purchase plan	39	(39)		321		403	724
Treasury stock purchased	(3,913)	3,913				(79,880)	(79,880)
Purchase of redeemable noncontrolling membership interest of discontinued operations				(618)			(618)
Balance at February 27, 2016	42,377	17,381	601	237,129	639,296	(349,382)	527,644
Net income attributable to The Finish Line, Inc.					(18,208)		(18,208)
Cash dividends declared ($0.41 per share)					(16,952)		(16,952)
Non-qualified common stock options exercised and related tax benefits	179	(179)		1,517		2,036	3,553
Share-based compensation				11,060			11,060
Restricted shares vested, net of repurchase for taxes	244	(244)		(4,600)		1,125	(3,475)
Shares issued under employee stock purchase plan	37	(37)		229		423	652
Treasury stock purchased	(2,500)	2,500				(52,776)	(52,776)
Balance at February 25, 2017	40,337	19,421	$601	$245,335	$604,136	$(398,574)	$451,498
See accompanying notes.

THE FINISH LINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
Basis of Presentation. The consolidated financial statements include the accounts of The Finish Line, Inc. and its subsidiaries (collectively, “Finish Line” or the “Company”). All intercompany transactions and balances have been eliminated. Throughout these notes to the consolidated financial statements, fiscal years ended February 25, 2017, February 27, 2016, and February 28, 2015 are referred to as fiscal 2017, 2016, and 2015, respectively.
The Company’s consolidated balance sheets, statements of operations, and cash flows presented reflect its former JackRabbit business as discontinued operations (See Note 2 - “Discontinued Operations and Goodwill Impairment”).
The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 52 weeks in fiscal 2017, 2016, and 2015.
Nature of Operations. Finish Line is a premium retailer of athletic shoes, apparel, and accessories for men, women, and kids, with 573 mall-based locations throughout the United States and Puerto Rico, which average 5,564 square feet as of April 2, 2017. In addition, the Company has an online presence through its e-commerce and mobile sites.
In addition, the Company is the exclusive retailer of athletic shoes, both in-store and online, for Macy’s Retail Holdings, Inc., Macy’s Puerto Rico, Inc., and Macys.com, Inc. (collectively, “Macy’s”). The Company is responsible for the athletic footwear assortment, inventory, fulfillment, and pricing at all of Macy’s locations and online at www.macys.com. The Company operates branded and unbranded shops in-store at Macy’s. Branded shops include Finish Line signage within those shops and are staffed by Finish Line employees, while unbranded shops do not include Finish Line signage and are generally serviced by Macy’s employees. There are no differences in the merchandise that is sold, the classification of revenue recorded at retail, or the Company’s operation of the athletic footwear inventory and business between branded and unbranded shops and www.macys.com.
In fiscal 2017, the Company purchased approximately 92% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 71%, 73%, and 73% of merchandise purchases in fiscal 2017, 2016, and 2015, respectively.
Use of Estimates. Preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Segment Information. The Company operates through multiple operating segments. The Company’s operating segments have similar economic characteristics, which include a similar nature of products sold, type of customer, and method of distribution. As such, the Company’s operating segments are aggregated into one reportable segment. The following table sets forth net sales of the Company by major category for each of the following fiscal years (in thousands):

Category	2017		2016		2015
Footwear	$1,715,348	93%	$1,619,002	90%	$1,550,691	89%
Softgoods	129,045	7%	179,980	10%	200,016	11%
Total net sales	$1,844,393	100%	$1,798,982	100%	$1,750,707	100%
Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At February 25, 2017 and February 27, 2016, substantially all of the Company’s cash was invested in deposit accounts at banks. The majority of payments due from banks for credit card transactions process within 24 to 48 hours and are accordingly classified as cash and cash equivalents.
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

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings, three to 10 years for furniture, fixtures, and equipment, and three to 10 years for software. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred. Depreciation expense for fiscal 2017, 2016, and 2015 was $49.4 million, $42.2 million, and $36.5 million, respectively.
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
The Company capitalizes certain external and internal computer software and software development costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software, net of accumulated amortization, is included as a component of property and equipment and was $90.7 million and $115.0 million at February 25, 2017 and February 27, 2016, respectively.
Store Closing Costs. Store closing costs represent the non-cash write-off of fixtures and equipment upon a store/shop closing. In the event a store is closed before its lease has expired, any estimated post-closing lease obligations are provided for when the leased space is no longer in use. The Company closed 43, 58, and 21 stores/shops in fiscal 2017, 2016, and 2015, respectively.
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

All of the Company’s goodwill and intangible assets were the result of acquisitions made by its discontinued operation. An impairment charge for goodwill was recorded during fiscal year 2017 (see Note 2 - “Discontinued Operations and Goodwill Impairment”). There were no similar impairment charges recognized by the Company or its discontinued operation in fiscal 2016 or 2015.
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
The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based on historical redemption patterns. During each of the fourth quarters of fiscal 2017, 2016, and 2015, the Company recorded $0.8 million of revenue related to gift card breakage. Gift card breakage is included in net sales in the Company’s consolidated statements of operations, but it is not included in the comparable sales amounts.
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
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses include store/shop payroll and related payroll benefits, store/shop operating expenses, advertising, cooperative advertising credits, share-based compensation, costs associated with operating its distribution center, license fees, and other corporate related expenses. Additionally, selling, general, and administrative expenses include inbound freight from vendors to the distribution center as well as outbound freight from the distribution center to stores/shops, to vendors for returns, to third party liquidators, and for shipments of product to customers.
Advertising. The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred. The following table shows advertising expense for each of the following fiscal years (in thousands):

	2017	2016	2015
Advertising expense	$47,137	$42,668	$38,035
Cooperative advertising credits	(7,882)	(6,342)	(4,540)
Net advertising expense	$39,255	$36,326	$33,495
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
The Company’s income tax returns, like those of most companies, are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating income tax positions. The first step requires the Company to conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by a tax authority. The second step applies if the Company has concluded that the tax position is more likely than not to be sustained upon examination and requires the Company to measure the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. The Company adjusts its accrual for uncertain tax positions and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position, new court cases, regulations, or rulings are issued, or when more or new information becomes available. The Company includes its accrual for uncertain tax positions, including accrued penalties and interest, in other long-term liabilities on the consolidated balance sheets unless the liability is expected to be paid within one year. Changes to the accrual for uncertain tax positions, including accrued penalties and interest, are included in income tax expense in the consolidated statements of operations.
Earnings Per Share. Basic earnings per share attributable to The Finish Line, Inc. shareholders is calculated by dividing net income attributable to The Finish Line, Inc. associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share attributable to The Finish Line, Inc. shareholders assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and contingently issuable securities if the effect is dilutive, in accordance with the treasury stock method or two-class method (whichever is more dilutive).
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
As of February 25, 2017 and February 27, 2016, the Company had not invested in, nor did it have, any derivative financial instruments.
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
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers and has subsequently issued several amendments which clarify the guidance as well as provide guidance for implementation. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual or interim reporting periods beginning after December 15, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. The adoption of the new guidance could impact the timing or presentation of revenue recognition and related balance sheet accounts associated with the Company’s gift cards, loyalty programs, and product returns. The Company is currently assessing the impact of adopting this guidance within these areas and others, as well as the available transition methods, but does not, at this time, anticipate a material impact to its consolidated results of operations, financial position, and cash flows.
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
In February 2016, the FASB issued guidance on accounting for leases. A primary purpose of the guidance is to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Specifically, lessees will be required to recognize the rights and obligations resulting from leases classified as operating leases as assets and liabilities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, cash flows, and related disclosures and is expecting the guidance to have a material impact due to the significant number of store leases that the Company is under contract for.
In March 2016, the FASB issued guidance on simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The manner of adoption varies, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company will elect to apply the guidance related to the presentation of excess tax benefits within the statements of cash flows using a retrospective transition method, and as a result, excess tax benefits related to share-based awards which are currently classified as cash flows from financing activities will be reclassified as cash flows from operation activities. The Company will continue to expense share-based awards based on awards ultimately expected to vest, which will require the Company to continue to estimate forfeitures on the date of their grant. The Company has assessed the impact of adopting this guidance and expects the change relating to the excess tax benefits (detriments) to potentially introduce volatility to the Company’s effective income tax rate as the recognition of the excess tax benefits (detriments) are dependent on stock option award exercise patterns as well as the fair value of the price of the Company’s stock when restricted stock awards vest which are inherently unpredictable. Had the Company adopted the guidance in fiscal 2017, it would not have had a material impact to its consolidated results of operations, financial position, or cash flows.
Other recently issued accounting pronouncements did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.
2. Discontinued Operations and Goodwill Impairment

On February 24, 2017 (the “Acquisition Date”), the Company completed the sale of its JackRabbit division to affiliates of CriticalPoint Capital, LLC (the “Buyers”). The transaction took the form of a sale by the Company of its entire membership interest in its affiliated company, which owns JackRabbit, and a payment of $10.1 million, of which $1.8 million was held back and is payable based on certain conditions that need to be met by the Buyers. Included in the $10.1 million payment to the Buyers is an estimated net working capital adjustment of $1.1 million, which was included in the $1.8 million payment held back discussed above. The purchase price is subject to working capital and other customary adjustments set forth in the purchase agreement. The Buyers acquired all JackRabbit assets, inventory, leasehold interests, customary liabilities, intellectual property, and the JackRabbit trademark and name pursuant to the Agreement.
The Company recorded a loss on sale of $33.5 million, which represented the total cash payments to the Buyers of $10.1 million, net assets assumed by the Buyers of $18.3 million, and one-time costs of approximately $5.1 million associated with the transaction.
The following table presents key financial results of JackRabbit included in “Net loss from discontinued operations, net of tax” for each of the following fiscal years (in thousands):

	Year Ended
	February 25, 2017	February 27, 2016	February 28, 2015
Net sales	$89,739	$89,906	$69,879
Cost of sales (including occupancy costs)	68,495	62,936	54,419
Gross profit	21,244	26,970	15,460
Selling, general, and administrative expenses	30,488	33,824	27,447
Impairment charges and store closing costs	44,202	5,055	1,888
Loss on sale of discontinued operations	33,500	—	—
Loss from discontinued operations before income tax benefit	(86,946)	(11,909)	(13,875)
Income tax benefit	33,582	4,783	4,518
Net loss from discontinued operations, net of tax	$(53,364)	$(7,126)	$(9,357)

The following table presents the major classes of assets and liabilities presented as held for sale as of February 27, 2016 related to JackRabbit (in thousands):

ASSETS
Current Assets:
Accounts receivable, net	$1,745
Merchandise inventories, net	28,540
Other	1,239
Total current assets	31,524
Property and equipment:
Building	103
Leasehold improvements	4,341
Furniture, fixtures, and equipment	2,586
Construction in progress	18
7,048
Less accumulated depreciation	2,722
Total property and equipment, net	4,326
Goodwill	44,029
Other assets, net	916
Total assets	$80,795

LIABILITIES
Current Liabilities:
Accounts payable	$7,601
Employee compensation	1,237
Accrued property and sales tax	485
Other liabilities and accrued expenses	3,958
Total current liabilities	13,281
Deferred credits from landlords	1,824
Other long-term liabilities	80
Total liabilities	$15,185
During fiscal 2017, the Company determined that it was more likely than not that the fair value of JackRabbit was less than its carrying value, and upon completion of an impairment analysis, that goodwill was impaired during the Company’s third fiscal quarter. The decrease in JackRabbit’s fair value from the Company’s prior year impairment analysis was the result of preliminary indications of interest for JackRabbit that indicated that the fair value was below its carrying value. Fair value of the JackRabbit reporting unit was determined using preliminary bids from interested parties. As a result of the second step of the goodwill impairment test, JackRabbit’s goodwill had no implied fair value and was written down to zero. This resulted in a pretax non-cash goodwill impairment charge of $44.0 million that is reflected in asset impairment charges in discontinued operations for the year ended February 25, 2017.
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

The Company allocated the aggregated purchase price for the acquisition based upon the tangible and intangible assets acquired, net of liabilities. The allocation of the purchase price is detailed below (in thousands):

Allocation of Purchase Price
Goodwill	$9,147
Tangible assets, net of liabilities	(216)
Total purchase price	$8,931
The following table provides a reconciliation of the Company’s goodwill for each of the following fiscal years (in thousands):

	2017	2016
Beginning balance	$44,029	$34,719
Acquisitions	—	9,147
Other	—	163
Impairment	(44,029)	—
Ending balance	$—	$44,029

3. Fair Value Measurements
The following table provides a summary of the recognized assets that are measured at fair value on a recurring basis (in thousands):

	February 25, 2017			February 27, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$5,517	$—	$—	$5,531	$—	$—
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
The Company has certain assets that are measured at fair value on a non-recurring basis and adjusted to fair value under certain circumstances that include those described in Note 2, Discontinued Operations and Goodwill Impairment and Note 11, Impairment Charges and Store Closing Costs. The categorization used to price the implied fair value of goodwill and assets was considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair values.
Additionally, in connection with the acquisitions and purchase price allocations that are described in Note 2, Discontinued Operations and Goodwill Impairment, the Company recognized the acquired assets and liabilities at fair value. All amounts are recognized as Level 3 measurements due to the subjective nature of the unobservable inputs used to determine fair values.

4. Debt Agreement
On November 30, 2016, the Company entered into an unsecured $125 million Second Amended and Restated Revolving Credit Facility Credit Agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions, which expires on November 30, 2021. The 2017 Credit Agreement replaces in its entirety the $100 million unsecured Amended and Restated Revolving Credit Facility Credit Agreement entered into on November 30, 2012 (the “Prior Credit Agreement”). All commitments under the Prior Credit Agreement were terminated effective November 30, 2016 and transferred to the 2017 Credit Agreement.
The 2017 Credit Agreement provides that, under certain circumstances, the Company may increase the maximum amount of the credit facility in an aggregate principal amount not to exceed $200 million. The 2017 Credit Agreement is used by the Company, among other things, to issue letters of credit, support working capital needs, fund capital expenditures, and for other general corporate purposes.
Approximately $1.5 million in stand-by letters of credit were outstanding as of February 25, 2017. Accordingly, the total revolving credit availability under the 2017 Credit Agreement was $123.5 million as of February 25, 2017.
The Company’s ability to borrow monies in the future under the 2017 Credit Agreement is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The 2017 Credit Agreement contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined in the 2017 Credit Agreement) and minimum consolidated tangible net worth (as defined in the 2017 Credit Agreement). The covenants contained in the 2017 Credit Agreement did not substantively change from the Prior Credit Agreement. The Company was in compliance with all such covenants as of February 25, 2017.
The 2017 Credit Agreement pricing grid is adjusted quarterly and is based on the Company’s leverage ratio. The minimum pricing is LIBOR plus 0.90% or Base Rate (as defined in the 2017 Credit Agreement) and the maximum pricing is LIBOR plus 1.75% or Base Rate plus 0.75%. The Company is also subject to an unused commitment fee based on the Company’s leverage ratio with minimum pricing of 0.10% and maximum pricing of 0.25%. In addition, the Company is subject to a letter of credit fee based on the Company’s leverage ratio with minimum pricing of 0.40% and maximum pricing of 1.25%. The 2017 Credit Agreement's pricing grid is consistent with the pricing grid used in the Prior Credit Agreement.
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
In addition to rent payments, leases generally require additional payments covering real estate taxes, insurance, maintenance, and other costs. These additional payments are excluded from the table below. The components of rent expense incurred under these leases are as follows for each of the following fiscal years (in thousands):

	2017	2016	2015
Minimum rent	$103,935	$102,916	$95,524
Contingent rent	34,397	28,560	30,069
Rent expense	$138,332	$131,476	$125,593

A schedule of future base rent payments by fiscal year with initial or remaining non-cancelable terms of one year or more is as follows (in thousands):

2018	$122,914
2019	115,564
2020	107,801
2021	102,650
2022	97,112
Thereafter	176,710
Total	$722,751
The lease commitments in the table above include the guaranteed minimum license fee associated with shops within department stores.
6. Income Taxes
The following table sets forth the components of income tax expense from continuing operations for each of the following fiscal years (in thousands):

	2017	2016	2015
Currently payable:
Federal	$9,422	$13,553	$21,055
State	1,115	579	1,713
	10,537	14,132	22,768
Deferred:
Federal	6,944	533	20,567
State	1,279	(1,103)	1,856
	8,223	(570)	22,423
Total income tax expense	$18,760	$13,562	$45,191
Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 25, 2017	February 27, 2016
Deferred tax assets:
Deferred credits from landlords	$3,243	$10,719
Share-based compensation	8,655	6,462
Compensation accrual	1,253	1,091
Deferred compensation	2,151	2,149
Other	9,199	8,692
Total deferred tax assets	24,501	29,113
Deferred tax liabilities:
Property and equipment	(38,094)	(39,350)
Merchandise inventories	(18,520)	(12,286)
Other	(113)	(2,918)
Total deferred tax liabilities	(56,727)	(54,554)
Net deferred tax liability	$(32,226)	$(25,441)

The effective income tax rate from continuing operations varies from the statutory federal income tax rate for fiscal 2017, 2016, and 2015 due to the following:

	2017	2016	2015
Tax at statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1	0.7	2.0
Tax contingencies	(0.7)	—	(0.3)
Research and development tax credits	(0.6)	(4.4)	—
Benefit of worthless stock deduction	—	—	(3.2)
Retired executive officer’s compensation	(2.9)	—	—
Other	(0.1)	0.6	0.2
	34.8%	31.9%	33.7%
During fiscal 2017, the Company’s Executive Chairman retired. As a result of the retirement, the executive’s compensation was no longer subject to the Internal Revenue Code Section 162 limitation on the deduction for non-performance based compensation as he was not an employee at the end of the fiscal year. The Company claimed a tax benefit upon retirement for expenses not deducted in prior years related to the executive’s time based restricted stock that had not vested in prior years, but did vest during fiscal 2017. During fiscal 2017, the increase in state income taxes, net of federal benefit, compared to fiscal 2016 is primarily attributable to state research and development credits generated during fiscal 2016 that were not generated in fiscal 2017. During fiscal 2016, the reduction in the state income taxes compared to fiscal 2015, net of the federal benefit above, is primarily attributable to state research and development credits generated during fiscal 2016.
As of February 25, 2017, the Company had $46.8 million of net operating loss carryforwards for state tax purposes. If not used, these carryforwards will expire between fiscal 2023 and 2033. As of February 25, 2017, the Company also had state tax credit carryforwards of $1.4 million. If not used, these state tax credit carryforwards will expire between fiscal 2025 and 2027.
The Company recorded a valuation allowance of $0.6 million in fiscal 2017 that is included in the “Other” section of total deferred tax assets. In assessing the realizability of the deferred tax asset related to certain state net operating losses and credits, the Company considered whether it was more likely than not to utilize the state net operating losses and credits before they would expire. The ultimate realization of the state net operating losses and state credits is contingent on whether a substantial amount of income may be generated in that specific state in the future allowing a benefit of the loss and credit before they expire. Based on current estimates of future taxable income in certain states, the Company does not believe it is more likely than not to generate enough taxable income allowing for full utilization of certain state net operating losses and credits before they would expire.
Payments (refunds) of income taxes for fiscal 2017, 2016, and 2015 equaled $(15.1) million, $29.6 million, and $39.3 million, respectively.
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

Uncertain Tax Positions
As of February 25, 2017 and February 27, 2016, the Company had $2.6 million and $3.2 million of unrecognized tax benefits respectively, included in other long-term liabilities on the consolidated balance sheets, $1.9 million and $2.3 million respectively, of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits as of February 25, 2017, it is reasonably possible that the total unrecognized tax benefits could decrease by up to $0.4 million during the next twelve months due to audit settlements, expiration of statute of limitations, or other resolution of uncertainties. Due to the uncertain and complex application of tax rules and regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the consolidated balance sheets in the period in which such matter is effectively settled with the tax authority.
The Company recognizes interest and penalty expense, as well as reversal of expense, related to unrecognized tax benefits as components of income tax expense. In fiscal 2017, 2016, and 2015, $(0.3) million, $(0.8) million, and $(0.5) million, respectively, of interest and penalties were included in income tax expense on the consolidated statements of operations. The Company has accrued $0.4 million and $0.7 million for the payment of interest and penalties as of February 25, 2017 and February 27, 2016, respectively.
The following table summarizes by fiscal year the activity related to the Company’s unrecognized tax benefits for U.S. federal and state tax jurisdictions and excludes accrued interest and penalties (in thousands):

	2017	2016	2015
Unrecognized tax benefits at beginning of year	$2,485	$1,999	$7,638
Increases in tax positions for prior years	212	1,167	—
Decreases in tax positions for prior years	(26)	(259)	(5,595)
Increases in unrecognized tax benefits as a result of current year activity	19	176	50
Decreases to unrecognized tax benefits relating to settlements with taxing authorities	—	—	(29)
Decreases to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(535)	(598)	(65)
Unrecognized tax benefits at end of year	$2,155	$2,485	$1,999
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
7. Retirement Plans
The Company sponsors a qualified defined contribution profit sharing plan, which covers substantially all employees of the Company who are age twenty-one or older. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan has a 401(k) feature whereby the Company matches employee contributions to the plan. The Company matches 100 percent of employee contributions to the 401(k) plan on the first three percent of an employee’s wages and matches an additional 50 percent of employee contributions to the 401(k) plan on the next two percent up to five percent of their wages (maximum of four percent Company match). Employee contributions and Company matching contributions vest immediately. The Company’s matching contribution expense for the 401(k) plan in fiscal 2017, 2016, and 2015 was $1.8 million, $1.8 million, and $1.5 million, respectively.
The Company has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under the qualified defined contribution profit sharing plan. Amounts contributed and deferred under the non-qualified deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s non-qualified deferred compensation plan was $5.5 million for both fiscal 2017 and 2016 and is included in other long-term liabilities on the consolidated balance sheets. The Company’s total expense recorded for this plan was $0 in each of fiscal 2017, 2016, and 2015.
8. Share-Based Compensation
General
In July 2009, the Company’s shareholders approved and adopted The Finish Line, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), previously approved by the Company’s Board of Directors. In July 2014, the Company’s shareholders approved and adopted The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014, which was further amended as of June 27 and July 14, 2016 (the “Amended and Restated 2009 Incentive Plan”). All such amendments were previously approved by the Company’s Board of Directors. The Company’s Board of Directors has reserved an aggregate of 10,500,000 shares of common stock available for issuance under the Amended and Restated 2009 Incentive Plan. The number of shares which may be used for awards other than stock options or stock appreciation rights is limited to 4,000,000. Under the Amended and Restated 2009 Incentive Plan, the Company can provide newly issued shares or treasury stock to satisfy stock option exercises and for the issuance of restricted stock. Future grants are no longer permitted under the 2002 Stock Incentive Plan of The Finish Line, Inc. (the “2002 Incentive Plan”); however, options previously issued under the 2002 Incentive Plan remain outstanding and exercisable.
Total share-based compensation expense in fiscal 2017, 2016, and 2015 was $11.0 million ($9.9 million from continuing operations and $1.1 million from discontinued operations), $10.9 million ($10.6 million from continuing operations and $0.3 million from discontinued operations), and $8.2 million ($8.0 million from continuing operations and $0.2 million from discontinued operations), respectively.
Stock Option Activity
Stock options have been granted to non-employee directors, officers, and other key employees. Generally, options outstanding under the 2002 Incentive Plan and Amended and Restated 2009 Incentive Plan are exercisable at a price equal to the fair market value on the date of grant, vest over four years, and expire ten years after the date of grant. The estimated weighted-average fair value of the individual options granted during fiscal 2017, 2016, and 2015 was $4.82, $6.49, and $8.40, respectively, on the date of the grants. The fair values of all options granted were determined using a Black-Scholes option-pricing model with the following weighted average assumptions for each fiscal year:

	2017	2016	2015
Dividend yield	2.2%	1.5%	1.2%
Volatility	32.9%	33.4%	36.6%
Risk-free interest rate	1.3%	1.4%	1.7%
Expected life	5.0 years	5.0 years	5.0 years
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
A reconciliation of the Company’s stock option activity, including stock option activity with employees of the Company’s discontinued operations, and related information for fiscal 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 27, 2016	2,546,228	$21.81
Granted	1,450,635	20.04
Exercised	(178,480)	16.04		$1,257,000
Forfeited and expired	(225,791)	22.22
Outstanding at February 25, 2017	3,592,592	$21.35	7.4	$1,719,000
Exercisable at February 25, 2017	1,816,854	$21.14	6.4	$1,694,000

As of February 25, 2017, there was $5.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.6 years.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during fiscal 2017, 2016, and 2015 was $1.3 million, $1.1 million, and $6.7 million, respectively.
The following table summarizes information concerning outstanding and exercisable options at February 25, 2017:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.00 - $10.00	135,833	2.6	$6.08	135,833	$6.08
$10.01 - $15.00	47,404	4.0	13.14	47,404	13.14
$15.01 - $20.00	720,910	8.0	18.58	397,302	19.22
$20.01 - $25.00	2,178,406	9.1	21.93	902,125	22.23
$25.01 +	510,039	8.1	27.60	334,190	27.73
	3,592,592	8.4	$21.35	1,816,854	$21.14
The Company recorded compensation expense related to stock options of $4.4 million, $5.9 million, and $3.9 million in fiscal 2017, 2016, and 2015, respectively.
Restricted Stock Activity
The Company has granted shares of the Company’s stock to non-employee directors, officers, and other key employees that are subject to restrictions. The restricted stock granted to employees under the Amended and Restated 2009 Incentive Plan either vests upon the achievement of specified levels of net income or earnings per share growth over a three-year period or cliff-vest after a three-year period. For performance-based awards, should the net income or earnings per share growth criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. The Company recorded compensation expense related to restricted stock of $6.5 million, $4.9 million, and $4.2 million in fiscal 2017, 2016, and 2015, respectively.
A reconciliation of the Company’s restricted stock activity and related information for fiscal 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at February 27, 2016	712,617	$23.22
Granted	479,781	19.64
Vested	(400,117)	22.06
Forfeited	(195,136)	22.87
Unvested at February 25, 2017	597,145	$21.36
As of February 25, 2017, there was $5.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of awards for which restrictions lapsed (upon which the stock vested) during fiscal 2017 was $8.8 million.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees are able to contribute up to 15% of their annual compensation to acquire shares of the Company’s common stock at 85% of the market price on a specified date each offering period. The amount of shares purchased per calendar year per employee cannot have a fair market value in excess of $25,000. There are 2,400,000 shares of common stock authorized for purchase under the ESPP, of which 37,000, 39,000, and 29,000 shares were purchased during fiscal 2017, 2016, and 2015, respectively. The Company recognizes compensation expense based on the 15% discount at purchase. The Company recorded compensation expense related to the ESPP of $0.1 million in each of fiscal 2017, 2016, and 2015.

9. Earnings Per Share

The Company measured its diluted earnings per share utilizing the treasury method for fiscal 2017 and the two-class method for fiscal 2016 and 2015 as those measurements were determined to be more dilutive between the two available methods in each of those fiscal years.
The following is a reconciliation of the numerators and denominators used in computing earnings per share for each of the following fiscal years (in thousands, except per share amounts):

	2017	2016	2015
Net income from continuing operations	$35,156	$28,922	$89,099
Net income from continuing operations attributable to The Finish Line, Inc. attributable to participating securities	—	347	1,067
Net income from continuing operations attributable to The Finish Line, Inc. available to shareholders	$35,156	$28,575	$88,032

Net loss from discontinued operations	$(53,364)	$(7,126)	$(9,357)
Net loss attributable to redeemable noncontrolling interest of discontinued operations	—	(96)	(2,251)
Net loss from discontinued operations attributable to The Finish Line, Inc. attributable to participating securities	—	(84)	(85)
Net loss from discontinued operations attributable to The Finish Line, Inc. available to shareholders	$(53,364)	$(6,946)	$(7,021)
Net (loss) income attributable to The Finish Line, Inc. available to shareholders	$(18,208)	$21,629	$81,011
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	40,911	44,565	47,268
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$0.86	$0.64	$1.86
Discontinued operations	(1.31)	(0.15)	(0.15)
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$(0.45)	$0.49	$1.71
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	40,911	44,565	47,268
Dilutive effect of potential common shares(a)	456	222	390
Diluted weighted-average number of common shares outstanding	41,367	44,787	47,658
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$0.85	$0.64	$1.85
Discontinued operations	(1.29)	(0.16)	(0.15)
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$(0.44)	$0.48	$1.70

 _____________

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 3.0 million, 1.7 million, and 0.6 million shares of common stock in fiscal 2017, 2016, and 2015, respectively, because the impact of such options would have been antidilutive.

10. Common Stock
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock with subsequent amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31,2019 (the “Share Repurchase Program”).

The Company repurchased 2.5 million shares of its common stock at an average price of $21.11 per share for an aggregate amount of $52.8 million in fiscal 2017. As of February 25, 2017, there were 4,791,936 shares remaining available to repurchase under the Share Repurchase Program.
As of February 25, 2017, the Company held 19,421,270 shares of its common stock as treasury shares at an average price of $20.52 per share for an aggregate carrying amount of $398.6 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan (“ESPP”), in the form of restricted stock, or for other corporate purposes. The number of shares of common stock available for issuance of awards of restricted stock and other awards, or upon the exercise of options, is limited under the Amended and Restated 2009 Incentive Plan. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On January 11, 2017, the Company increased its quarterly cash dividend to $0.11 per share from $0.10 per share of the Company’s common stock. The Company declared dividends of $17.0 million, $16.5 million, and $15.7 million during fiscal 2017, 2016, and 2015, respectively. As of February 25, 2017 and February 27, 2016, dividends declared but not paid were $4.5 million and $4.3 million, respectively. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
11. Impairment Charges and Store Closing Costs
The $13.3 million in impairment charges and store closing costs recorded during fiscal 2017 were primarily the result of an $11.5 million write-off of long-lived assets of underperforming stores and a $1.0 million write-off of obsolete store fixtures and corporate assets. The asset impairment charges for the obsolete store technology assets and fixtures were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.8 million in store closing costs during fiscal 2017, which represents the non-cash write-off of fixtures and equipment upon a store/shop closing.
The $43.6 million in impairment charges and store closing costs recorded during fiscal 2016 were primarily the result of a $33.3 million write-off of technology assets related to enterprise-wide systems infrastructure, as the Company determined that the systems were no longer going to be used for their originally intended purpose and instead the Company will focus on smaller upgrades and enhancements to its core systems going forward, an $8.4 million write-off of long-lived assets of underperforming stores, and a $1.1 million write-off of obsolete store fixtures and corporate assets. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.8 million in store closing costs during fiscal 2016.
The $2.0 million in impairment charges and store closing costs recorded during fiscal 2015 were primarily the result of a $0.2 million charge for the write-off of tangible and indefinite-lived intangible assets related to one of the Company’s websites, as the Company determined the website was no longer going to be used for its originally intended purpose, a $0.5 million write-off of long-lived assets of underperforming stores, and a $0.3 million write-off of obsolete store fixtures. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $1.0 million in store closing costs during fiscal 2015.
12. Commitments and Contingencies
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

13. Quarterly Financial Information (Unaudited)
The Company’s merchandise is marketed during all seasons, with the highest volume of merchandise sold during the second and fourth fiscal quarters as a result of back-to-school and holiday shopping. The third fiscal quarter has traditionally had the lowest volume of net sales and the lowest results of operations.
The following tables set forth quarterly operating data of the Company, including such data as a percentage of net sales, for fiscal 2017 and 2016. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	May 28, 2016		August 27, 2016		November 26, 2016		February 25, 2017
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$430,044	100.0%	$485,156	100.0%	$371,741	100.0%	$557,452	100.0%
Cost of sales (including occupancy costs)	296,867	69.0	331,447	68.3	272,377	73.3	395,298	70.9
Gross profit	133,177	31.0	153,709	31.7	99,364	26.7	162,154	29.1
Selling, general, and administrative expenses	117,549	27.3	116,511	24.0	118,133	31.7	128,705	23.1
Impairment charges and store closing costs	—	—	182	—	—	—	13,129	2.4
Operating income (loss)	15,628	3.7	37,016	7.7	(18,769)	(5.0)	20,320	3.6
Interest (income) expense, net	(6)	—	32	—	152	0.1	101	—
Income (loss) from continuing operations before income taxes	15,634	3.7	36,984	7.7	(18,921)	(5.1)	20,219	3.6
Income tax expense (benefit)	5,546	1.3	13,627	2.8	(8,332)	(2.3)	7,919	1.4
Net income (loss) from continuing operations	10,088	2.4	23,357	4.9	(10,589)	(2.8)	12,300	2.2
Net loss from discontinued operations, net of tax	(462)	(0.1)	(1,282)	(0.3)	(29,849)	(8.1)	(21,771)	(3.9)
Net income (loss) attributable to The Finish Line, Inc.	$9,626	2.3	$22,075	4.6	$(40,438)	(10.9)	$(9,471)	(1.7)
Basic earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a):
Continuing operations	$0.24		$0.56		$(0.26)		$0.30
Discontinued operations	(0.01)		(0.03)		(0.74)		(0.53)
Basic earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a)	$0.23		$0.53		$(1.00)		$(0.23)
Diluted earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a):
Continuing operations	$0.24		$0.56		$(0.26)		$0.30
Discontinued operations	(0.01)		(0.03)		(0.74)		(0.53)
Diluted earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a)	$0.23		$0.53		$(1.00)		$(0.23)
Dividends declared per share	$0.10		$0.10		$0.10		$0.11

(a)	Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total for the fiscal year.

	Quarter Ended
	May 30, 2015		August 29, 2015		November 28, 2015		February 27, 2016
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$419,398	100.0%	$458,713	100.0%	$361,025	100.0%	$559,845	100.0%
Cost of sales (including occupancy costs)	288,283	68.7	307,846	67.1	277,986	77.0	368,845	65.9
Gross profit	131,115	31.3	150,867	32.9	83,039	23.0	191,000	34.1
Selling, general, and administrative expenses	108,076	25.8	109,449	23.9	115,716	32.1	136,594	24.4
Impairment charges and store closing costs	168	—	160	—	167	—	43,142	7.7
Operating income (loss)	22,871	5.5	41,258	9.0	(32,844)	(9.1)	11,264	2.0
Interest expense (income), net	2	—	(1)	—	3	—	61	—
Income (loss) from continuing operations before income taxes	22,869	5.5	41,259	9.0	(32,847)	(9.1)	11,203	2.0
Income tax expense (benefit)	8,800	2.1	15,707	3.4	(13,389)	(3.7)	2,444	0.4
Net income (loss) from continuing operations	14,069	3.4	25,552	5.6	(19,458)	(5.4)	8,759	1.6
Net (loss) income from discontinued operations, net of tax	(280)	(0.1)	350	0.1	(2,377)	(0.6)	(4,723)	(0.9)
Net income (loss) attributable to The Finish Line, Inc.	$13,789	3.3	$25,902	5.7	$(21,835)	(6.0)	$4,036	0.7
Basic earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a):
Continuing operations	$0.31		$0.56		$(0.44)		$0.20
Discontinued operations	(0.01)		0.01		(0.05)		(0.11)
Basic earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a)	$0.30		$0.57		$(0.49)		$0.09
Diluted earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a):
Continuing operations	$0.30		$0.56		$(0.44)		$0.20
Discontinued operations	—		0.01		(0.05)		(0.11)
Diluted earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a)	$0.30		$0.57		$(0.49)		$0.09
Dividends declared per share	$0.09		$0.09		$0.09		$0.10

(a)	Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total for the fiscal year.

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
(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Except for information disclosed in Part I under the heading “Executive Officers of the Registrant,” the information required by this Item is incorporated by reference to the information contained under the captions “Management—Executive Officers and Directors,” “Management—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board of Directors, Committees, and Meetings—Meetings and Committees of the Board of Directors—The Audit Committee” in the Company’s Proxy Statement for its Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days of February 25, 2017 (the “2017 Proxy Statement”), the Company’s most recent fiscal year-end. The Company has a Code of Ethics policy that applies to all officers, employees, and directors of the Company. The text of the Code of Ethics and other corporate governance documents are available on the Company’s website at www.finishline.com.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information contained under the caption “Executive Compensation” in the 2017 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement.
Equity Compensation Plan Information
The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers, or lenders), as of February 25, 2017:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted average exercise price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2)
Equity compensation plans approved by shareholders	3,592,592	$21.35	6,373,622
Equity compensation plans not approved by shareholders	—	—	—
 _______________

(1)
These shares are subject to awards made or to be made under the Company’s Amended and Restated 2009 Incentive Plan and Employee Stock Purchase Plan, and awards previously made and which remain outstanding under the 2002 Incentive Plan and the Non-Employee Director Stock Option Plan.

(2)
Includes the following shares which remain available for future issuance under the referenced plans as of February 25, 2017: 4,499,802 shares under the Amended and Restated 2009 Incentive Plan and 1,873,820 shares under the Employee Stock Purchase Plan. Under the terms of the 2002 Incentive Plan, future grants are no longer permitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information contained under the captions “Executive Compensation—Transactions With Related Persons” and “Board of Directors, Committees, and Meetings—Independence of Directors” in the 2017 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information contained under the captions “Audit Committee Report—Independent Auditor Fee Information” and “Audit Committee Report—Pre-Approval Policies and Procedures” in the 2017 Proxy Statement.

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
(c) Exhibits
Item 15. Form 10-K Summary
Not applicable.

Exhibit Number	Description

2.1
Membership Interest Purchase Agreement, dated January 26, 2017, by and among Project Running Specialties, Inc., Project Running Specialties, LLC, and The Finish Line, Inc. (incorporated by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed on February 1, 2017).*

2.2	Amendment to Membership Interest Purchase Agreement dated February 24, 2017 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 1, 2017).

2.3
Transition Services Agreement between The Running Specialty Group Acquisitions I, LLC and The Finish Line, Inc., The Finish Line USA, Inc., and The Finish Line Distribution, Inc., dated February 24, 2017 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on March 1, 2017).

3.1
Restated Articles of Incorporation of The Finish Line, Inc., amended and restated as of July 23, 2009(incorporated by reference to Exhibit 3.1 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).

3.2	Bylaws of The Finish Line, Inc., amended as of July 23, 2009 (incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).

4.1
2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005) (incorporated by reference to Exhibit 4.1 of the registrant’s Annual Report on Form 10-K filed on April 29, 2013).**

4.2
Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005) (incorporated by reference to Exhibit 4.2 of the registrant’s Annual Report on Form 10-K filed on April 29, 2013).**

4.3
Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005) (incorporated by reference to Exhibit 4.3 of the registrant’s Annual Report on Form 10-K filed on April 29, 2013).**

4.4
Amendment No. 3 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005) (incorporated by reference to Exhibit 4.4 of the registrant’s Annual Report on Form 10-K filed on April 29, 2013).**

4.5
The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014 (incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-8 (Reg. No. 333-212858) filed on August 3, 2016).**

10.1	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.**

Exhibit Number	Description

10.2	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.**

10.3	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.**

10.4	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.**

10.5	Form of Incentive Stock Award Letter pursuant to the 2002 Stock Incentive Plan.**

10.6
Form of The Finish Line, Inc. 2009 Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.14 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).**

10.7
Form of the Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).**

10.8
Form of the Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement for Time Based Vesting (incorporated by reference to Exhibit 10.15 of the registrant’s Annual Report on Form 10-K filed on April 26, 2016).**

10.9
Form of the Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement for Performance Based Vesting (incorporated by reference to Exhibit 10.19 of the registrant’s Annual Report on Form 10-K filed on April 26, 2016).**

10.10
Form of Indemnity Agreement between The Finish Line, Inc. and each of its Directors or Executive Officers (incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).**

10.11
The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).**

10.12	The Finish Line, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).**

10.13	The Finish Line, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of the registrant’s Annual Report on Form 10-K filed on April 29, 2013).**

10.14	Amendment No. 1 to The Finish Line, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the registrant’s Annual Report on Form 10-K filed on April 29, 2013).**

10.15	Employment Agreement of Samuel M. Sato, effective as of February 28, 2016 (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on January 11, 2016).**

10.16	Employment Agreement of Edward W. Wilhelm, dated as of March 30, 2009 (incorporated by reference to Exhibit 10.12 of the registrant’s Annual Report on Form 10-K filed on April 29, 2014).**

10.17
Amendment No. 1 to the Amended and Restated Employment Agreement of Edward W. Wilhelm (incorporated by reference to Exhibit 10.13 of the registrant’s Annual Report on Form 10-K filed on April 29, 2014).**

10.18	Employment Agreement of Melissa A. Greenwell, dated as of February 5, 2016 (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on February 5, 2016).**

10.19	Employment Agreement of Imran Jooma, dated as of February 9, 2015 (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 26, 2015).**

10.20
Retirement Agreement, effective February 28, 2016, by and between The Finish Line, Inc. and Glenn S. Lyon (incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on January 11, 2016).**

10.21
Retirement Agreement, effective June 30, 2013, by and between The Finish Line, Inc. and Steven J. Schneider. (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on July 1, 2013).**

10.22
General Release and Covenant Not to Sue dated March 1, 2017 between Bill Kirkendall and The Finish Line, Inc. (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on March 3, 2017).**

10.23
Second Amended and Restated Revolving Credit Facility Credit Agreement, dated as of November 30, 2016, by and among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holding, LLC as Borrowers, The Finish Line MA, Inc., as Guarantor, certain Lenders named therein, and PNC Bank, National Association, as Administrative Agent, Lead Arranger, and Sole Book Runner (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on December 6, 2016).**

10.24
Second Amended and Restated Continuing Agreement of Guaranty and Suretyship - Subsidiaries, dated as of November 30, 2016, by The Finish Line MA, Inc. (incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on December 6, 2016).**

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

101
The following materials from the Company’s Form 10-K for the year ended February 25, 2017, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

*
The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601 (b) of Regulation S-K. The Company will furnish a copy of the omitted schedules or similar attachments to the SEC upon request.

**	Management contract or compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	April 25, 2017	By:	/S/ EDWARD W. WILHELM
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

Date:	April 25, 2017	/s/ SAMUEL M. SATO
Samuel M. Sato, Chief Executive Officer and Director (Principal Executive Officer)

Date:	April 25, 2017	/s/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	April 25, 2017	/s/ GLENN S. LYON
Glenn S. Lyon, Chairman of the Board

Date:	April 25, 2017	/s/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date:	April 25, 2017	/s/ WILLIAM P. CARMICHAEL
William P. Carmichael, Director

Date:	April 25, 2017	/s/ CATHERINE A. LANGHAM
Catherine A. Langham, Director

Date:	April 25, 2017	/s/ DOLORES A. KUNDA
Dolores A. Kunda, Director

Date:	April 25, 2017	/s/ NORMAN H. GURWITZ
Norman H. Gurwitz, Director

Date:	April 25, 2017	/s/ RICHARD P. CRYSTAL
Richard P. Crystal, Director

Date:	April 25, 2017	/s/ TORRENCE BOONE
Torrence Boone, Director

Exhibit Index

Exhibit Number	Description

10.1	Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.**

10.2	Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.**

10.3	Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan.**

10.4	Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan.**

10.5	Form of Incentive Stock Award Letter pursuant to the 2002 Stock Incentive Plan.**

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Form 10-K for the year ended February 25, 2017, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

**	Management contract or compensatory plan, contract, or arrangement.