Form 10-Q
period 2017-05-27
FINISH LINE INC /IN/
filed 2017-06-23
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock outstanding on June 9, 2017 was 40,146,954.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 27, 2017	May 28, 2016	February 25, 2017
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,979	$85,389	$90,856
Accounts receivable, net	18,078	16,087	20,470
Merchandise inventories, net	341,420	324,726	331,146
Income taxes receivable	14,902	—	35,559
Other current assets	27,856	18,855	13,379
Current assets held for sale	—	28,733	—
Total current assets	478,235	473,790	491,410
Property and equipment:
Land	1,557	1,557	1,557
Building	44,336	43,825	44,249
Leasehold improvements	206,120	196,562	206,446
Furniture, fixtures, and equipment	284,274	257,250	281,730
Construction in progress	7,270	10,290	6,503
	543,557	509,484	540,485
Less accumulated depreciation	299,114	272,102	292,588
Total property and equipment, net	244,443	237,382	247,897
Other assets, net	6,119	7,616	7,161
Long-term assets held for sale	—	49,066	—
Total assets	$728,797	$767,854	$746,468

See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	May 27, 2017	May 28, 2016	February 25, 2017
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168,136	$124,804	$166,614
Employee compensation	8,576	10,790	15,407
Accrued property and sales tax	7,084	7,741	9,750
Other liabilities and accrued expenses	23,425	31,897	30,200
Current liabilities held for sale	—	12,622	—
Total current liabilities	207,221	187,854	221,971
Commitments and contingencies
Deferred credits from landlords	32,454	31,801	32,133
Deferred income taxes	28,526	22,459	32,226
Other long-term liabilities	7,491	9,261	8,640
Long-term liabilities held for sale	—	1,958	—
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued	601	601	601
Shares outstanding - (May 27, 2017 – 40,148; May 28, 2016 – 41,447; February 25, 2017 – 40,337)
Additional paid-in capital	246,458	239,411	245,335
Retained earnings	607,828	644,615	604,136
Treasury stock, shares held - (May 27, 2017 – 19,610; May 28, 2016 – 18,311; February 25, 2017 – 19,421)	(401,782)	(370,106)	(398,574)
Total shareholders’ equity	453,105	514,521	451,498
Total liabilities and shareholders’ equity	$728,797	$767,854	$746,468
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 27, 2017	May 28, 2016
Net sales	$429,772	$430,044
Cost of sales (including occupancy costs)	302,345	296,867
Gross profit	127,427	133,177
Selling, general, and administrative expenses	112,412	117,549
Impairment charges and store closing costs	2,158	—
Operating income	12,857	15,628
Interest income, net	—	6
Income from continuing operations before income taxes	12,857	15,634
Income tax expense	4,860	5,546
Net income from continuing operations	7,997	10,088
Net income (loss) from discontinued operations, net of tax	143	(462)
Net income	$8,140	$9,626

Basic earnings per share:
Continuing operations	$0.20	$0.24
Discontinued operations	—	(0.01)
Basic earnings per share	$0.20	$0.23
Basic weighted average shares	40,274	41,769

Diluted earnings per share:
Continuing operations	$0.20	$0.24
Discontinued operations	—	(0.01)
Diluted earnings per share	$0.20	$0.23
Diluted weighted average shares	40,362	41,890

Dividends declared per share	$0.11	$0.10
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 27, 2017	May 28, 2016
Operating activities:
Net income	$8,140	$9,626
Net income (loss) from discontinued operations	143	(462)
Net income from continuing operations	7,997	10,088
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges and store closing costs	2,158	—
Depreciation	13,279	11,233
Deferred income taxes	(3,700)	(3,581)
Gain on disposals of property and equipment	(27)	(29)
Share-based compensation	1,921	2,940
Changes in operating assets and liabilities:
Accounts receivable, net	2,392	395
Merchandise inventories, net	(10,274)	23,240
Other assets	(14,265)	(1,659)
Accounts payable	3,624	(20,400)
Employee compensation	(6,502)	(6,812)
Income taxes receivable/payable	(13,153)	30,099
Other liabilities and accrued expenses	(7,995)	(2,537)
Deferred credits from landlords	321	1,298
Net cash (used in) provided by operating activities - continuing operations	(24,224)	44,275
Net cash provided by operating activities - discontinued operations	33,404	1,937
Net cash provided by operating activities	9,180	46,212
Investing activities:
Capital expenditures for property and equipment	(14,080)	(14,716)
Proceeds from disposals of property and equipment	14	351
Net cash used in investing activities - continuing operations	(14,066)	(14,365)
Net cash used in investing activities - discontinued operations	—	(150)
Net cash used in investing activities	(14,066)	(14,515)
Financing activities:
Dividends paid to shareholders	(4,486)	(4,291)
Proceeds from issuance of common stock, net of settlement of tax withholding obligations	(182)	(231)
Purchases of treasury stock	(3,823)	(21,281)
Net cash used in financing activities - continuing operations	(8,491)	(25,803)
Net cash used in financing activities - discontinued operations	(1,500)	—
Net cash used in financing activities	(9,991)	(25,803)
Net (decrease) increase in cash and cash equivalents	(14,877)	5,894
Cash and cash equivalents at beginning of period	90,856	79,495
Cash and cash equivalents at end of period	$75,979	$85,389
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of May 27, 2017 and May 28, 2016	$1,001	$854
Capital expenditures incurred but not yet paid as of February 25, 2017 and February 27, 2016	$3,111	$5,700
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
These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended February 25, 2017 (“fiscal 2017”), as filed with the Securities and Exchange Commission (“SEC”) on April 25, 2017.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers and has subsequently issued several amendments which clarify the guidance as well as provide guidance for implementation. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual or interim reporting periods beginning after December 15, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. The adoption of the new guidance could impact the timing, presentation, or disclosure of revenue recognition and related balance sheet accounts associated with the Company’s gift cards, loyalty programs, and product returns. The Company is currently assessing the impact of adopting this guidance within these areas and others, as well as the available transition methods, but does not, at this time, anticipate a material impact to its consolidated results of operations, financial position, or cash flows.
In February 2016, the FASB issued guidance on accounting for leases. A primary purpose of the guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Specifically, lessees will be required to recognize the rights and obligations resulting from leases classified as operating leases as assets and liabilities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, cash flows, and related disclosures and is expecting the guidance to have a material impact due to the significant number of store leases that the Company has under contract.
Other recently issued accounting pronouncements did not, or are not believed by management to have a material effect on the Company’s present or future consolidated financial statements.
Recently Adopted Accounting Pronouncements. In July 2015, the FASB issued guidance on simplifying the measurement of inventory. The guidance, which applies to inventory that is measured using any method other than the last-in, first-out (“LIFO”) or retail inventory methods, requires that entities measure inventory at the lower of cost or net realizable value. The Company adopted the provisions of this guidance prospectively on February 26, 2017. The adoption of this guidance did not have a material impact to the Company’s consolidated results of operations, financial position, or cash flows.

In March 2016, the FASB issued guidance on simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted the provisions of this guidance on February 26, 2017. The impact of the adoption resulted in the following:
•Excess tax benefits (deficiencies) resulting from share-based compensation are now recorded within income tax expense when the awards vest or are settled, rather than within equity. Additionally, excess tax benefits are now excluded from assumed future proceeds in the Company's calculation of diluted shares for purposes of determining diluted earnings per share. The prospective adoption of this provision did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows. The Company recorded excess tax deficiencies related to share-based compensation of approximately $0.2 million to income tax expense, whereas such expense previously would have been recorded in equity. In addition, the Company recorded approximately $0.1 million of previously unrecognized excess tax benefits as a cumulative-effect adjustment to beginning retained earnings.
•The Company elected to continue to expense share-based awards based on awards ultimately expected to vest, which requires the Company to continue to estimate forfeitures on the date of their grant.
•Excess tax benefits from share-based compensation arrangements are classified as cash flows from operations, rather than as cash flows from financing activities. The Company adopted this change retrospectively, which resulted in an immaterial increase to net cash provided by operating activities and an immaterial increase in cash flows used in financing activities for the thirteen weeks ended May 28, 2016.

2. Discontinued Operations and Subsequent Event
On February 24, 2017, the Company completed the sale of its JackRabbit division to affiliates of CriticalPoint Capital, LLC (the “Buyers”). The transaction took the form of a sale by the Company of its entire membership interest in its affiliated company, which owns JackRabbit, and a payment of $10.1 million.  The Buyers acquired all JackRabbit assets, inventory, leasehold interests, customary liabilities, intellectual property, and the JackRabbit trademark and name pursuant to the purchase agreement. On June 23, 2017, the Company and the Buyers entered into a settlement agreement whereby the Company agreed to an adjustment of $1.0 million to the purchase price related to the closing net working capital balances of JackRabbit. This change in purchase price is payable in two installments during the thirteen weeks ending August 26, 2017.
The sale of Jackrabbit resulted in an aggregate loss of $34.2 million, which represented the total cash payments to the Buyers on the date of sale of $10.1 million, additional purchase price agreed to on June 23, 2017 of $1.0 million, net assets assumed by the Buyers of $18.3 million, and one-time costs of approximately $4.8 million associated with the transaction.
Net income from discontinued operations for the thirteen weeks ended May 27, 2017 represents one-time benefits recorded that were associated with the JackRabbit division.
The following table presents key financial results of the Company included in “Net loss from discontinued operations, net of tax” for the thirteen weeks ended May 28, 2016 (in thousands):

Net sales	$23,471
Cost of sales (including occupancy costs)	16,837
Gross profit	6,634
Selling, general, and administrative expenses	7,350
Impairment charges and store closing costs	35
Loss from discontinued operations before income tax benefit	(751)
Income tax benefit	289
Net loss from discontinued operations, net of tax	$(462)

The following table presents the major classes of assets and liabilities presented as held for sale as of May 28, 2016 related to JackRabbit (in thousands):

ASSETS
Current assets:
Accounts receivable, net	$943
Merchandise inventories, net	27,582
Other	208
Total current assets	28,733
Property and equipment, net	4,129
Goodwill	44,029
Other assets, net	908
Total assets	$77,799

LIABILITIES
Current liabilities:
Accounts payable	$8,309
Employee compensation	874
Accrued property and sales tax	601
Other liabilities and accrued expenses	2,838
Total current liabilities	12,622
Deferred credits from landlords	1,902
Other long-term liabilities	56
Total liabilities	$14,580
3. Fair Value Measurements
Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table provides a summary of the recognized assets that are measured at fair value on a recurring basis (in thousands):

	May 27, 2017			May 28, 2016			February 25, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$4,688	$—	$—	$5,478	$—	$—	$5,517	$—	$—
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
The Company has certain assets that are measured at fair value on a non-recurring basis and adjusted to fair value under certain circumstances that include those described in Note 9, Impairment Charges and Store Closing Costs. The categorization used to measure the implied fair value of long-lived assets is considered a Level 3 measurement due to the subjective nature of the observable inputs used to determine the fair value.
4. Debt Agreement
The Company has an unsecured $125 million credit facility with a syndicate of financial institutions, which expires on November 30, 2021 (the “Credit Facility”). The Credit Facility provides that, under certain circumstances, the Company may increase the maximum amount of the Credit Facility in an aggregate principal amount not to exceed $200 million. The Credit Facility is used by the Company, among other things, to issue letters of credit, support working capital needs, fund capital expenditures, and for other general corporate purposes.
There were no outstanding borrowings as of May 27, 2017. Approximately $1.8 million in stand-by letters of credit were outstanding as of May 27, 2017. Accordingly, the total revolving credit availability was $123.2 million as of May 27, 2017.
The Company’s ability to borrow in the future is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Facility contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined by the Credit Facility) and minimum consolidated tangible net worth (as defined by the 2017 Credit Agreement). The Company was in compliance with all such covenants as of May 27, 2017.
The pricing grid is adjusted quarterly and is based on the Company’s leverage ratio. The minimum pricing is LIBOR plus 0.90% or Base Rate (as defined by the Credit Facility) and the maximum pricing is LIBOR plus 1.75% or Base Rate plus 0.75%. The Company is also subject to an unused commitment fee based on the Company’s leverage ratio with minimum pricing of 0.10% and maximum pricing of 0.25%. In addition, the Company is subject to a letter of credit fee based on the Company’s leverage ratio with minimum pricing of 0.40% and maximum pricing of 1.25%.
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

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 27, 2017	May 28, 2016
Net income from continuing operations	$7,997	$10,088
Net income from continuing operations attributable to participating securities	139	176
Net income from continuing operations available to shareholders	$7,858	$9,912

Net income (loss) from discontinued operations	$143	$(462)
Net income (loss) from discontinued operations attributable to participating securities	3	(9)
Net income (loss) from discontinued operations available to shareholders	$140	$(453)
Net income available to shareholders	$7,998	$9,459
Basic earnings per share:
Weighted-average number of common shares outstanding	40,274	41,769
Basic earnings per share:
Continued operations	$0.20	$0.24
Discontinued operations	—	(0.01)
Basic earnings per share	$0.20	0.23
Diluted earnings per share:
Weighted-average number of common shares outstanding	40,274	41,769
Dilutive effect of potential common shares(a)	88	121
Diluted weighted-average number of common shares outstanding	40,362	41,890
Diluted earnings per share:
Continued operations	$0.20	$0.24
Discontinued operations	—	(0.01)
Diluted earnings per share	$0.20	$0.23

(a)
The computation of diluted earnings per share excludes options to purchase approximately 3.4 million and 3.0 million shares of common stock in the thirteen weeks ended May 27, 2017 and May 28, 2016, respectively, because the impact of such options would have been anti-dilutive.

6. Common Stock
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock with subsequent amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31, 2019 (the “Share Repurchase Program”).
The Company repurchased 0.3 million shares of its common stock at an average price of $15.29 per share for an aggregate amount of $3.8 million during the thirteen weeks ended May 27, 2017. As of May 27, 2017, there were 4.5 million shares remaining available to repurchase under the Share Repurchase Program.
As of May 27, 2017, the Company held 19.6 million shares of its common stock as treasury shares at an average price of $20.49 per share for an aggregate carrying amount of $401.8 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan (“ESPP”), in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited under the Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014, and further amended as of June 27 and July 14, 2016. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On April 13, 2017, the Company announced a quarterly cash dividend of $0.11 per share of the Company’s common stock. The Company declared dividends of $4.5 million during the thirteen weeks ended May 27, 2017, all of which was included in other liabilities and accrued expenses as of May 27, 2017. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
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
8. Share-Based Compensation
General
Total share-based compensation expense for the thirteen weeks ended May 27, 2017 and May 28, 2016 was $1.9 million and $3.1 million ($2.9 million from continuing operations and $0.2 million from discontinued operations), respectively.
Restricted Stock Activity
The Company has granted shares of the Company’s common stock to non-employee directors, officers, and other key employees that are subject to restrictions. The shares of restricted stock granted to employees in fiscal year 2018 generally vest over a three-year period or vest upon the achievement of specified levels of earnings per share growth over a three-year period. The shares of restricted stock granted to employees prior to fiscal year 2018 generally cliff-vest after a three-year period or vest upon the achievement of specified levels of earnings per share growth over a three-year period. For performance-based awards, should the earnings per share growth criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. During the thirteen weeks ended May 27, 2017 and May 28, 2016, the Company granted approximately 0.4 million restricted shares.
9. Impairment Charges and Store Closing Costs
During the thirteen weeks ended May 27, 2017, the impairment charges and store closing costs represented a $2.0 million impairment of obsolete store fixtures and $0.2 million in store closing costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q may contain certain statements that the Company believes are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
These forward-looking statements generally can be identified by the use of statements that include, but are not limited to, words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “future,” “forecast,” “outlook,” “foresee,” “predict,” “potential,” “plan,” “project,” “goal,” “will,” “will be,” “continue,” “lead to,” “expand,” “grow,” “confidence,” “could,” “should,” “may,” “might,” or any variations of such words or other words or phrases with similar meanings. Similarly, statements that describe the Company’s objectives, plans, or goals also are forward-looking statements. All of these forward-looking statements are subject to risks, management assumptions, and uncertainties that could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); the availability and timely receipt of products; the ability to timely fulfill and ship products to customers; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending as well as increases in utility, freight, and product costs; product demand and market acceptance risks; deterioration of macro-economic and business conditions; the inability to locate and obtain or retain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing with other local, regional, and national retailers, as well as many of its own suppliers; loss of key employees; execution of strategic growth initiatives (including actual and potential mergers and acquisitions and other components of the Company’s capital allocation strategy); cybersecurity risks, including breach of customer data; a major failure of technology and information systems; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
General
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, contained in the Company’s Annual Report on Form 10-K for the year ended February 25, 2017. Unless otherwise noted, all amounts reflect the results of the Company’s continuing operations.
The Company is a premium retailer of athletic shoes, apparel, and accessories for men, women, and kids, throughout the United States, Guam, and Puerto Rico, through multiple operating segments.
Brick and mortar comparable sales are the change in net sales year over year for the reporting periods presented from Finish Line stores open longer than one year, beginning in the thirteenth month of a store’s operation. Expanded stores are excluded from the brick and mortar comparable sales calculation until the thirteenth month following the re-opening of the store and temporarily closed stores are excluded during the months that the store is closed. Brick and mortar comparable sales do not include sales from shops within department stores.
Digital comparable sales are the change in sales year over year for the reporting periods presented derived from finishline.com and m.finishline.com.
Finish Line comparable sales is the aggregation of brick and mortar comparable sales and digital comparable sales for the reporting periods presented.
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

The following tables set forth store/shop and square feet information of the Company for each of the following periods:

	Thirteen Weeks Ended
Number of stores/shops	May 27, 2017	May 28, 2016
Finish Line:
Beginning of period	573	591
Opened	—	1
Closed	(2)	(6)
End of period	571	586
Branded shops within department stores:
Beginning of period	374	392
Opened	1	—
Closed	—	—
End of period	375	392
Total:
Beginning of period	947	983
Opened	1	1
Closed	(2)	(6)
End of period	946	978

Square feet information	May 27, 2017	May 28, 2016
Finish Line:
Square feet	3,176,188	3,251,223
Average store size	5,563	5,548
Branded shops within department stores:
Square feet	527,713	476,533
Average shop size	1,407	1,216
Total:
Square feet	3,703,901	3,727,756

Results of Operations
The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	May 27, 2017		May 28, 2016
Footwear	$405,552	94%	$401,899	93%
Softgoods	24,220	6%	28,145	7%
Total net sales	$429,772	100%	$430,044	100%

The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for each of the following periods:

	Thirteen Weeks Ended
	May 27, 2017	May 28, 2016
Net sales	100.0%	100.0%
Cost of sales (including occupancy costs)	70.4	69.0
Gross profit	29.6	31.0
Selling, general, and administrative expenses	26.1	27.4
Impairment charges and store closing costs	0.5	—
Operating income	3.0	3.6
Interest income, net	—	—
Income from continuing operations before income taxes	3.0	3.6
Income tax expense	1.1	1.3
Net income from continuing operations	1.9	2.3
Net income (loss) from discontinued operations, net of tax	—	(0.1)
Net income	1.9%	2.2%

Thirteen Weeks Ended May 27, 2017 Compared to the Thirteen Weeks Ended May 28, 2016
Net Sales

	Thirteen Weeks Ended
	May 27, 2017	May 28, 2016
	(dollars in thousands)
Brick and mortar net sales	$276,686	$289,050
Digital net sales	70,031	67,913
Shops within department net sales	83,055	73,081
Total net sales	$429,772	$430,044

Brick and mortar comparable sales (decrease) increase	(2.2)%	1.8%
Digital comparable sales increase	3.1%	0.3%
Finish Line comparable sales (decrease) increase	(1.1)%	1.5%
Shops within department stores comparable sales increase	16.1%	26.3%
Net sales decreased 0.1% for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016, which was primarily due to the following:

•
A decrease in Finish Line net sales (composed of brick and mortar net sales and digital net sales) of 2.9% primarily due to a decrease in net Finish Line store count for the thirteen weeks ended May 27, 2017 as compared to the thirteen weeks ended May 28, 2016 as well as a decrease of 1.1% in Finish Line comparable store sales, which was due to a decrease in brick and mortar and digital conversion and traffic, partially offset by an increase in brick and mortar and digital average dollar per transaction; and

•	An increase in shops within department stores net sales of 13.6%, primarily due to an increase in comparable sales, partially offset by a decrease in non-branded shop net sales.
Footwear net sales increased 0.9% for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016, which was primarily driven by a men’s and kid’s footwear net sales increase in the low-single digits, partially offset by a women’s footwear net sales decrease in the high-single digits. Softgood net sales decreased 13.9% for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016, as the Company narrows its assortments to align its offering with customer demand. The Company expects softgood net sales to continue to be under pressure until the Company anniversaries the start of this initiative during the thirteen weeks ending November 25, 2017.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended
	May 27, 2017	May 28, 2016
	(dollars in thousands)
Cost of sales (including occupancy costs)	$302,345	$296,867
Gross profit	$127,427	$133,177
Gross profit as a percentage of net sales	29.6%	31.0%
Gross profit, as a percentage of net sales, decreased 1.4% for the thirteen weeks ended May 27, 2017 as compared to the thirteen weeks ended May 28, 2016, which was primarily due to a 1.4% decrease in product margin, as a percentage of net sales. The 1.4% decrease in product margin, as a percentage of net sales, was primarily due to lower full-priced merchandise sales driven by challenging market conditions combined with an increase in markdown percentages to clear slower moving merchandise as compared to the prior year comparable thirteen week period. The Company expects the market conditions it experienced during the thirteen weeks ended May 27, 2017 to potentially continue through the thirteen weeks ending August 26, 2017.

Selling, General, and Administrative Expenses

	Thirteen Weeks Ended
	May 27, 2017	May 28, 2016
	(dollars in thousands)
Selling, general, and administrative expenses	$112,412	$117,549
Selling, general, and administrative expenses as a percentage of net sales	26.1%	27.4%
Selling, general, and administrative expenses decreased $5.1 million for the thirteen weeks ended May 27, 2017 as compared to the thirteen weeks ended May 28, 2016, which was primarily due to the following: a decrease of approximately $2.0 million in supply chain expenses from the prior year, a decrease in overhead costs, a decrease in incentive compensation expense, and a decrease in credit card costs, partially offset by an increase in depreciation expense of $2.0 million and increases in variable costs.
Impairment Charges and Store Closing Costs

	Thirteen Weeks Ended
	May 27, 2017	May 28, 2016
	(dollars in thousands)
Impairment charges and store closing costs	$2,158	$—
Impairment charges and store closing costs as a percentage of net sales	0.5%	—%
Number of stores/shops closed	2	6
During the thirteen weeks ended May 27, 2017, the impairment charges and store closing costs represented a $2.0 million impairment of obsolete store fixtures and $0.2 million in store closing costs.
Interest Income, Net

	Thirteen Weeks Ended
	May 27, 2017	May 28, 2016
	(dollars in thousands)
Interest income, net	$—	$6
Interest income, net as a percentage of net sales	—%	—%
Interest income is earned on the Company’s investments and interest expense incurred is related to the Company’s revolving credit facility.
Income Tax Expense

	Thirteen Weeks Ended
	May 27, 2017	May 28, 2016
	(dollars in thousands)
Income tax expense	$4,860	$5,546
Income tax expense as a percentage of net sales	1.1%	1.3%
Effective income tax rate	37.8%	35.5%
The increase in the effective tax rate for the thirteen weeks ended May 27, 2017 is a result of an increase in non-deductible expenses incurred in the thirteen weeks ended May 27, 2017 as compared to the thirteen weeks ended May 28, 2016.

Net Income From Continuing Operations

	Thirteen Weeks Ended
	May 27, 2017	May 28, 2016
	(dollars in thousands)
Net income from continuing operations	$7,997	$10,088
Net income from continuing operations as a percentage of net sales	1.9%	2.3%
Diluted earnings per share	$0.20	$0.24
Net income from continuing operations decreased $2.1 million for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016, which was primarily due to the decrease in gross profit, as a percentage of net sales, and the increase in the effective income tax rate, partially offset by the decrease in selling, general, and administrative expenses.
Net Income (Loss) From Discontinued Operations, Net of Tax

	Thirteen Weeks Ended
	May 27, 2017	May 28, 2016
	(dollars in thousands)
Net income (loss) from discontinued operations, net of tax	$143	$(462)
Net income (loss) from discontinued operations as a percentage of net sales	—%	(0.1)%
Diluted earnings (loss) per share from discontinued operations	$—	$(0.01)
Net income from discontinued operations for the thirteen weeks ended May 27, 2017 represents one-time benefits recorded that were associated with the JackRabbit division. Net loss from discontinued operations for the thirteen weeks ended May 28, 2016 represents the net losses of JackRabbit for that period.
The following table presents key financial results of JackRabbit for the thirteen weeks ended May 28, 2016 :

Net sales	$23,471
Cost of sales (including occupancy costs)	16,837
Gross profit	6,634
Selling, general, and administrative expenses	7,350
Impairment charges and store closing costs	35
Loss from discontinued operations before income tax benefit	(751)
Income tax benefit	289
Net loss from discontinued operations, net of tax	$(462)
Liquidity and Capital Resources
The Company’s primary source of working capital is cash-on-hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	May 27, 2017	May 28, 2016	February 25, 2017
Cash and cash equivalents	$75,979	$85,389	$90,856
Merchandise inventories, net	$341,420	$324,726	$331,146
Interest-bearing debt	$—	$—	$—
Working capital	$271,014	$285,936	$269,439

Operating Activities
Net cash used in operating activities - continuing operations for the thirteen weeks ended May 27, 2017 was $24.2 million compared to net cash provided by operating activities - continuing operations of $44.3 million for the thirteen weeks ended May 28, 2016. The decrease in cash provided by operating activities was primarily the result of a decrease in net income from continuing operations and a net decrease in the cash inflow from working capital balances, partially offset by an increase in non-cash expenses for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016.
At May 27, 2017, the Company had cash and cash equivalents of $76.0 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At May 27, 2017, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories, net increased 5.1% at May 27, 2017 compared to May 28, 2016, and increased 3.1% from February 25, 2017. The increase in merchandise inventories, net over the prior year quarter supports the expected increase in net sales year over year. The increase in merchandise inventories, net from February 25, 2017 is due to seasonality as the Company required more merchandise inventories, net at May 27, 2017 compared to February 25, 2017 due to expected elevated net sales for the thirteen weeks ending August 26, 2017 as compared to the thirteen weeks ended May 27, 2017.
Investing Activities
Net cash used in investing activities - continuing operations for the thirteen weeks ended May 27, 2017 was $14.1 million compared to $14.4 million for the thirteen weeks ended May 28, 2016. The decrease in cash used in investing activities was primarily the result of a $0.6 million decrease in capital expenditures in the current year, partially offset by a $0.3 million decrease in proceeds from disposals of property and equipment.
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
Financing Activities
Net cash used in financing activities - continuing operations for the thirteen weeks ended May 27, 2017 was $8.5 million compared to $25.8 million for the thirteen weeks ended May 28, 2016. The $17.3 million decrease in cash used in financing activities was primarily due to a $17.5 million decrease in stock repurchases, partially offset by a $0.2 million increase in dividends paid to shareholders.
Revolving Credit Facility
The Company has an unsecured $125 million credit facility with a syndicate of financial institutions, which expires on November 30, 2021 (the “Credit Facility”). The Credit Facility provides that, under certain circumstances, the Company may increase the maximum amount of the Credit Facility in an aggregate principal amount not to exceed $200 million. The Credit Facility is used by the Company, among other things, to issue letters of credit, support working capital needs, fund capital expenditures, and for other general corporate purposes.
There were no outstanding borrowings as of May 27, 2017. Approximately $1.8 million in stand-by letters of credit were outstanding as of May 27, 2017. Accordingly, the total revolving credit availability was $123.2 million as of May 27, 2017.
The Company’s ability to borrow in the future is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Facility contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined by the Credit Facility) and minimum consolidated tangible net worth (as defined by the Credit Facility). The Company was in compliance with all such covenants as of May 27, 2017.
The pricing grid is adjusted quarterly and is based on the Company’s leverage ratio. The minimum pricing is LIBOR plus 0.90% or Base Rate (as defined by the Credit Facility) and the maximum pricing is LIBOR plus 1.75% or Base Rate plus 0.75%. The Company is also subject to an unused commitment fee based on the Company’s leverage ratio with minimum pricing of 0.10% and maximum pricing of 0.25%. In addition, the Company is subject to a letter of credit fee based on the Company’s leverage ratio with minimum pricing of 0.40% and maximum pricing of 1.25%.

Share Repurchase Program
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock with subsequent amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31, 2019 (the “Share Repurchase Program”).
The Company repurchased 0.3 million shares of its common stock at an average price of $15.29 per share for an aggregate amount of $3.8 million during the thirteen weeks ended May 27, 2017. As of May 27, 2017, there were 4.5 million shares remaining available to repurchase under the Share Repurchase Program.
As of May 27, 2017, the Company held 19.6 million shares of its common stock as treasury shares at an average price of $20.49 per share for an aggregate carrying amount of $401.8 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited under the Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014, and further amended as of June 27 and July 14, 2016. Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Dividends
On April 13, 2017, the Company announced a quarterly cash dividend of $0.11 per share of the Company’s common stock. The Company declared dividends of $4.5 million during the thirteen weeks ended May 27, 2017, all of which was included in other liabilities and accrued expenses as of May 27, 2017. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
Contractual Obligations
The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventories, net. For the thirteen weeks ended May 27, 2017, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended February 25, 2017, other than those which occur in the ordinary course of business (primarily changes in the Company’s merchandise inventories, net related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases).
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
For a discussion of the Company’s market risk associated with interest rates as of February 25, 2017, see “Quantitative and Qualitative Disclosures about Market Risks” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017. For the thirteen weeks ended May 27, 2017, there has been no significant change in related market risk factors.

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
Risk factors that affect the Company’s business and financial results are discussed in “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017. There has been no significant change to the identified risk factors for the thirteen weeks ended May 27, 2017.

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
Details on the shares repurchased under the Share Repurchase Program during the thirteen weeks ended May 27, 2017 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
February 26, 2017 – April 1, 2017	—	$—	—	4,791,936
April 2, 2017 – April 29, 2017	250,000	15.29	250,000	4,541,936
April 30, 2017 – May 27, 2017	—	—	—	4,541,936
	250,000	$15.29	250,000
_______________________
(1)The average price paid per share includes any brokerage commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description

10.1
General Release and Covenant Not to Sue dated March 1, 2017 between Bill Kirkendall and The Finish Line, Inc. (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on Marcy 3,2017).

10.2	Employment Agreement dated May 15, 2016 between The Finish Line, Inc. and John Hall.

10.3	Employment Agreement dated February 5, 2016 between The Finish Line, Inc. and Melissa A. Greenwell.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended May 27, 2017, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	June 23, 2017	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
General Release and Covenant Not to Sue dated March 1, 2017 between Bill Kirkendall and The Finish Line, Inc. (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on March 3,2017).

10.2	Employment Agreement dated May 15, 2016 between The Finish Line, Inc. and John Hall.

10.3	Employment Agreement dated February 5, 2016 between The Finish Line, Inc. and Melissa A. Greenwell.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended May 27, 2017, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.