Form 10-Q
period 2017-08-26
FINISH LINE INC /IN/
filed 2017-09-22
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock outstanding on September 8, 2017 was 40,193,933.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	August 26, 2017	August 27, 2016	February 25, 2017
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,918	$114,301	$90,856
Accounts receivable, net	14,629	19,225	20,470
Merchandise inventories, net	308,074	346,385	331,146
Income taxes receivable	16,461	—	35,559
Other current assets	14,955	15,747	13,379
Current assets held for sale	—	27,160	—
Total current assets	469,037	522,818	491,410
Property and equipment:
Land	1,557	1,557	1,557
Building	44,480	43,825	44,249
Leasehold improvements	208,044	207,150	206,446
Furniture, fixtures, and equipment	147,411	141,934	143,576
Construction in progress	2,726	1,872	5,966
	404,218	396,338	401,794
Less accumulated depreciation	250,871	242,885	244,200
Total property and equipment, net	153,347	153,453	157,594
Intangible assets, net	86,215	92,542	90,303
Other assets, net	5,440	7,579	7,161
Long-term assets held for sale	—	48,929	—
Total assets	$714,039	$825,321	$746,468

See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	August 26, 2017	August 27, 2016	February 25, 2017
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,141	$168,814	$166,614
Employee compensation	13,498	13,690	15,407
Accrued property and sales tax	9,163	9,997	9,750
Income taxes payable	—	8,497	—
Other liabilities and accrued expenses	25,439	30,381	30,200
Current liabilities held for sale	—	14,191	—
Total current liabilities	195,241	245,570	221,971
Commitments and contingencies
Deferred credits from landlords	34,255	32,021	32,133
Deferred income taxes	23,805	21,265	32,226
Other long-term liabilities	7,114	9,252	8,640
Long-term liabilities held for sale	—	2,019	—
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding - (August 26, 2017 – 40,235; August 27, 2016 – 40,562; February 25, 2017 – 40,337)	601	601	601
Additional paid-in capital	247,642	242,039	245,335
Retained earnings	606,158	662,639	604,136
Treasury stock, shares held - (August 26, 2017 – 19,523; August 27, 2016 – 19,197; February 25, 2017 – 19,421)	(400,777)	(390,085)	(398,574)
Total shareholders’ equity	453,624	515,194	451,498
Total liabilities and shareholders’ equity	$714,039	$825,321	$746,468
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
Net sales	$469,352	$485,156	$899,124	$915,200
Cost of sales (including occupancy costs)	339,020	331,447	641,365	628,314
Gross profit	130,332	153,709	257,759	286,886
Selling, general, and administrative expenses	121,772	116,511	234,184	234,060
Impairment charges and store closing costs	2,335	182	4,493	182
Operating income	6,225	37,016	19,082	52,644
Interest income (expense), net	10	(32)	10	(26)
Income from continuing operations before income taxes	6,235	36,984	19,092	52,618
Income tax expense	2,888	13,627	7,748	19,173
Net income from continuing operations	3,347	23,357	11,344	33,445
Net loss from discontinued operations, net of tax	(504)	(1,282)	(361)	(1,744)
Net income	$2,843	$22,075	$10,983	$31,701

Basic earnings per share:
Continuing operations	$0.08	$0.56	$0.28	$0.79
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.04)
Basic earnings per share	$0.07	$0.53	$0.27	$0.75
Basic weighted average shares	40,198	40,944	40,236	41,357

Diluted earnings per share:
Continuing operations	$0.08	$0.56	$0.28	$0.79
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.04)
Diluted earnings per share	$0.07	$0.53	$0.27	$0.75
Diluted weighted average shares	40,260	41,122	40,311	41,506

Dividends declared per share	$0.11	$0.10	$0.22	$0.20
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	August 26, 2017	August 27, 2016
Operating activities:
Net income	$10,983	$31,701
Net loss from discontinued operations	(361)	(1,744)
Net income from continuing operations	11,344	33,445
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges and store closing costs	4,493	182
Depreciation and amortization	26,822	23,023
Deferred income taxes	(8,370)	(4,923)
Gain on disposals of property and equipment	(20)	(54)
Share-based compensation	3,625	5,434
Changes in operating assets and liabilities:
Accounts receivable, net	5,841	(2,743)
Merchandise inventories, net	23,072	1,581
Other assets	(1,110)	1,511
Accounts payable	(14,519)	22,972
Employee compensation	(1,580)	(3,912)
Income taxes receivable/payable	(14,615)	38,861
Other liabilities and accrued expenses	(3,728)	(1,117)
Deferred credits from landlords	2,122	1,518
Net cash provided by operating activities - continuing operations	33,377	115,778
Net cash provided by operating activities - discontinued operations	31,961	3,577
Net cash provided by operating activities	65,338	119,355
Investing activities:
Capital expenditures for property and equipment	(20,135)	(27,366)
Payments for intangible assets	(5,057)	(7,301)
Proceeds from disposals of property and equipment	16	380
Payments for sale of discontinued operations	(1,986)	—
Net cash used in investing activities - continuing operations	(27,162)	(34,287)
Net cash used in investing activities - discontinued operations	—	(466)
Net cash used in investing activities	(27,162)	(34,753)
Financing activities:
Borrowings on revolving credit facility	—	30,000
Repayments on revolving credit facility	—	(30,000)
Dividends paid to shareholders	(8,993)	(8,512)
Proceeds from issuance of common stock, net of settlement of tax withholding obligations	202	1,275
Purchases of treasury stock	(3,823)	(42,559)
Net cash used in financing activities - continuing operations	(12,614)	(49,796)
Net cash used in financing activities - discontinued operations	(1,500)	—
Net cash used in financing activities	(14,114)	(49,796)
Net increase in cash and cash equivalents	24,062	34,806
Cash and cash equivalents at beginning of period	90,856	79,495
Cash and cash equivalents at end of period	$114,918	$114,301
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of August 26, 2017 and August 27, 2016	$895	$1,492
Capital expenditures incurred but not yet paid as of February 25, 2017 and February 27, 2016	$3,111	$5,700
See accompanying notes.

THE FINISH LINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements of The Finish Line, Inc., along with its consolidated subsidiaries (individually and collectively referred to as the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Certain balances from August 27, 2016 and February 25, 2017 were reclassified to conform to the August 26, 2017 presentation. Such reclassifications did not have an effect on short-term, long-term, or total assets. All intercompany transactions and balances have been eliminated.
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
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers and has subsequently issued several amendments which clarify the guidance as well as provide guidance for implementation. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The guidance is effective for annual or interim reporting periods beginning after December 15, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. The adoption of the new guidance could impact the timing, presentation, and disclosure of revenue recognition and related balance sheet accounts associated with the Company’s gift cards, loyalty programs, and product returns. The Company is currently assessing the impact of adopting this guidance within these areas and others, as well as the available transition methods, but does not, at this time, anticipate a material impact to its consolidated results of operations, financial position, or cash flows.
In February 2016, the FASB issued guidance on accounting for leases. A primary purpose of the guidance is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Specifically, lessees will be required to recognize the rights and obligations resulting from leases classified as operating lease as assets and liabilities. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect to adopt this guidance until it is required and is currently assessing the impact of adopting this guidance and its potential impact to its consolidated results of operations, financial position, cash flows, and related disclosures. The Company expects the guidance to have a material impact due to the significant number of store leases that the Company has under contract.
Other recently issued accounting pronouncements did not, or are not believed by management to have a material effect on the Company’s present or future consolidated financial statements.
Recently Adopted Accounting Pronouncements. In July 2015, the FASB issued guidance on simplifying the measurement of inventory. The guidance, which applies to inventory that is measured using any method other than the last-in, first-out (“LIFO”) or retail inventory method, requires that entities measure inventory at the lower of cost or net realizable value. The Company adopted the provisions of this guidance prospectively on February 26, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In March 2016, the FASB issued guidance on simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted the provisions of this guidance on February 26, 2017. The impact of the adoption resulted in the following:
• Excess tax benefits (deficiencies) resulting from share-based compensation are now recorded within income tax expense when the awards vest or are settled, rather than within equity. Additionally, excess tax benefits are now excluded from assumed future proceeds in the Company’s calculation of diluted shares for purposes of determining diluted earnings per share. The prospective adoption of this provision did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows. The Company recorded excess tax deficiencies related to share-based compensation of approximately $0.2 million and $0.4 million for the thirteen and twenty-six weeks ended August 26, 2017, respectively to income tax expense, whereas such expense previously would have been recorded in equity. In addition, the Company recorded approximately $0.1 million of previously unrecognized excess tax benefits as a cumulative-effect adjustment to beginning retained earnings.
•The Company elected to continue to expense share-based awards based on awards ultimately expected to vest, which requires the Company to continue to estimate forfeitures on the date of their grant.
•Excess tax benefits from share-based compensation arrangements are classified as cash flows from operations, rather than as cash flows from financing activities. The Company adopted this change retrospectively, which resulted in an increase of $0.1 million to net cash provided by operating activities and an increase of $0.1 million in cash flows used in financing activities for the twenty-six weeks ended August 26, 2017.
2. Discontinued Operations
On February 24, 2017, the Company completed the sale of its JackRabbit division to affiliates of CriticalPoint Capital, LLC (the “Buyers”). The transaction took the form of a sale by the Company of its entire membership interest in its affiliated company, which owns JackRabbit, and payments totaling $11.1 million, which includes a working capital adjustment agreed to with the Buyers on June 23, 2017 of $1.0 million, of which $0.8 million remains payable as of August 26, 2017 once certain conditions have been met by the Buyers. The Buyers acquired all JackRabbit assets including inventory, leasehold interests, customary liabilities, intellectual property, and the JackRabbit trademark and name pursuant to the purchase agreement.
The sale of JackRabbit resulted in an aggregate loss of $34.1 million, which represented the total cash payments to the Buyers of $11.1 million, net assets assumed by the Buyers of $18.3 million, and one-time costs of approximately $4.7 million associated with the transaction.
Net loss from discontinued operations for the thirteen and twenty-six weeks ended August 26, 2017 include the working capital adjustment of $1.0 million, offset by certain one-time benefits recorded that were associated with the JackRabbit division and the income tax benefit associated with the loss for the periods presented.
The following table presents key financial results of the Company included in “Net loss from discontinued operations, net of tax” (in thousands):

	Thirteen Weeks Ended August 27, 2016	Twenty-Six Weeks Ended August 27, 2016
Net sales	$24,247	$47,718
Cost of sales (including occupancy costs)	18,482	35,319
Gross profit	5,765	12,399
Selling, general, and administrative expenses	7,713	15,063
Impairment charges and store closing costs	154	189
Loss from discontinued operations before income tax benefit	(2,102)	(2,853)
Income tax benefit	820	1,109
Net loss from discontinued operations, net of tax	$(1,282)	$(1,744)

The following table presents the major classes of assets and liabilities presented as held for sale as of August 27, 2016, related to JackRabbit (in thousands):

ASSETS
Current assets:
Accounts receivable, net	$1,062
Merchandise inventories, net	25,878
Other	220
Total current assets	27,160
Property and equipment, net	3,992
Goodwill	44,029
Other assets, net	908
Total assets	$76,089

LIABILITIES
Current liabilities:
Accounts payable	$10,224
Employee compensation	945
Accrued property and sales tax	625
Other liabilities and accrued expenses	2,397
Total current liabilities	14,191
Deferred credits from landlords	1,980
Other long-term liabilities	39
Total liabilities	$16,210
3. Fair Value Measurements
Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table provides a summary of the recognized assets that are measured at fair value on a recurring basis (in thousands):

	August 26, 2017			August 27, 2016			February 25, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$4,262	$—	$—	$5,503	$—	$—	$5,517	$—	$—
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
There were no outstanding borrowings as of August 26, 2017. Approximately $1.6 million in stand-by letters of credit were outstanding as of August 26, 2017. Accordingly, the total revolving credit availability was $123.4 million as of August 26, 2017.
The Company’s ability to borrow in the future is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Facility contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined by the Credit Facility) and minimum consolidated tangible net worth (as defined by the Credit Facility). The Company was in compliance with all such covenants as of August 26, 2017.
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

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
Net income from continuing operations	$3,347	$23,357	$11,344	$33,445
Net income from continuing operations attributable to participating securities	65	444	209	609
Net income from continuing operations available to shareholders	$3,282	$22,913	$11,135	$32,836

Net loss from discontinued operations	$(504)	$(1,282)	$(361)	$(1,744)
Net loss from discontinued operations attributable to participating securities	(9)	(24)	(6)	(32)
Net loss from discontinued operations available to shareholders	$(495)	$(1,258)	$(355)	$(1,712)
Net income available to shareholders	$2,787	$21,655	$10,780	$31,124
Basic earnings per share:
Weighted-average number of common shares outstanding	40,198	40,944	40,236	41,357
Basic earnings per share:
Continued operations	$0.08	$0.56	$0.28	$0.79
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.04)
Basic earnings per share	$0.07	0.53	0.27	$0.75
Diluted earnings per share:
Weighted-average number of common shares outstanding	40,198	40,944	40,236	41,357
Dilutive effect of potential common shares(a)	62	178	75	149
Diluted weighted-average number of common shares outstanding	40,260	41,122	40,311	41,506
Diluted earnings per share:
Continued operations	$0.08	$0.56	$0.28	$0.79
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.04)
Diluted earnings per share	$0.07	$0.53	$0.27	$0.75

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 3.4 million and 3.1 million shares of common stock in the thirteen weeks ended August 26, 2017 and August 27, 2016, respectively, and 3.4 million and 3.0 million shares of common stock in the twenty-six weeks ended August 26, 2017 and August 27, 2016, respectively, because the impact of such options would have been anti-dilutive.

6. Common Stock and Subsequent Event
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock with subsequent amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31, 2019 (the “Share Repurchase Program”).
The Company repurchased 0.3 million shares of its common stock at an average price of $15.29 per share for an aggregate amount of $3.8 million during the twenty-six weeks ended August 26, 2017. As of August 26, 2017, there were 4.5 million shares remaining available to repurchase under the Share Repurchase Program.
As of August 26, 2017, the Company held 19.5 million shares of its common stock as treasury shares at an average price of $20.53 per share for an aggregate carrying amount of $400.8 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan (“ESPP”), in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited under The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014, and further amended as of June 27 and July 14, 2016. Further purchases may occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On July 13, 2017, the Company announced a quarterly cash dividend of $0.11 per share of the Company’s common stock. The Company declared dividends of $9.0 million during the twenty-six weeks ended August 26, 2017, of which $4.5 million was included in other liabilities and accrued expenses as of August 26, 2017. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
Shareholder Rights Plan
On August 28, 2017, the Company announced that its Board of Directors unanimously adopted a shareholder rights plan (the “Rights Plan”) to protect the best interests of Finish Line shareholders. The Board of Directors authorized the adoption of the Rights Plan to protect against any coercive or abusive takeover tactics, and help ensure that the Company’s shareholders are not deprived of the opportunity to realize the full and fair value of their investments.
In connection with the adoption of the Rights Plan, the Board of Directors authorized 10,000 shares of series A junior participating stock, no par value (“Preferred Stock”) and declared a dividend of one Preferred Stock purchase right (a “Right”) for each outstanding share of common stock of the Company on August 25, 2017. The authorization of the Preferred Stock became effective on August 28, 2017. The dividend was payable on September 11, 2017 to shareholders of record at the close of business on that date. Each Right initially entitles the registered holder to purchase from the Company one ten-thousandth of a share of Preferred Stock at a price of $26.00 per Right, in the event the Rights become exercisable, subject to adjustment.
In general, the Rights will become exercisable if a person or group becomes the beneficial owner of 12.5% or more of the outstanding common stock of the Company. In the event that the Rights become exercisable due to the triggering threshold being crossed, each Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of common stock having a market value at that time of twice the Right’s exercise price. Rights held by the triggering person or group will become void and will not be exercisable to purchase any shares. The Board, at its option, may exchange each Right (other than Rights owned by the triggering person or group that have become void) in whole or in part, at an exchange ratio of one share of common stock per outstanding Right, subject to adjustment.
Persons or groups that beneficially owned 12.5% or more of the outstanding Company common stock prior to the Company’s announcement of the Rights Plan will not cause the Rights to be exercisable until such time as those persons or groups become the beneficial owner of any additional shares of Company common stock.
The Rights Plan has an expiration date of August 28, 2020, or earlier if shareholder approval of the Rights Plan has not been obtained at or before the Company’s 2018 Annual Meeting of Shareholders. The Board of Directors will, in general, be entitled to redeem the Rights at $0.0001 per Right at any time before the triggering threshold is crossed.
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
8. Share-Based Compensation
General
Total share-based compensation expense for the twenty-six weeks ended August 26, 2017 and August 27, 2016 was $3.6 million and $5.7 million ($5.4 million from continuing operations and $0.3 million from discontinued operations), respectively.

Restricted Stock Activity
The Company has granted shares of the Company’s common stock to non-employee directors, officers, and other key employees that are subject to restrictions. The shares of restricted stock granted to employees in fiscal year 2018 generally vest over a three-year period or vest upon the achievement of specified levels of earnings per share growth over a three-year period. The shares of restricted stock granted to employees prior to fiscal year 2018 generally cliff-vest after a three-year period or vest upon the achievement of specified levels of earnings per share growth over a three-year period. For performance-based awards, should the earnings per share growth criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. During the twenty-six weeks ended August 26, 2017 and August 27, 2016, the Company granted approximately 0.4 million and 0.5 million restricted shares, respectively.
9. Impairment Charges and Store Closing Costs
During the thirteen weeks ended August 26, 2017, the impairment charges and store closing costs represented a $2.3 million impairment charge for obsolete store fixtures.
During the twenty-six weeks ended August 26, 2017, the impairment charges and store closing costs consisted of a $4.3 million impairment charge for obsolete store fixtures and $0.2 million in store closing costs.
10. Intangible Assets
Intangible assets primarily include capitalized software of $143.7 million, $132.5 million, and $138.7 million and its corresponding accumulated amortization of $57.5 million, $40.0 million, and $48.4 million as of August 26, 2017, August 27, 2016, and February 25, 2017, respectively.

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
The following tables set forth store/shop and square feet information of the Company for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Number of stores/shops	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
Finish Line:
Beginning of period	571	586	573	591
Opened	—	4	—	5
Closed	(2)	(5)	(4)	(11)
End of period	569	585	569	585
Branded shops within department stores:
Beginning of period	375	392	374	392
Opened	3	—	4	—
Closed	—	(1)	—	(1)
End of period	378	391	378	391
Total:
Beginning of period	946	978	947	983
Opened	3	4	4	5
Closed	(2)	(6)	(4)	(12)
End of period	947	976	947	976

Square feet information	August 26, 2017	August 27, 2016
Finish Line:
Square feet	3,175,989	3,249,455
Average store size	5,582	5,555
Branded shops within department stores:
Square feet	533,219	509,880
Average shop size	1,411	1,304
Total:
Square feet	3,709,208	3,759,335

Results of Operations
The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	August 26, 2017		August 27, 2016
Footwear	$438,878	94%	$451,271	93%
Softgoods	30,474	6%	33,885	7%
Total net sales	$469,352	100%	$485,156	100%

	Twenty-Six Weeks Ended
Category	August 26, 2017		August 27, 2016
Footwear	$844,430	94%	$853,170	93%
Softgoods	54,694	6%	62,030	7%
Total net sales	$899,124	100%	$915,200	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for each of the following periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	72.2	68.3	71.3	68.7
Gross profit	27.8	31.7	28.7	31.3
Selling, general, and administrative expenses	26.0	24.0	26.0	25.5
Impairment charges and store closing costs	0.5	0.1	0.6	—
Operating income	1.3	7.6	2.1	5.8
Interest income (expense), net	—	—	—	—
Income from continuing operations before income taxes	1.3	7.6	2.1	5.8
Income tax expense	0.6	2.8	0.8	2.1
Net income from continuing operations	0.7	4.8	1.3	3.7
Net loss from discontinued operations, net of tax	(0.1)	(0.2)	(0.1)	(0.2)
Net income	0.6%	4.6%	1.2%	3.5%

Thirteen and Twenty-Six Weeks Ended August 26, 2017 Compared to the Thirteen and Twenty-Six Weeks Ended August 27, 2016
Net Sales

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
	(dollars in thousands)		(dollars in thousands)
Brick and mortar stores sales	$311,065	$332,289	$587,751	$621,339
Digital sales	76,624	75,505	146,655	143,418
Shops within department stores sales	81,663	77,362	164,718	150,443
Total net sales	$469,352	$485,156	$899,124	$915,200

Brick and mortar comparable sales (decrease) increase	(5.9)%	1.4%	(4.2)%	1.6%
Digital comparable sales increase	1.5%	24.4%	2.3%	11.7%
Finish Line comparable sales (decrease) increase	(4.5)%	5.1%	(2.9)%	3.4%
Shops within department stores comparable sales increase	6.8%	31.1%	11.3%	28.7%
Net sales decreased 3.3% for the thirteen weeks ended August 26, 2017 compared to the thirteen weeks ended August 27, 2016, which was primarily due to the following:

•
A decrease in Finish Line net sales (composed of brick and mortar net sales and digital net sales) of 4.9% primarily due to a decrease of 4.5% in Finish Line comparable stores, as well as a decrease in net Finish Line store count for the thirteen weeks ended August 26, 2017 as compared to the thirteen weeks ended August 27, 2016; and

•	An increase in shops within department stores net sales of 5.6%, primarily due to an increase in comparable sales, partially offset by a decrease in non-branded shop net sales.
Footwear net sales decreased 2.7% for the thirteen weeks ended August 26, 2017 compared to the thirteen weeks ended August 27, 2016, which was primarily driven by a kid’s footwear net sales decrease in the high-single digits, a women’s footwear net sales decrease in the mid-single digits, and a men’s footwear net sales decrease in the low-single digits. Softgood net sales decreased 10.1% for the thirteen weeks ended August 26, 2017 compared to the thirteen weeks ended August 27, 2016, as the Company narrows its assortments to align its offering with customer demand. The Company expects softgood net sales to continue to be under pressure until the Company anniversaries the start of this initiative during the the thirteen weeks ended November 25, 2017.
Net sales decreased 1.8% for the twenty-six weeks ended August 26, 2017 compared to the twenty-six weeks ended August 27, 2016, which was primarily due to the following:

•
A decrease in Finish Line net sales (composed of brick and mortar net sales and digital net sales) of 4.0% primarily due to a decrease of 2.9% in Finish Line comparable sales, as well as a decrease in net Finish Line store count for the twenty-six weeks ended August 26, 2017 as compared to the twenty-six weeks ended August 27, 2016; and

•	An increase in shops within department stores net sales of 9.5%, primarily due to an increase in comparable sales, partially offset by a decrease in non-branded shop net sales.
Footwear net sales decreased 1.0% for the twenty-six weeks ended August 26, 2017 compared to the twenty-six weeks ended August 27, 2016, which was primarily driven by a women’s footwear net sales decrease in the mid-single digits and a men’s footwear net sales decrease in the low-single digits, partially offset by a kid’s footwear net sales increase in the low-single digits. Softgood net sales decreased 11.8% for the twenty-six weeks ended August 26, 2017 compared to the twenty-six weeks ended August 27, 2016, as the Company narrows its assortments to align its offering with customer demand. The Company expects softgood net sales to continue to be under pressure until the Company anniversaries the start of this initiative during the thirteen weeks ended November 25, 2017.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
	(dollars in thousands)		(dollars in thousands)
Cost of sales (including occupancy costs)	$339,020	$331,447	$641,365	$628,314
Gross profit	$130,332	$153,709	$257,759	$286,886
Gross profit as a percentage of net sales	27.8%	31.7%	28.7%	31.3%
Gross profit, as a percentage of net sales, decreased 3.9% for the thirteen weeks ended August 26, 2017 as compared to the thirteen weeks ended August 27, 2016, which was primarily due to a 3.3% decrease in product margin, as a percentage of net sales and a 0.6% increase in occupancy costs, as a percentage of net sales. The 3.3% decrease in product margin, as a percentage of net sales, was primarily due to increased markdown cadence to be competitive in a highly promotional environment and to clear slow moving merchandise as compared to the thirteen weeks ended August 27, 2016.
Gross profit, as a percentage of net sales, decreased 2.6% for the twenty-six weeks ended August 26, 2017 as compared to the twenty-six weeks ended August 27, 2016, which was primarily due to a 2.4% decrease in product margin, as a percentage of net sales and a 0.2% increase in occupancy costs, as a percentage of net sales. The 2.4% decrease in product margin, as a percentage of net sales, was primarily due to increased markdown cadence to be competitive in a highly promotional environment and to clear slow moving merchandise as compared to the twenty-six weeks ended August 27, 2016.
Selling, General, and Administrative Expenses

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
	(dollars in thousands)		(dollars in thousands)
Selling, general, and administrative expenses	$121,772	$116,511	$234,184	$234,060
Selling, general, and administrative expenses as a percentage of net sales	26.0%	24.0%	26.0%	25.5%
Selling, general, and administrative expenses increased $5.3 million for the thirteen weeks ended August 26, 2017 as compared to the thirteen weeks ended August 27, 2016, which was primarily due to the following: increases in depreciation and amortization expenses of $1.8 million due to store renovations and charges related to self-funded health insurance and worker’s compensation plans, partially offset by a decrease in credit card costs and supply chain expenses.
Selling, general, and administrative expenses increased $0.1 million for the twenty-six weeks ended August 26, 2017 as compared to the twenty-six weeks ended August 27, 2016, which was primarily due to the following: increases in depreciation and amortization expenses of $3.8 million due to store renovations and charges for license fees and shipping costs, partially offset by a decrease in credit card costs and supply chain expenses.
Impairment Charges and Store Closing Costs

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
	(dollars in thousands)		(dollars in thousands)
Impairment charges and store closing costs	$2,335	$182	$4,493	$182
Impairment charges and store closing costs as a percentage of net sales	0.5%	0.1%	0.6%	—%
Number of stores/shops closed	2	6	4	12
During the thirteen weeks ended August 26, 2017, the impairment charges and store closing costs represented a $2.3 million impairment charge for obsolete store fixtures.
During the twenty-six weeks ended August 26, 2017, the impairment charges and store closing costs consisted of a $4.3 million impairment charge for obsolete store fixtures and $0.2 million in store closing costs.

Interest Income (Expense), Net

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
	(dollars in thousands)		(dollars in thousands)
Interest income (expense), net	$10	$(32)	$10	$(26)
Interest income (expense), net as a percentage of net sales	—%	—%	—%	—%
Interest income is earned on the Company’s investments and interest expense incurred is related to the Company’s revolving credit facility.
Income Tax Expense

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
	(dollars in thousands)		(dollars in thousands)
Income tax expense	$2,888	$13,627	$7,748	$19,173
Income tax expense as a percentage of net sales	0.6%	2.8%	0.8%	2.1%
Effective income tax rate	46.3%	36.8%	40.6%	36.4%
The increase in the effective tax rate for the thirteen and twenty-six weeks ended August 26, 2017 is a result of an increase in non-deductible expenses incurred and a decrease in book income in the current year compared to the thirteen and twenty-six weeks ended August 27, 2016.
Net Income From Continuing Operations

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
	(dollars in thousands)		(dollars in thousands)
Net income from continuing operations	$3,347	$23,357	$11,344	$33,445
Net income from continuing operations as a percentage of net sales	0.7%	4.8%	1.3%	3.7%
Diluted earnings per share	$0.08	$0.56	$0.28	$0.79
Net income from continuing operations decreased $20.0 million for the thirteen weeks ended August 26, 2017 compared to the thirteen weeks ended August 27, 2016, which was primarily due to the decrease in sales, gross profit, as a percentage of net sales, and an increase in selling, general, and administrative expenses, partially offset by a decrease in income tax expense.
Net income from continuing operations decreased $22.1 million for the twenty-six weeks ended August 26, 2017 compared to the twenty-six weeks ended August 27, 2016, which was primarily due to the decrease in sales, gross profit, as a percentage of net sales, and an increase in selling, general, and administrative expenses, partially offset by a decrease in income tax expense.

Net Loss From Discontinued Operations, Net of Tax

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2017	August 27, 2016	August 26, 2017	August 27, 2016
	(dollars in thousands)		(dollars in thousands)
Net loss from discontinued operations, net of tax	$(504)	$(1,282)	$(361)	$(1,744)
Net loss from discontinued operations as a percentage of net sales	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Diluted loss per share from discontinued operations	$(0.01)	$(0.03)	$(0.01)	$(0.04)
Net loss from discontinued operations for the thirteen and twenty-six weeks ended August 26, 2017 include a working capital adjustment which increased the purchase price by $1.0 million, offset by certain one-time benefits that were associated with the JackRabbit division and the income tax benefit associated with the loss for the periods presented.
The following table presents key financial results of JackRabbit for the thirteen and twenty-six weeks ended August 27, 2016 :

	Thirteen Weeks Ended August 27, 2016	Twenty-Six Weeks Ended August 27, 2016
Net sales	$24,247	$47,718
Cost of sales (including occupancy costs)	18,482	35,319
Gross profit	5,765	12,399
Selling, general, and administrative expenses	7,713	15,063
Impairment charges and store closing costs	154	189
Loss from discontinued operations before income tax benefit	(2,102)	(2,853)
Income tax benefit	820	1,109
Net loss from discontinued operations, net of tax	$(1,282)	$(1,744)
Liquidity and Capital Resources
The Company’s primary source of working capital is cash-on-hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	August 26, 2017	August 27, 2016	February 25, 2017
Cash and cash equivalents	$114,918	$114,301	$90,856
Merchandise inventories, net	$308,074	$346,385	$331,146
Interest-bearing debt	$—	$—	$—
Working capital	$273,796	$277,248	$269,439
Operating Activities
Net cash provided by operating activities - continuing operations for the twenty-six weeks ended August 26, 2017 was $33.4 million compared to $115.8 million for the twenty-six weeks ended August 27, 2016. The decrease in cash provided by operating activities was primarily the result of a decrease in net income from continuing operations and a decrease in the cash inflow from working capital balances, partially offset by an increase in non-cash expenses for the twenty-six weeks ended August 26, 2017 compared to the twenty-six weeks ended August 27, 2016.
At August 26, 2017, the Company had cash and cash equivalents of $114.9 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At August 26, 2017, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories, net decreased 11.1% at August 26, 2017 compared to August 27, 2016, and decreased 7.0% from February 25, 2017. The decrease in merchandise inventories, net over the prior year quarter is due to reductions in planned inventory levels similar to the sales decreases that occurred during the twenty-six weeks ended August 26, 2017 compared to the twenty-six weeks ended August 27, 2016. The decrease in merchandise inventories, net from February 25, 2017 is due to seasonality as the Company required less merchandise inventories, net at August 26, 2017 compared to February 25, 2017 due to expected elevated net sales for the thirteen weeks ended May 27, 2017 as compared to the thirteen weeks ending November 25, 2017.
Investing Activities
Net cash used in investing activities - continuing operations for the twenty-six weeks ended August 26, 2017 was $27.2 million compared to $34.3 million for the twenty-six weeks ended August 27, 2016. The decrease in cash used in investing activities was primarily the result of a $9.5 million decrease in capital expenditures and payments for intangible assets in the current year, partially offset by $2.0 million in payments for the sale of discontinued operations and a $0.4 million decrease in proceeds from disposals of property and equipment.
The Company intends to invest approximately $45-50 million in capital expenditures during fiscal 2018. Of this amount, approximately $30 million is intended for the construction of approximately 3 new brick and mortar stores and the remodeling or repositioning of 40-50 existing brick and mortar stores with the new store design. In addition, approximately $5 million is expected to be spent to reposition and expand approximately 60 shops within department stores. The remaining $10-15 million to be invested is related primarily to the Company’s mobile first strategy, digital site enhancements, increased CRM loyalty management capabilities, and information security enhancements. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.
Financing Activities
Net cash used in financing activities - continuing operations for the twenty-six weeks ended August 26, 2017 was $12.6 million compared to $49.8 million for the twenty-six weeks ended August 27, 2016. The $37.2 million decrease in cash used in financing activities was primarily due to a $38.7 million decrease in stock repurchases, partially offset by a $1.1 million decrease in proceeds from the issuance of common stock and a $0.5 million increase in dividends paid to shareholders.
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
There were no outstanding borrowings as of August 26, 2017. Approximately $1.6 million in stand-by letters of credit were outstanding as of August 26, 2017. Accordingly, the total revolving credit availability was $123.4 million as of August 26, 2017.
The Company’s ability to borrow in the future is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Facility contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined by the Credit Facility) and minimum consolidated tangible net worth (as defined by the Credit Facility). The Company was in compliance with all such covenants as of August 26, 2017.
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
The Company repurchased 0.3 million shares of its common stock at an average price of $15.29 per share for an aggregate amount of $3.8 million during the twenty-six weeks ended August 26, 2017. As of August 26, 2017, there were 4.5 million shares remaining available to repurchase under the Share Repurchase Program.

As of August 26, 2017, the Company held 19.5 million shares of its common stock as treasury shares at an average price of $20.53 per share for an aggregate carrying amount of $400.8 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited under the Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014, and further amended as of June 27 and July 14, 2016. Further purchases may occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Dividends
On July 13, 2017, the Company announced a quarterly cash dividend of $0.11 per share of the Company’s common stock. The Company declared dividends of $9.0 million during the twenty-six weeks ended August 26, 2017, of which $4.5 million was included in other liabilities and accrued expenses as of August 26, 2017. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
Shareholder Rights Plan
As initially disclosed on August 28, 2017, the Company announced that its Board of Directors unanimously adopted a shareholder rights plan (the “Rights Plan”) to protect the best interests of Finish Line shareholders. The Board of Directors authorized the adoption of the Rights Plan to protect against any coercive or abusive takeover tactics, and help ensure that the Company’s shareholders are not deprived of the opportunity to realize the full and fair value of their investment. The Rights Plan is discussed in further detail in Note 6 of the notes to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which discussion is incorporated by reference herein.
Contractual Obligations
The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventories, net. For the twenty-six weeks ended August 26, 2017, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended February 25, 2017, other than those which occur in the ordinary course of business (primarily changes in the Company’s merchandise inventories, net related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases).
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
For a discussion of the Company’s market risk associated with interest rates as of February 25, 2017, see “Quantitative and Qualitative Disclosures about Market Risks” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017. For the twenty-six weeks ended August 26, 2017, there has been no significant change in related market risk factors.

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
Risk factors that affect the Company’s business and financial results are discussed in “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017. There has been no material changes to the identified risk factors for the twenty-six weeks ended August 26, 2017, except those as follows:

The Company’s shareholder rights plan could make it difficult for a third party to acquire control of the Company.

In August 2017, the Company’s Board of Directors adopted a shareholder rights plan which, among other things, provides for the potential issuance of dilutive junior participating preferred stock in the event any person or group becomes the beneficial owner of 12.5% or more of the outstanding common stock of the Company.  While the Company believes its shareholder rights plan enables its Board of Directors to help ensure that the Company’s shareholders are not deprived of the opportunity to realize the full and fair value of their investments, the Rights Plan may inhibit a change in control of the Company by a third party in a transaction not approved by the Company’s Board of Directors.  If a change in control is inhibited or delayed in this manner, it may adversely affect the market price of the Company’s common stock.

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
Details on the shares repurchased under the Share Repurchase Program during the thirteen weeks ended August 26, 2017 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
May 28, 2017 – July 1, 2017	—	$—	—	4,541,936
July 2, 2017 – July 29, 2017	—	—	—	4,541,936
July 30, 2017 – August 26, 2017	—	—	—	4,541,936
	—	$—	—
_______________________
(1)The average price paid per share includes any brokerage commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description

3.1
Restated Articles of Incorporation of The Finish Line, Inc., amended and restated as of July 23, 2009 (incorporated by reference to Exhibit 3.1 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).

3.2	Articles of Amendment to Restated Articles of Incorporation of the Company, dated August 28, 2017 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-A filed on August 28, 2017).

4.1
Rights Agreement, dated as of August 28, 2017, between The Finish Line, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (which includes the Articles of Amendment Establishing Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, the Form of Rights Certificate as Exhibit B to the Rights Agreement, and the Summary of Rights to Purchase Preferred Shares as Exhibit C to the Rights Agreement) (incorporated by reference to Exhibit 4.1 of the registrant’s Form 8-A filed on August 28, 2017).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1**	Agreement between the Finish Line, Inc. and Mr. Norman Gurwitz, Director, dated as of June 5, 2017, regarding the terms of Mr. Gurwitz’s retirement and related compensation.

101*
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended August 26, 2017, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	September 22, 2017	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1
Restated Articles of Incorporation of The Finish Line, Inc., amended and restated as of July 23, 2009 (incorporated by reference to Exhibit 3.1 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).

3.2	Articles of Amendment to Restated Articles of Incorporation of the Company, dated August 28, 2017 (incorporated by reference to Exhibit 3.1 of the registrant’s Form 8-A filed on August 28, 2017).

4.1
Rights Agreement, dated as of August 28, 2017, between The Finish Line, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (which includes the Articles of Amendment Establishing Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, the Form of Rights Certificate as Exhibit B to the Rights Agreement, and the Summary of Rights to Purchase Preferred Shares as Exhibit C to the Rights Agreement) (incorporated by reference to Exhibit 4.1 of the registrant’s Form 8-A filed on August 28, 2017).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1**	Agreement between the Finish Line, Inc. and Mr. Norman Gurwitz, Director, dated as of June 5, 2017, regarding the terms of Mr. Gurwitz’s retirement and related compensation.

101*
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended August 26, 2017, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Income-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

* Filed herewith
** Furnished herewith