Form 10-Q
period 2017-11-25
FINISH LINE INC /IN/
filed 2017-12-21
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock outstanding on December 8, 2017 was 40,326,062.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	November 25, 2017	November 26, 2016	February 25, 2017
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,194	$33,297	$90,856
Accounts receivable, net	18,919	23,460	20,470
Merchandise inventories, net	392,099	401,528	331,146
Income taxes receivable	10,769	8,298	35,559
Other current assets	12,358	15,931	13,379
Current assets held for sale	—	31,935	—
Total current assets	511,339	514,449	491,410
Property and equipment:
Land	1,557	1,557	1,557
Building	44,610	44,039	44,249
Leasehold improvements	207,063	215,796	206,446
Furniture, fixtures, and equipment	147,369	147,219	143,576
Construction in progress	2,274	6,057	5,966
	402,873	414,668	401,794
Less accumulated depreciation	251,931	248,013	244,200
Total property and equipment, net	150,942	166,655	157,594
Intangible assets, net	84,266	91,658	90,303
Other assets, net	5,191	8,874	7,161
Total assets	$751,738	$781,636	$746,468

See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	November 25, 2017	November 26, 2016	February 25, 2017
	(unaudited)	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193,134	$178,764	$166,614
Revolving credit facility	—	17,000	—
Employee compensation	12,909	11,955	15,407
Accrued property and sales tax	9,774	9,015	9,750
Other liabilities and accrued expenses	27,416	30,503	30,200
Current liabilities held for sale	—	15,344	—
Total current liabilities	243,233	262,581	221,971
Commitments and contingencies
Deferred credits from landlords	34,631	32,401	32,133
Deferred income taxes	29,649	12,015	32,226
Other long-term liabilities	6,850	8,971	8,640
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding - (November 25, 2017 – 40,325; November 26, 2016 – 40,503; February 25, 2017 – 40,337)	601	601	601
Additional paid-in capital	247,700	220,953	245,335
Retained earnings	588,738	639,138	604,136
Treasury stock, shares held - (November 25, 2017 – 19,433; November 26, 2016 – 19,256; February 25, 2017 – 19,421)	(399,664)	(395,024)	(398,574)
Total shareholders’ equity	437,375	465,668	451,498
Total liabilities and shareholders’ equity	$751,738	$781,636	$746,468
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
Net sales	$378,533	$371,741	$1,277,657	$1,286,941
Cost of sales (including occupancy costs)	281,117	272,377	922,482	900,691
Gross profit	97,416	99,364	355,175	386,250
Selling, general, and administrative expenses	114,703	118,133	348,887	352,193
Impairment charges and store closing costs	4,286	—	8,779	182
Operating (loss) income	(21,573)	(18,769)	(2,491)	33,875
Interest income (expense), net	7	(152)	17	(178)
(Loss) income from continuing operations before income taxes	(21,566)	(18,921)	(2,474)	33,697
Income tax (benefit) expense	(8,625)	(8,332)	(877)	10,841
Net (loss) income from continuing operations	(12,941)	(10,589)	(1,597)	22,856
Net income (loss) from discontinued operations, net of tax	27	(29,849)	(334)	(31,593)
Net loss	$(12,914)	$(40,438)	$(1,931)	$(8,737)

Basic (loss) earnings per share:
Continuing operations	$(0.32)	$(0.26)	$(0.04)	$0.55
Discontinued operations	—	(0.74)	(0.01)	(0.76)
Basic loss per share	$(0.32)	$(1.00)	$(0.05)	$(0.21)
Basic weighted average shares	40,313	40,511	40,262	41,075

Diluted (loss) earnings per share:
Continuing operations	$(0.32)	$(0.26)	$(0.04)	$0.54
Discontinued operations	—	(0.74)	(0.01)	(0.75)
Diluted loss earnings per share	$(0.32)	$(1.00)	$(0.05)	$(0.21)
Diluted weighted average shares	40,313	40,511	40,262	41,234

Dividends declared per share	$0.11	$0.10	$0.33	$0.30
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	November 25, 2017	November 26, 2016
Operating activities:
Net loss	$(1,931)	$(8,737)
Net loss from discontinued operations	(334)	(31,593)
Net (loss) income from continuing operations	(1,597)	22,856
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charges and store closing costs	8,779	182
Depreciation and amortization	38,997	35,109
Deferred income taxes	(2,526)	2,748
Loss on disposals of property and equipment	2	623
Share-based compensation	4,956	7,970
Changes in operating assets and liabilities:
Accounts receivable, net	1,551	(6,978)
Merchandise inventories, net	(60,953)	(53,562)
Other assets	1,750	(96)
Accounts payable	32,490	31,784
Employee compensation	(2,169)	(5,647)
Income taxes receivable/payable	(9,049)	22,940
Other liabilities and accrued expenses	(1,285)	(2,176)
Deferred credits from landlords	2,498	1,898
Net cash provided by operating activities - continuing operations	13,444	57,651
Net cash provided by (used in) operating activities - discontinued operations	31,988	(38)
Net cash provided by operating activities	45,432	57,613
Investing activities:
Capital expenditures for property and equipment	(30,498)	(48,072)
Payments for intangible assets	(7,348)	(10,549)
Proceeds from disposals of property and equipment	25	392
Payments for sale of discontinued operations	(2,486)	—
Net cash used in investing activities - continuing operations	(40,307)	(58,229)
Net cash used in investing activities - discontinued operations	—	(760)
Net cash used in investing activities	(40,307)	(58,989)
Financing activities:
Borrowings on revolving credit facility	5,000	47,000
Repayments on revolving credit facility	(5,000)	(30,000)
Dividends paid to shareholders	(13,505)	(12,648)
Proceeds from issuance of common stock, net of settlement of tax withholding obligations	41	(851)
Purchases of treasury stock	(3,823)	(48,323)
Net cash used in financing activities - continuing operations	(17,287)	(44,822)
Net cash used in financing activities - discontinued operations	(1,500)	—
Net cash used in financing activities	(18,787)	(44,822)
Net decrease in cash and cash equivalents	(13,662)	(46,198)
Cash and cash equivalents at beginning of period	90,856	79,495
Cash and cash equivalents at end of period	$77,194	$33,297
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid as of November 25, 2017 and November 26, 2016	$379	$2,630
Capital expenditures incurred but not yet paid as of February 25, 2017 and February 27, 2016	$3,111	$5,700
See accompanying notes.

THE FINISH LINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation. The accompanying unaudited consolidated financial statements of The Finish Line, Inc., along with its consolidated subsidiaries (individually and collectively referred to as the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included. Certain balances from November 26, 2016 and February 25, 2017 were reclassified to conform to the November 25, 2017 presentation. Such reclassifications did not have an effect on short-term, long-term, or total assets. All intercompany transactions and balances have been eliminated.
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
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers and has subsequently issued several amendments which clarify the guidance as well as provide guidance for implementation. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The guidance is effective for annual or interim reporting periods beginning after December 15, 2017. The guidance allows for either a full retrospective or a modified retrospective transition method. The adoption of the guidance could impact the timing, presentation, and disclosure of revenue recognition and related balance sheet accounts associated with the Company’s gift cards, loyalty programs, and product returns. The Company is currently assessing the impact of adopting this guidance within these areas and others, as well as the available transition methods, but does not, at this time, anticipate a material impact to its consolidated results of operations, financial position, or cash flows. The Company currently expects to complete its evaluation of this guidance in 2018 and to adopt this guidance on March 4, 2018 using the modified retrospective approach.
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

In March 2016, the FASB issued guidance on simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted the provisions of this guidance on February 26, 2017. The impact of the adoption resulted in the following:
• Excess tax benefits (deficiencies) resulting from share-based compensation are now recorded within income tax expense when the awards vest or are settled, rather than within equity. Additionally, excess tax benefits are now excluded from assumed future proceeds in the Company’s calculation of diluted shares for purposes of determining diluted earnings per share. The prospective adoption of this provision did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows. The Company recorded excess tax deficiencies related to share-based compensation of approximately $0.3 million and $0.7 million for the thirteen and thirty-nine weeks ended November 25, 2017, respectively to income tax expense, whereas such expense previously would have been recorded in equity. In addition, the Company recorded approximately $0.1 million of previously unrecognized excess tax benefits as a cumulative-effect adjustment to beginning retained earnings.
•The Company elected to continue to expense share-based awards based on awards ultimately expected to vest, which requires the Company to continue to estimate forfeitures on the date of their grant.
•Excess tax benefits from share-based compensation arrangements are classified as cash flows from operations, rather than as cash flows from financing activities. The Company adopted this change retrospectively, which resulted in an increase of $0.4 million to net cash provided by operating activities and an increase of $0.4 million in cash flows used in financing activities for the thirty-nine weeks ended November 26, 2016.
2. Discontinued Operations
On February 24, 2017, the Company completed the sale of its JackRabbit division to affiliates of CriticalPoint Capital, LLC (the “Buyers”). The transaction took the form of a sale by the Company of its entire membership interest in its affiliated company, which owns JackRabbit, with payments totaling $11.1 million, which included a working capital adjustment agreed to with the Buyers on June 23, 2017 of $1.0 million, of which $0.3 million remains payable as of November 25, 2017 once certain conditions have been met by the Buyers. The Buyers acquired all JackRabbit assets including inventory, leasehold interests, customary liabilities, intellectual property, and the JackRabbit trademark and name pursuant to the purchase agreement.
The sale of JackRabbit resulted in an aggregate loss of $34.1 million, which represented the total cash payments to the Buyers of $11.1 million, net assets assumed by the Buyers of $18.3 million, and one-time costs of approximately $4.7 million associated with the transaction.
Net loss from discontinued operations for the thirty-nine weeks ended November 25, 2017 include the working capital adjustment of $1.0 million, offset by certain one-time benefits recorded that were associated with the JackRabbit division and the income tax benefit associated with the loss for the periods presented.
The following table presents key financial results of the Company included in “Net loss from discontinued operations, net of tax” (in thousands):

	Thirteen Weeks Ended November 26, 2016	Thirty-Nine Weeks Ended November 26, 2016
Net sales	$21,343	$69,061
Cost of sales (including occupancy costs)	16,768	52,087
Gross profit	4,575	16,974
Selling, general, and administrative expenses	7,819	23,059
Impairment charges and store closing costs	44,092	44,103
Loss from discontinued operations before income tax benefit	(47,336)	(50,188)
Income tax benefit	17,487	18,595
Net loss from discontinued operations, net of tax	$(29,849)	$(31,593)

The following table presents the major classes of assets and liabilities presented as held for sale as of November 26, 2016, related to JackRabbit (in thousands):

ASSETS
Current assets:
Accounts receivable, net	$655
Merchandise inventories, net	26,214
Other	232
Total current assets	27,101
Property and equipment, net	3,992
Other assets, net	842
Total assets	$31,935

LIABILITIES
Current liabilities:
Accounts payable	$9,779
Employee compensation	633
Accrued property and sales tax	597
Other liabilities and accrued expenses	2,338
Total current liabilities	13,347
Deferred credits from landlords	1,975
Other long-term liabilities	22
Total liabilities	$15,344
3. Fair Value Measurements
Fair value measurements are determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company utilizes a fair value hierarchy based upon the observability of inputs used in valuation techniques as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table provides a summary of the recognized assets that are measured at fair value on a recurring basis (in thousands):

	November 25, 2017			November 26, 2016			February 25, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$4,276	$—	$—	$5,374	$—	$—	$5,517	$—	$—
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
There were no outstanding borrowings as of November 25, 2017. Approximately $1.6 million in stand-by letters of credit were outstanding as of November 25, 2017. Accordingly, the total revolving credit availability was $123.4 million as of November 25, 2017.
The Company’s ability to borrow in the future is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Facility contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined by the Credit Facility) and minimum consolidated tangible net worth (as defined by the Credit Facility). The Company was in compliance with all such covenants as of November 25, 2017.
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

The following is a reconciliation of the numerators and denominators used in computing earnings per share (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
Net (loss) income from continuing operations	$(12,941)	$(10,589)	$(1,597)	$22,856
Net income from continuing operations attributable to participating securities	—	—	—	391
Net (loss) income from continuing operations available to shareholders	$(12,941)	$(10,589)	$(1,597)	$22,465

Net income (loss) from discontinued operations	$27	$(29,849)	$(334)	$(31,593)
Net loss from discontinued operations attributable to participating securities	—	—	—	(540)
Net income (loss) from discontinued operations available to shareholders	$27	$(29,849)	$(334)	$(31,053)
Net loss available to shareholders	$(12,914)	$(40,438)	$(1,931)	$(8,588)
Basic (loss) earnings per share:
Weighted-average number of common shares outstanding	40,313	40,511	40,262	41,075
Basic (loss) earnings per share:
Continued operations	$(0.32)	$(0.26)	$(0.04)	$0.55
Discontinued operations	—	(0.74)	(0.01)	(0.76)
Basic loss per share	$(0.32)	(1.00)	(0.05)	$(0.21)
Diluted (loss) earnings per share:
Weighted-average number of common shares outstanding	40,313	40,511	40,262	41,075
Dilutive effect of potential common shares(a)	—	—	—	159
Diluted weighted-average number of common shares outstanding	40,313	40,511	40,262	41,234
Diluted (loss) earnings per share:
Continued operations	$(0.32)	$(0.26)	$(0.04)	$0.54
Discontinued operations	—	(0.74)	(0.01)	(0.75)
Diluted loss per share	$(0.32)	$(1.00)	$(0.05)	$(0.21)

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 3.4 million and 2.2 million shares of common stock in the thirteen weeks ended November 25, 2017 and November 26, 2016, respectively, and 3.5 million and 3.0 million shares of common stock in the thirty-nine weeks ended November 25, 2017 and November 26, 2016, respectively, because the impact of such options would have been anti-dilutive.

6. Common Stock
On July 21, 2011, the Company’s Board of Directors authorized a share repurchase program to repurchase shares of the Company’s common stock with subsequent amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31, 2019 (the “Share Repurchase Program”).
The Company repurchased 0.3 million shares of its common stock at an average price of $15.29 per share for an aggregate amount of $3.8 million during the thirty-nine weeks ended November 25, 2017. As of November 25, 2017, there were 4.5 million shares remaining available to repurchase under the Share Repurchase Program.
As of November 25, 2017, the Company held 19.4 million shares of its common stock as treasury shares at an average price of $20.57 per share for an aggregate carrying amount of $399.7 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan (“ESPP”), in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited under The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014, and further amended as of June 27 and July 14, 2016. Further purchases may occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On October 18, 2017, the Company announced a quarterly cash dividend of $0.11 per share of the Company’s common stock. The Company declared dividends of $13.5 million during the thirty-nine weeks ended November 25, 2017, of which $4.5 million was included in other liabilities and accrued expenses as of November 25, 2017. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
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
In connection with the adoption of the Rights Plan, the Board of Directors authorized 10,000 shares of series A junior participating stock, no par value (“Preferred Stock”) and declared a dividend of one Preferred Stock purchase right (a “Right”) for each outstanding share of common stock of the Company on August 25, 2017. The authorization of the Preferred Stock became effective on August 28, 2017. The dividend was paid on September 11, 2017 to shareholders of record at the close of business on that date. Each Right initially entitles the registered holder to purchase from the Company one ten-thousandth of a share of Preferred Stock at a price of $26.00 per Right, in the event the Rights become exercisable, subject to adjustment.
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
8. Share-Based Compensation
General
Total share-based compensation expense for the thirty-nine weeks ended November 25, 2017 and November 26, 2016 was $5.0 million and $8.3 million ($8.0 million from continuing operations and $0.3 million from discontinued operations), respectively.

Restricted Stock Activity
The Company has granted shares of the Company’s common stock to non-employee directors, officers, and other key employees that are subject to restrictions. The shares of restricted stock granted to employees in fiscal year 2018 generally vest over a three-year period or vest upon the achievement of specified levels of earnings per share growth over a three-year period. The shares of restricted stock granted to employees prior to fiscal year 2018 generally cliff-vest after a three-year period or vest upon the achievement of specified levels of earnings per share growth over a three-year period. For performance-based awards, should the earnings per share growth criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. During the thirty-nine weeks ended November 25, 2017 and November 26, 2016, the Company granted approximately 0.7 million and 0.5 million restricted shares, respectively.
9. Impairment Charges and Store Closing Costs
During the thirteen weeks ended November 25, 2017, the impairment charges and store closing costs represented a $4.2 million impairment charge for obsolete store fixtures and equipment and corporate assets and $0.1 million in store closing costs.
During the thirty-nine weeks ended November 25, 2017, the impairment charges and store closing costs consisted of a $8.5 million impairment charge for obsolete store fixtures and equipment and corporate assets and $0.3 million in store closing costs.
10. Intangible Assets
Intangible assets primarily include capitalized software of $142.6 million, $135.7 million, and $138.7 million and its corresponding accumulated amortization of $58.3 million, $44.0 million, and $48.4 million as of November 25, 2017, November 26, 2016, and February 25, 2017, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q may contain certain statements that the Company believes are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
These forward-looking statements generally can be identified by the use of statements that include, but are not limited to, words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “future,” “forecast,” “outlook,” “foresee,” “predict,” “potential,” “plan,” “project,” “goal,” “will,” “will be,” “continue,” “lead to,” “expand,” “grow,” “confidence,” “could,” “should,” “may,” “might,” or any variations of such words or other words or phrases with similar meanings. Similarly, statements that describe the Company’s objectives, plans, or goals also are forward-looking statements. All of these forward-looking statements are subject to risks, management assumptions, and uncertainties that could cause the Company’s actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, the Company’s reliance on a few key vendors for a majority of its merchandise purchases (including a significant portion from one key vendor); the availability and timely receipt of products; the ability to timely fulfill and ship products to customers; fluctuations in oil prices causing changes in gasoline and energy prices, resulting in changes in consumer spending as well as increases in utility, freight, and product costs; product demand and market acceptance risks; deterioration of macro-economic and business conditions; the inability to locate and obtain or retain acceptable lease terms for the Company’s stores; the effect of competitive products and pricing with other local, regional, and national retailers, as well as many of its own suppliers; loss of key employees; execution of strategic growth initiatives (including actual and potential mergers and acquisitions and other components of the Company’s capital allocation strategy); cybersecurity risks, including breach of customer data; the potential impact of legal or regulatory changes, including the potential impact of pending tax reform legislation; a major failure of technology and information systems; and the other risks detailed in the Company’s Securities and Exchange Commission filings. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and the Company undertakes no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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
The following tables set forth store/shop and square feet information of the Company for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Number of stores/shops	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
Finish Line:
Beginning of period	569	585	573	591
Opened	2	1	2	6
Closed	(5)	(6)	(9)	(17)
End of period	566	580	566	580
Branded shops within department stores:
Beginning of period	378	391	374	392
Opened	—	1	4	1
Closed	—	—	—	(1)
End of period	378	392	378	392
Total:
Beginning of period	947	976	947	983
Opened	2	2	6	7
Closed	(5)	(6)	(9)	(18)
End of period	944	972	944	972

Square feet information	November 25, 2017	November 26, 2016
Finish Line:
Square feet	3,162,391	3,224,813
Average store size	5,587	5,560
Branded shops within department stores:
Square feet	540,404	539,923
Average shop size	1,430	1,377
Total:
Square feet	3,702,795	3,764,736
Results of Operations
The following tables set forth net sales of the Company by major category for each of the following periods (in thousands):

	Thirteen Weeks Ended
Category	November 25, 2017		November 26, 2016
Footwear	$353,357	93%	$344,078	93%
Softgoods	25,176	7%	27,663	7%
Total net sales	$378,533	100%	$371,741	100%

	Thirty-Nine Weeks Ended
Category	November 25, 2017		November 26, 2016
Footwear	$1,197,787	94%	$1,197,248	93%
Softgoods	79,870	6%	89,693	7%
Total net sales	$1,277,657	100%	$1,286,941	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for each of the following periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	74.3	73.3	72.2	70.0
Gross profit	25.7	26.7	27.8	30.0
Selling, general, and administrative expenses	30.3	31.7	27.3	27.4
Impairment charges and store closing costs	1.1	—	0.7	—
Operating (loss) income	(5.7)	(5.0)	(0.2)	2.6
Interest income (expense), net	—	(0.1)	—	—
(Loss) income from continuing operations before income taxes	(5.7)	(5.1)	(0.2)	2.6
Income tax (benefit) expense	(2.3)	(2.3)	(0.1)	0.8
Net (loss) income from continuing operations	(3.4)	(2.8)	(0.1)	1.8
Net income (loss) from discontinued operations, net of tax	—	(8.1)	(0.1)	(2.5)
Net loss	(3.4)%	(10.9)%	(0.2)%	(0.7)%

Thirteen and Thirty-Nine Weeks Ended November 25, 2017 Compared to the Thirteen and Thirty-Nine Weeks Ended November 26, 2016
Net Sales

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
	(dollars in thousands)		(dollars in thousands)
Brick and mortar stores sales	$241,535	$240,759	$829,286	$862,098
Digital sales	60,161	55,865	206,816	199,283
Shops within department stores sales	76,837	75,117	241,555	225,560
Total net sales	$378,533	$371,741	$1,277,657	$1,286,941

Brick and mortar comparable sales (decrease) increase	(0.9)%	0.9%	(3.3)%	1.4%
Digital comparable sales increase (decrease)	7.7%	(0.1)%	3.8%	8.1%
Finish Line comparable sales increase (decrease)	0.8%	0.7%	(1.9)%	2.6%
Shops within department stores comparable sales increase	3.4%	36.8%	8.6%	31.3%
Net sales increased 1.8% for the thirteen weeks ended November 25, 2017 compared to the thirteen weeks ended November 26, 2016, which was primarily due to the following:

•
An increase in Finish Line net sales (composed of brick and mortar net sales and digital net sales) of 1.7% primarily due to a increase of 0.8% in Finish Line comparable stores, as well as an increase in net sales from recently refurbished stores; and

•
An increase in shops within department stores net sales of 2.3%, primarily due to an increase in shops within department stores comparable sales, partially offset by a decrease in non-branded shop net sales.

Footwear net sales increased 2.7% for the thirteen weeks ended November 25, 2017 compared to the thirteen weeks ended November 26, 2016, which was primarily driven by a men’s and kid’s footwear net sales increase in the mid-single digits, partially offset by a women’s footwear net sales decrease in the high-single digits. Softgood net sales decreased 9.0% for the thirteen weeks ended November 25, 2017 compared to the thirteen weeks ended November 26, 2016, as the Company narrowed its assortments to align its offering with customer demand.
Net sales decreased 0.7% for the thirty-nine weeks ended November 25, 2017 compared to the thirty-nine weeks ended November 26, 2016, which was primarily due to the following:

•
A decrease in Finish Line net sales (composed of brick and mortar net sales and digital net sales) of 2.4% primarily due to a decrease of 1.9% in Finish Line comparable sales, as well as a decrease in net Finish Line store count for the thirty-nine weeks ended November 25, 2017 as compared to the thirty-nine weeks ended November 26, 2016; and

•
An increase in shops within department stores net sales of 7.1%, primarily due to an increase in shops within department stores comparable sales, partially offset by a decrease in non-branded shop net sales.

Footwear net sales were flat for the thirty-nine weeks ended November 25, 2017 compared to the thirty-nine weeks ended November 26, 2016, which was primarily driven by a kid’s footwear net sales increase in the mid-single digits and a men’s footwear net sales increase in the low-single digits, partially offset by a women’s footwear net sales decrease in the mid-single digits. Softgood net sales decreased 11.0% for the thirty-nine weeks ended November 25, 2017 compared to the thirty-nine weeks ended November 26, 2016, as the Company narrowed its assortments to align its offering with customer demand.

Cost of Sales (Including Occupancy Costs) and Gross Profit

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
	(dollars in thousands)		(dollars in thousands)
Cost of sales (including occupancy costs)	$281,117	$272,377	$922,482	$900,691
Gross profit	$97,416	$99,364	$355,175	$386,250
Gross profit as a percentage of net sales	25.7%	26.7%	27.8%	30.0%
Gross profit, as a percentage of net sales, decreased 1.0% for the thirteen weeks ended November 25, 2017 as compared to the thirteen weeks ended November 26, 2016, which was primarily due to a 1.8% decrease in product margin, as a percentage of net sales and a 0.8% decrease in occupancy costs, as a percentage of net sales. The 1.8% decrease in product margin, as a percentage of net sales, was primarily due to increased markdown cadence to be competitive in a highly promotional environment and to clear slow moving merchandise as compared to the thirteen weeks ended November 26, 2016, which the company expects to continue throughout its next quarter. The 0.8% decrease in occupancy costs, as a percentage of sales, is primarily due to exiting unprofitable lease locations.
Gross profit, as a percentage of net sales, decreased 2.2% for the thirty-nine weeks ended November 25, 2017 as compared to the thirty-nine weeks ended November 26, 2016, which was primarily due to a 2.2% decrease in product margin, as a percentage of net sales. The 2.2% decrease in product margin, as a percentage of net sales, was primarily due to increased markdown cadence to be competitive in a highly promotional environment and to clear slow moving merchandise as compared to the thirty-nine weeks ended November 26, 2016.
Selling, General, and Administrative Expenses

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
	(dollars in thousands)		(dollars in thousands)
Selling, general, and administrative expenses	$114,703	$118,133	$348,887	$352,193
Selling, general, and administrative expenses as a percentage of net sales	30.3%	31.7%	27.3%	27.4%
Selling, general, and administrative expenses decreased $3.4 million for the thirteen weeks ended November 25, 2017 as compared to the thirteen weeks ended November 26, 2016, which was primarily due to the following: a severance and related benefits decrease of $2.1 million, which was due to a reduction in workforce during the thirteen weeks ended November 26, 2016 and a decrease in marketing and credit card costs, partially offset by an increase in employee compensation costs.
Selling, general, and administrative expenses decreased $3.3 million for the thirty-nine weeks ended November 25, 2017 as compared to the thirty-nine weeks ended November 26, 2016, which was primarily due to the following: a severance and related benefits decrease of $2.1 million, which was due to a reduction in workforce during the thirty-nine weeks ended November 26, 2016 and a decrease in marketing and credit costs, partially offset by an increase in depreciation expense of $3.6 million, as well as increases in employee compensation costs, supply chain expenses, and charges related to self-funded health insurance and worker’s compensation plans.
Impairment Charges and Store Closing Costs

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
	(dollars in thousands)		(dollars in thousands)
Impairment charges and store closing costs	$4,286	$—	$8,779	$182
Impairment charges and store closing costs as a percentage of net sales	1.1%	—%	0.7%	—%
Number of stores/shops closed	5	6	9	18

During the thirteen weeks ended November 25, 2017, the impairment charges and store closing costs represented a $4.2 million impairment charge for obsolete store fixtures and equipment and corporate assets and $0.1 million in store closing costs.
During the thirty-nine weeks ended November 25, 2017, the impairment charges and store closing costs consisted of a $8.5 million impairment charge for obsolete store fixtures and equipment and corporate assets and $0.3 million in store closing costs.
Interest Income (Expense), Net

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
	(dollars in thousands)		(dollars in thousands)
Interest income (expense), net	$7	$(152)	$17	$(178)
Interest income (expense), net as a percentage of net sales	—%	(0.1)%	—%	—%
Interest income is earned on the Company’s investments and interest expense incurred is related to the Company’s revolving credit facility.
Income Tax (Benefit) Expense

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
	(dollars in thousands)		(dollars in thousands)
Income tax (benefit) expense	$(8,625)	$(8,332)	$(877)	$10,841
Income tax (benefit) expense as a percentage of net sales	(2.3)%	(2.3)%	(0.1)%	0.8%
Effective income tax rate	40.0%	44.0%	35.4%	32.2%
The difference in the effective tax rate for the thirteen and thirty-nine weeks ended November 25, 2017 is the result of an increase in non-deductible expenses incurred and a decrease in pre-tax income in the current year compared to the thirteen and thirty-nine weeks ended November 26, 2016.
U.S. Congress has passed the Tax Cuts and Jobs Act tax reform legislation, which is under consideration by the White House. While the Company continues to assess the impact of the tax reform legislation on its business and consolidated financial statements, if the legislation is enacted, the U.S. corporate tax rate would be reduced to 21% from a current rate of 35%. At November 25, 2017, the Company had a deferred tax liability of approximately $29.6 million based on a U.S. federal tax rate of 35%. If the U.S. federal tax corporate statutory tax rate is reduced to 21%, this liability will be revalued at the lower rate, resulting in a benefit to income tax expense in continuing operations and a corresponding reduction in the deferred tax liability. The impact would be recognized in the period in which the tax legislation is enacted. Consequently, the Company’s effective tax rate for the thirteen and thirty-nine weeks ended November 25, 2017 does not include the impact of any potential tax reform, as it was not enacted before November 25, 2017. The Company expects a slight reduction to its effective tax rate for the fourteen and fifty-three weeks ending March 3, 2018, if the legislation is enacted during the fourteen weeks ending March 3, 2018.

Net (Loss) Income From Continuing Operations

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
	(dollars in thousands)		(dollars in thousands)
Net (loss) income from continuing operations	$(12,941)	$(10,589)	$(1,597)	$22,856
Net (loss) income from continuing operations as a percentage of net sales	(3.4)%	(2.8)%	(0.1)%	1.8%
Diluted (loss) earnings per share	$(0.32)	$(0.26)	$(0.04)	$0.54
Net loss from continuing operations increased $2.4 million for the thirteen weeks ended November 25, 2017 compared to the thirteen weeks ended November 26, 2016, which was primarily due to the decrease in gross profit, as a percentage of net sales, and an increase in impairment charges and store closing costs, partially offset by a decrease in selling, general, and administrative expenses.
Net income from continuing operations decreased $24.5 million for the thirty-nine weeks ended November 25, 2017 compared to the thirty-nine weeks ended November 26, 2016, which was primarily due to the decrease in sales, gross profit, as a percentage of net sales, and an increase in impairment charges and store closing costs, partially offset by a decrease in selling, general, and administrative expenses and a decrease in income tax expense.
Net Income (Loss) From Discontinued Operations, Net of Tax

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 25, 2017	November 26, 2016	November 25, 2017	November 26, 2016
	(dollars in thousands)		(dollars in thousands)
Net income (loss) from discontinued operations, net of tax	$27	$(29,849)	$(334)	$(31,593)
Net income (loss) from discontinued operations as a percentage of net sales	—%	(8.1)%	(0.1)%	(2.5)%
Diluted earnings (loss) per share from discontinued operations	$—	$(0.74)	$(0.01)	$(0.75)
Net income from discontinued operations for the thirteen weeks ended November 25, 2017 represents one-time benefits recorded that were associated with the JackRabbit division and the associated income tax expense.
Net loss from discontinued operations for the thirty-nine weeks ended November 25, 2017 include a working capital adjustment which increased the purchase price by $1.0 million, offset by certain one-time benefits that were associated with the JackRabbit division and the associated income tax benefit.

The following table presents key financial results of JackRabbit for the thirteen and thirty-nine weeks ended November 26, 2016 :

	Thirteen Weeks Ended November 26, 2016	Thirty-Nine Weeks Ended November 26, 2016
Net sales	$21,343	$69,061
Cost of sales (including occupancy costs)	16,768	52,087
Gross profit	4,575	16,974
Selling, general, and administrative expenses	7,819	23,059
Impairment charges and store closing costs	44,092	44,103
Loss from discontinued operations before income tax benefit	(47,336)	(50,188)
Income tax benefit	17,487	18,595
Net loss from discontinued operations, net of tax	$(29,849)	$(31,593)
Liquidity and Capital Resources
The Company’s primary source of working capital is cash-on-hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	November 25, 2017	November 26, 2016	February 25, 2017
Cash and cash equivalents	$77,194	$33,297	$90,856
Merchandise inventories, net	$392,099	$401,528	$331,146
Interest-bearing debt	$—	$17,000	$—
Working capital	$268,106	$251,868	$269,439
Operating Activities
Net cash provided by operating activities - continuing operations for the thirty-nine weeks ended November 25, 2017 was $13.4 million compared to $57.7 million for the thirty-nine weeks ended November 26, 2016. The decrease in cash provided by operating activities was primarily the result of a decrease in net income from continuing operations and a decrease in the cash inflow from working capital balances, partially offset by an increase in non-cash expenses for the thirty-nine weeks ended November 25, 2017 compared to the thirty-nine weeks ended November 26, 2016.
At November 25, 2017, the Company had cash and cash equivalents of $77.2 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At November 25, 2017, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories, net decreased 2.3% at November 25, 2017 compared to November 26, 2016, and increased 18.4% from February 25, 2017. The decrease in merchandise inventories, net over the prior year quarter is due to reductions in planned inventory levels similar to the expected sales decreases year over year. The increase in merchandise inventories, net from February 25, 2017 is due to seasonality as the Company required more merchandise inventories, net at November 25, 2017 compared to February 25, 2017 due to expected elevated net sales for the fourteen weeks ended March 3, 2018 as compared to the thirteen weeks ended May 28, 2017.
Investing Activities
Net cash used in investing activities - continuing operations for the thirty-nine weeks ended November 25, 2017 was $40.3 million compared to $58.2 million for the thirty-nine weeks ended November 26, 2016. The decrease in cash used in investing activities was primarily the result of a $20.8 million decrease in capital expenditures and payments for intangible assets in the current year, partially offset by $2.5 million in payments for the sale of discontinued operations and a $0.4 million decrease in proceeds from disposals of property and equipment.

The Company intends to invest approximately $45-50 million in capital expenditures during fiscal 2018. Of this amount, approximately $30 million is intended for the construction of approximately 3 new brick and mortar stores and the remodeling or repositioning of approximately 40 existing brick and mortar stores with a new store design. In addition, approximately $5 million is expected to be spent to reposition and expand approximately 60 shops within department stores. The remaining $10-15 million to be invested is related primarily to the Company’s mobile first strategy, digital site enhancements, increased CRM loyalty management capabilities, and information security enhancements. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.
Financing Activities
Net cash used in financing activities - continuing operations for the thirty-nine weeks ended November 25, 2017 was $17.3 million compared to $44.8 million for the thirty-nine weeks ended November 26, 2016. The $27.5 million decrease in cash used in financing activities was primarily due to a $44.5 million decrease in stock repurchases, and a $0.9 million increase in proceeds from the issuance of common stock, net of settlement of tax withholding obligations, partially offset by a decrease in net borrowings on the Company’s revolving credit facility of $17.0 million, and a $0.9 million increase in dividends paid to shareholders.
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
There were no outstanding borrowings as of November 25, 2017. Approximately $1.6 million in stand-by letters of credit were outstanding as of November 25, 2017. Accordingly, the total revolving credit availability was $123.4 million as of November 25, 2017.
The Company’s ability to borrow in the future is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Facility contains restrictive covenants that limit, among other things, mergers and acquisitions. In addition, the Company must maintain a maximum leverage ratio (as defined by the Credit Facility) and minimum consolidated tangible net worth (as defined by the Credit Facility). The Company was in compliance with all such covenants as of November 25, 2017.
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
The Company repurchased 0.3 million shares of its common stock at an average price of $15.29 per share for an aggregate amount of $3.8 million during the thirty-nine weeks ended November 25, 2017. As of November 25, 2017, there were 4.5 million shares remaining available to repurchase under the Share Repurchase Program.
As of November 25, 2017, the Company held 19.4 million shares of its common stock as treasury shares at an average price of $20.57 per share for an aggregate carrying amount of $399.7 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock reserved to be issued upon the exercise of options, restricted stock, or other awards is limited under the Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014, and further amended as of June 27 and July 14, 2016. Further purchases may occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.

Dividends
On October 18, 2017, the Company announced a quarterly cash dividend of $0.11 per share of the Company’s common stock. The Company declared dividends of $13.5 million during the thirty-nine weeks ended November 25, 2017, of which $4.5 million was included in other liabilities and accrued expenses as of November 25, 2017. Further declarations of dividends remain at the discretion of the Company’s Board of Directors.
Shareholder Rights Plan
The Company’s Board of Directors unanimously adopted a shareholder rights plan (the “Rights Plan”) to protect the best interests of Finish Line shareholders on August 28, 2017. The Board of Directors authorized the adoption of the Rights Plan to protect against any coercive or abusive takeover tactics, and help ensure that the Company’s shareholders are not deprived of the opportunity to realize the full and fair value of their investment. The Rights Plan is discussed in further detail in Note 6 of the notes to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which discussion is incorporated by reference herein.
Contractual Obligations
The Company’s contractual obligations primarily consist of operating leases and open purchase orders for merchandise inventories, net. For the thirty-nine weeks ended November 25, 2017, there were no significant changes to the Company’s contractual obligations from those identified in the Company’s Annual Report on Form 10-K for the year ended February 25, 2017, other than those which occur in the ordinary course of business (primarily changes in the Company’s merchandise inventories, net related to purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations, and changes to operating leases).
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
For a discussion of the Company’s market risk associated with interest rates as of February 25, 2017, see “Quantitative and Qualitative Disclosures about Market Risks” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017. For the thirty-nine weeks ended November 25, 2017, there has been no significant change in related market risk factors.

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
Risk factors that affect the Company’s business and financial results are discussed in “Risk Factors” in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2017 and the Quarterly Report on Form 10-Q for the fiscal quarter ended August 26, 2017. There has been no material changes to the identified risk factors for the thirty-nine weeks ended November 25, 2017, except those as follows:

The Tax Cuts and Jobs Act currently under consideration could have a material effect on the Company.

U.S. Congress has passed the Tax Cuts and Jobs Act, which is under consideration by the White House. The tax reform legislation under consideration includes significant changes to the taxation of business entities. These changes include a permanent reduction to the federal corporate income tax rate. A reduction in the federal corporate income tax rate, if enacted, would create a one-time income tax benefit by lowering the Company’s deferred tax liability, which was $29.6 million at November 25, 2017.

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
Details on the shares repurchased under the Share Repurchase Program during the thirteen weeks ended November 25, 2017 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program
August 27, 2017 – September 30, 2017	—	$—	—	4,541,936
October 1, 2017 – October 28, 2017	—	—	—	4,541,936
October 29, 2017 – November 25, 2017	—	—	—	4,541,936
	—	$—	—
_______________________
(1)The average price paid per share includes any brokerage commissions.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
(a) Exhibits

Exhibit Number	Description

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

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended November 25, 2017, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Operations-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	December 21, 2017	By:	/s/ Edward W. Wilhelm
Edward W. Wilhelm
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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

101
The following materials from The Finish Line, Inc.’s Form 10-Q for the quarterly period ended November 25, 2017, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets-unaudited; (ii) Consolidated Statements of Operations-unaudited; (iii) Consolidated Statements of Cash Flows-unaudited; and (iv) Notes to Consolidated Financial Statements-unaudited, with detailed tagging of notes and financial statement schedules.