Form 10-K
period 2018-03-03
FINISH LINE INC /IN/
filed 2018-05-11
CIK 886137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 3, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting Class A Common Stock held by non-affiliates of the registrant, which was based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $435,398,014. The registrant does not have any outstanding non-voting common equity.
The number of shares of the registrant’s Class A Common Stock outstanding as of May 3, 2018 was 40,516,631.

PART I
Item 1. Business
General
Throughout this Annual Report on Form 10-K, the 53 weeks ended March 3, 2018, the 52 weeks ended February 25, 2017, and the 52 weeks ended February 27, 2016 are referred to as fiscal 2018, fiscal 2017, and fiscal 2016, respectively.
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
Throughout this Annual Report on Form 10-K, the term “brick and mortar stores” is used to describe Finish Line stores and the term “digital” is used to describe Finish Line’s e-commerce site, www.finishline.com, and the Company’s mobile app. The brick and mortar stores and digital are collectively referred to as “Finish Line” throughout this Annual Report on Form 10-K.
Finish Line is a premium retailer of athletic shoes, apparel, and accessories. As of May 3, 2018, the Company operated 555 Finish Line stores, which averaged 5,611 square feet, in 44 U.S. states and Puerto Rico. In addition, Finish Line operates an e-commerce site, www.finishline.com, as well as mobile commerce via m.finishline.com. Finish Line carries a large selection of men’s, women’s, and kids’ athletic shoes (“footwear”), as well as an assortment of apparel and accessories (“softgoods”). Brand names offered by Finish Line include Nike, Brand Jordan, adidas, Under Armour, Puma, and many others. Footwear accounted for 94% of Finish Line’s net sales during fiscal 2018.
Under the Finish Line brand, the Company is the exclusive retailer of athletic shoes, both in-store and online, for Macy’s Retail Holdings, Inc., Macy’s Puerto Rico, Inc., and Macys.com, Inc. (collectively, “Macy’s”). The Company is responsible for the athletic footwear assortment, inventory, fulfillment, and pricing at all of Macy’s locations and online at www.macys.com. The Company operates branded and unbranded shops in-store at Macy’s. Branded shops include Finish Line signage within those shops and are generally staffed by Finish Line employees, while unbranded shops do not include Finish Line signage and are exclusively serviced by Macy’s employees. There are no differences in the merchandise that is sold, the classification of revenue recorded at retail, or the Company’s operation of the athletic footwear inventory and business between branded and unbranded shops and www.macys.com. As of May 3, 2018, the Company operated Finish Line-branded shops in 375 Macy’s department stores, which averaged 1,432 square feet, in 38 U.S. states, the District of Columbia, Puerto Rico, and Guam. Throughout this Annual Report on Form 10-K, the term “shops within department stores” is used to describe the Company’s business operations at Macy’s in-store branded and unbranded shops, as well as online at www.macys.com. Shops within department stores carry men’s, women’s, and kids’ athletic shoes, as well as a small assortment of accessories. Brand names offered by shops within department stores include Nike, Skechers, Converse, Puma, New Balance, adidas, and many others.
The Company’s principal executive offices are located at 3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235, and its telephone number is (317) 899-1022.
Significant Business Developments
Proposed Merger with JD Sports Fashion Plc
On March 25, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JD Sports Fashion Plc, a company incorporated under the laws of England and Wales (“JD Sports”), and Genesis Merger Sub, Inc., an Indiana corporation and an indirect wholly-owned subsidiary of JD Sports (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger), with the Company surviving the Merger as an indirect wholly-owned subsidiary of JD Sports. At the effective time of the Merger, each issued and outstanding class A Common Share, no par value, of the Company (“Company Common Shares”) (other than shares held by the Company in treasury or owned by any subsidiary of the Company, JD Sports, Merger Sub, or any other subsidiary of JD Sports) will automatically be converted into the right to receive $13.50 in cash (the “Merger Consideration”). In addition, at the effective time of the Merger, all outstanding and unexercised Company stock options (whether vested or unvested) granted under the Company’s 2002 Stock Incentive Plan, as amended, and Amended and Restated 2009 Incentive Plan, as amended, will be cancelled and JD Sports, or the surviving corporation, will pay the holder of each such option an amount in cash (without interest) equal to the product of (x) the excess, if any, of the Merger Consideration over the exercise price per share of the Company Common Shares underlying such option, and (y) the number of Company

Common Shares subject to the option (net of withholding taxes and rounded down to the nearest cent). Each award of Company restricted stock that is outstanding and unvested immediately prior to the effective time of the Merger will become fully vested and free of forfeiture restrictions immediately prior to the effective time, and each such share of restricted stock will be converted into the right to receive the Merger Consideration (net of withholding taxes).
The closing of the transaction is subject to the receipt of any required regulatory approvals, the approvals of the Company’s and JD Sports’ shareholders and the satisfaction of other customary closing conditions. The Merger is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Merger Agreement, which is currently expected to be in the late second quarter of calendar year 2018, although delays may occur.
The payment of the Merger Consideration will be funded in part, through debt financing that has been committed to JD Sports by Barclays Bank PLC, HSBC Bank plc, PNC Bank, National Association, and PNC Capital Markets LLC. The Merger Agreement does not contain a financing condition.
The Merger Agreement contains certain termination rights in favor of the parties, as set forth therein, including, among other things, the right of either party, subject to specified limitations, to terminate the Merger Agreement if the Merger is not consummated by September 25, 2018. Upon the termination of the Merger Agreement, under specified circumstances, the Company may be required to pay JD Sports a termination fee of $28 million. In addition, if the Merger Agreement is terminated in certain other circumstances, then the Company must pay JD Sports its reasonable and documented out-of-pocket fees and expenses incurred in connection with the Merger and related transactions, as well as JD Sports’ fees and expenses in connection with JD Sports’ financing of the transaction, in an aggregate amount up to $5.6 million. Any fees and expenses paid by the Company will be credited against any termination fee that may become due and payable.
Additional information about the Merger is set forth in the Company’s filings with the U.S. Securities and Exchange Commission (the "SEC").
Operating Strategies
The Company seeks to be the premium athletic shoe, apparel, and accessory retailer and active lifestyle retailer in the markets it serves. To achieve this, the Company has developed the following elements to its operating strategy:
Emphasis on Customer Service and Convenience. The Company is committed to providing a premium, relevant, and rewarding shopping experience for customers.
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

Category	2018		2017		2016
	(in thousands)
Footwear	$1,721,020	94%	$1,715,348	93%	$1,619,002	90%
Softgoods	117,936	6%	129,045	7%	179,980	10%
Total net sales	$1,838,956	100%	$1,844,393	100%	$1,798,982	100%
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
Technology
The Company continues to update its digital sites to enhance their quality and functionality. The Company has committed capital and other resources specifically for its growing digital channel, which includes design and content upgrades, mobile and tablet applications, expanded presence on social media, and platform enhancements. Finishline.com and related mobile sites are collectively the Company’s most visited store/shop with approximately 500,000 visitors per day.
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
In fiscal 2016, the Company replaced its existing warehouse and order management system, which allowed the Company to deliver its products more quickly to its stores/shops and customers, further enhancing the customer experience in store and online. Additionally, during fiscal 2016, the Company made enhancements to its customer data and analytics systems, which helped improve customer engagement by allowing the Company to develop customized communications based on individual preferences. In fiscal 2017, the Company upgraded its digital platform, which increased the website’s stability and functionality, invested in enhancements to increase the Company’s mobile first strategy, and enhanced the Company’s information security. In fiscal 2018, the Company launched the latest iteration of the customer-centric Finish Line mobile app and further upgraded its digital platform to enhance security, increase the speed of its sites, simplify the checkout process, and introduce additional post-transaction tracking features. The Company also enhanced its credit card terminals and replaced its legacy HR and payroll systems in fiscal 2018.
The Company is focused on creating an omnichannel customer experience which delivers a consistent, seamless brand experience for customers at all touch points – stores, shops within department stores, web, mobile, social media, phone, email, and direct mail.
Marketing
Finish Line attempts to reach its target audience by using a multifaceted approach to marketing on national, regional, and local levels. Finish Line utilizes its store windows, television, e-mail, social media, search engine optimization, key word searches, and affiliate programs in its marketing efforts. Shops within department stores collaborate with Macy’s on specific marketing approaches, which are generally similar to the marketing approaches utilized by Finish Line.
The Company benefits from advertising and promotional assistance from many of its suppliers. This assistance takes the form of cooperative advertising programs, in-store sales incentives, point-of-purchase materials, product training for employees, and other programs. The Company’s total net advertising expense was 2.0% and 2.1% of net sales after deducting cooperative reimbursements in fiscal 2018 and 2017, respectively. These percentages fluctuate substantially throughout the year during the different consumer buying seasons. The Company believes that it benefits from the multi-million dollar advertising campaigns of its key suppliers, such as Nike, adidas, and Under Armour.

Finish Line has a customer loyalty program called “Winner’s Circle.” Customers earn a $20 reward certificate for every $200 they spend at Finish Line within a 12 month period, in addition to receiving special member offers on footwear and softgoods. Finish Line maintains a Winner’s Circle database with information that it uses to communicate with members regarding key initiatives, product offerings, and promotions. At year-end, the Winner’s Circle program had 10.6 million active members. Finish Line continues to improve the marketing effectiveness of the Winner’s Circle program to strengthen Finish Line’s relationship with its most loyal customers to drive sales.
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
The planning and allocation department is responsible for merchandise allocation, inventory movements, and the automated replenishment system. The department acts as the central processing intermediary between the merchandising department, the distribution center, digital sites, and stores/shops and also tracks the effectiveness of each marketing effort to allow the merchandising and marketing departments to determine the relative success of each promotional program. In addition, the department also manages the implementation of price changes, creation of vendor purchase orders, and determination of inventory levels for each store/shop.
The Company believes that its ability to buy in large quantities directly from suppliers enables it to obtain favorable pricing and trade terms. Currently, the Company purchases product from approximately 60 suppliers and manufacturers of athletic and fashion products, the largest of which (Nike) accounted for approximately 66% and 71% of total Company purchases in fiscal 2018 and 2017, respectively. The Company purchased approximately 94% and 93% of its total merchandise in both fiscal 2018 and 2017, respectively, from its five largest suppliers. The Company and its suppliers use EDI technology to streamline purchasing and distribution operations.
Nearly all of the Company’s merchandise is shipped directly from suppliers to the Company’s distribution center in Indianapolis, Indiana, where the Company processes and ships the merchandise by contract and common carriers to its stores/shops or directly to customers. Each day shipments are made to approximately one-third of the Company’s stores/shops. Each store/shop receives a minimum of four shipments per month. A shipment is normally received by the store/shop one to four days from the date that the order is filled depending on the store/shop’s distance from the distribution center.
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
Regional, district, and store sales managers receive a fixed salary (except store managers in California) and are eligible for bonuses, based primarily on sales, payroll, inventory shrink, and other performance goals of the stores/shops for which they are responsible. In California, all store sales managers, team leads, assistant store sales managers, and sales associates are paid on an hourly basis.
Competition
The athletic shoe, apparel, and accessory business is highly competitive. Many of the products the Company sells are also sold in department stores, national and regional full-line sporting goods stores, athletic footwear specialty stores, athletic footwear superstores, discount stores, traditional shoe stores, mass merchandisers, and e-tailers. Some of the Company’s primary competitors are large national chains that have substantially greater financial and other resources than the Company. Additionally, the Company’s competition also includes stores and/or e-commerce sites that are owned by major suppliers of the Company. To a lesser extent, the Company competes with local sporting goods and athletic specialty stores. The majority of brick and mortar stores and shops within department stores are located in enclosed malls or shopping centers in which one or more competitors also operate. Typically, the leases that the Company enters into do not restrict the opening of stores by competitors.

The Company seeks to differentiate itself from its competition by operating more attractive, well-stocked stores/shops in high retail traffic areas, with competitive prices and knowledgeable and courteous customer service. The Company keeps its prices competitive with athletic specialty and sporting goods stores in each trade area, including competitors that are not necessarily located inside malls. The Company believes it accomplishes this by effectively assorting its stores/shops and online with the most relevant premium brands and products in the market.
Seasonal Business
The Company’s business follows a seasonal pattern, peaking over a total of approximately 12 weeks during the back-to-school (mid July through early September) and holiday (Thanksgiving through Christmas) seasons. During fiscal 2018 and 2017, these seasons collectively accounted for approximately 31% and 32%, respectively, of the Company’s annual sales.
Employees
As of March 3, 2018, the Company employed a total of approximately 13,500 persons, 3,700 of whom were full-time and 9,800 of whom were part-time. Of this total, approximately 1,000 were employed at Customer Central and the Company’s distribution center in Indianapolis, Indiana, and the Company’s digital team office in Boulder, Colorado, and approximately 60 were employed as regional vice presidents and district sales managers. Additional part-time employees are typically hired during the back-to-school and holiday seasons. None of the Company’s employees are represented by a union and employee relations are good.
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
Risks Related to the Merger Agreement
Failure to consummate the Merger could negatively impact the price of the Company’s common stock and its future business and financial results.
The consummation of the Merger with JD Sports may be delayed, the Merger may be consummated on terms different than those contemplated by the Merger Agreement, or the Merger may not be consummated at all. Failure to consummate the Merger would prevent the Company’s shareholders from realizing the anticipated benefits of the Merger. In addition, the consideration offered by JD Sports reflects a valuation of the Company in excess of the price at which the Company’s common stock was trading prior to the public announcement of the entry into the Merger Agreement. The current market price of the Company’s common stock may reflect a market assumption that the Merger will occur, and a failure to consummate the Merger could result in a significant decline in the market price of the Company’s common stock and a negative perception of the Company generally. Any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger could also negatively impact the share price and future business and financial results of the Company.
The Merger remains subject to conditions, some of which JD Sports and the Company cannot control, which could result in the Merger not being consummated or being delayed, either of which could negatively impact the share price and future business and operating results of the Company.
The Merger is subject to the satisfaction or waiver of certain conditions to closing, including, but not limited to, the approval of the Merger Agreement by the shareholders of both the Company and JD Sports; the absence of any orders, injunctions, or rulings that would have the effect of enjoining or preventing the consummation of the Merger; and the approval of the UK Listing Authority (UKLA) of a circular convening the JD Sports shareholders meeting. Certain conditions to the Merger may not be satisfied or, if they are, the timing of such satisfaction is uncertain. If any conditions to the Merger are not satisfied or, where waiver is permitted by applicable law, not waived, the Merger will not be consummated.
The Merger is not subject to a financing condition. While JD Sports has obtained debt financing commitments to finance, in part, the Merger Consideration under debt commitment letters to JD Sports (consisting of a £400 million unsecured revolving credit facility) and to the Company (consisting of a $315 million senior secured asset-based revolving credit facility to be provided to the Company as the surviving entity of the Merger), certain customary conditions precedent to funding must be satisfied in order for JD Sports and the Company to utilize these bank facilities, and if such conditions are not satisfied or if the lenders do not satisfy their funding commitment, JD Sports may be unable to obtain the funds necessary to consummate the Merger.
If for any reason the Merger is not completed, or the closing of the Merger is significantly delayed, the Company’s share price and business and results of operations may be adversely affected. In addition, failure to consummate the Merger would prevent the Company’s shareholders from realizing the anticipated benefits of the Merger. The Company has incurred, and expects to continue to incur, significant transaction fees, professional service fees, taxes, and other costs related to the Merger.

Further, if the Merger Agreement is terminated under certain circumstances, the Company may be required to pay to JD Sports a termination fee of $28 million or pay JD Sports its reasonable and documented out-of-pocket fees and expenses incurred in connection with the Merger and related transactions, as well as JD Sports’ fees and expenses in connection with its financing of the transaction, in an aggregate amount up to $5.6 million (of which, any reimbursement could be credited against the termination fee, if applicable). Any fees and expenses paid by the Company will be credited against any termination fee that may become due and payable.
The directors and executive officers of the Company have interests in the Merger that may be different from, or in addition to, those of other Company shareholders.
The Company’s shareholders should recognize that the directors and executive officers of the Company have interests in the Merger that may be different from, or in addition to, their interests as shareholders of the Company generally. Interests of executive officers and directors that may be different from or in addition to the interests of the Company’s shareholders generally include, among other matters: (i) the acceleration and cash-out of all Company stock options, including options on Company common stock held by the Company's executive officers and directors, with exercise prices less than the Merger Consideration, as provided in the Merger Agreement; (ii) the acceleration of vesting of each award of Company restricted stock that is outstanding and unvested immediately prior to the effective time of the Merger, including restricted stock held by the Company's executive officers and directors, and the conversion of each such share of restricted stock into the right to receive the Merger Consideration (net of withholding taxes), pursuant to the Merger Agreement; (iii) cash payments, accelerated vesting of outstanding Company equity awards, and other benefits payable under severance arrangements, award agreements, and/or employment agreements with the Company's executive officers in the event of a qualifying termination of employment in connection with the Merger; and (iv) indemnification of the Company's directors and executive officers by the surviving corporation following the Merger.
The Merger Agreement contains provisions that restrict the Company’s ability to pursue alternatives to the Merger and, in specified circumstances, could require the Company to pay JD Sports a termination fee or expense reimbursement.
Under the Merger Agreement, the Company is restricted from soliciting, encouraging, or discussing alternative acquisition proposals from third parties, and the directors are required to maintain its recommendation to its shareholders to approve the Merger with JD Sports. However, prior to the Merger Agreement being approved by the Company’s shareholders, the Company may, if in receipt of an alternative acquisition proposal (obtained without breaching the foregoing restrictions) that is or is reasonably expected to lead to a “superior proposal” (as defined in the Merger Agreement), provide information to and participate in discussions with such proposing party as provided in the Merger Agreement. In addition, prior to the Merger Agreement being approved by the Company’s shareholders, solely if the failure to so change its recommendation would be a breach of its fiduciary duties under applicable law, the directors would be permitted to change its recommendation with respect to the Merger in response to the receipt of a superior proposal that did not result from a breach of the no-solicitation covenants, and/or terminate the Merger Agreement (subject to the Company simultaneously paying to JD Sports a $28 million termination fee) in order to accept a superior proposal. If the directors make such a change in recommendation, JD Sports would also have the right to terminate the Merger Agreement and upon such termination receive the termination fee from the Company. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that is more favorable to the Company or its shareholders than the Merger with JD Sports.
Uncertainties associated with the Merger may cause a loss of employees and may otherwise affect the future business and operations of the Company, JD Sports, and the combined company after the Merger.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company or JD Sports and, if the proposed combination with JD Sports is consummated, on the combined company following the Merger. These consequent uncertainties may impair the Company’s and JD Sports’ ability to retain and motivate key personnel and could also cause customers, suppliers, licensees, partners, and others that deal with the Company or JD Sports to defer entering into contracts with, making other decisions concerning, or seeking to change existing business relationships with the Company or JD Sports. Because the Company and JD Sports depend on the experience and industry knowledge of their executives and other key personnel to execute their business plans, the combined company may be unable to meet its strategic objectives.
While the Merger is pending, the Company may not be able to hire qualified personnel to replace any key employees that may depart to the same extent that it has been able to in the past. In addition, if the Merger is not completed, the Company may also encounter challenges in hiring qualified personnel to replace key employees that may depart the Company subsequent to the Merger announcement.

Two lawsuits have been filed and additional lawsuits may be filed against the Company, JD Sports, and the Company’s Board of Directors challenging the Merger. An adverse ruling in any such lawsuit may delay or prevent the completion of the Merger or result in an award of damages against the Company.
In each complaint, a purported shareholder of the Company has filed a lawsuit on behalf of themselves and a putative class of public Company shareholders, as well as on behalf of the Company derivatively, in the U.S. District Court for the Southern District of Indiana. The lawsuits, which are captioned Martinez v. Lyon, et al., Civil Action No. 1:18-cv-1342 and Franchi v. The Finish Line, Inc., Lyon, et al., Civil Action No. 1:18-cv-01434, names the Company as a nominal defendant and alleges, among other things, breach of fiduciary duty claims against the Company’s Board of Directors (the "Board") in connection with the Board’s consideration and approval of the Merger. The complaints also allege that the preliminary proxy statement that the Company submitted to the SEC in connection with the Merger was materially misleading and incomplete, purportedly violating Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. The lawsuits seek, among other things, to enjoin the consummation of the Merger and damages. The Company believes the lawsuits are without merit and intends to vigorously defend itself. In addition to the foregoing lawsuits, additional lawsuits arising out of or relating to the Merger Agreement or the Merger may be filed in the future.
The results of complex legal proceedings are difficult to predict and could delay or prevent the completion of the Merger. The existence of litigation relating to the Merger could impact the likelihood of obtaining the shareholder approvals from either the Company or JD Sports. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive and could divert the Company’s and JD Sports’ respective management’s attention away from their regular business. One of the conditions to completion of the Merger is the absence of any pending action or proceeding challenging the Merger Agreement or the consummation of the Merger or seeking to compel the Company or any of its subsidiaries, or JD Sports or any of its subsidiaries, to take any action explicitly not required to be taken to obtain required approvals. In addition, another condition to the completion of the Merger is the absence of any law, action, order, or other legal restraint or prohibition, entered, enacted, promulgated, enforced or issued by any court or other governmental authority of competent jurisdiction, which prohibits, renders illegal, or enjoins the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement, whether temporarily, preliminarily or permanently. Accordingly, if a plaintiff is successful in obtaining a judgment prohibiting completion of the Merger, then such judgment may prevent the Merger from being completed, or from being completed within the expected time frame.
The following risk factors assume that the Company remains a stand-alone company except as otherwise noted.
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
Additionally, many of the effects and consequences of U.S. and global financial and economic conditions could potentially have a material adverse effect on the Company’s liquidity and capital resources, including the ability to raise additional capital, if needed, or the ability of banks to honor draws on the Company’s credit facility, or could otherwise negatively affect the Company’s business and financial results. Although the Company normally generates funds from operations to pay operating expenses and fund capital expenditures and has a revolving credit agreement in place until November 30, 2021 (which had no borrowings under it other than amounts used for stand-by letters of credit as of March 3, 2018), the ability to continue to meet these cash requirements over the long-term may require access to additional sources of funds, including capital and credit markets. Continuing market volatility, the impact of government intervention in financial markets, and general economic conditions may adversely affect the ability of the Company to access capital and credit markets.
Global economic conditions may also adversely affect the Company's suppliers’ access to capital and liquidity with which to maintain their inventory, production levels, and product quality and to operate their businesses, all of which could adversely affect the Company’s supply chain. Furthermore, the Company's suppliers might reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures, and product promotions. Market instability could make it more difficult for the Company and its suppliers to accurately forecast future product demand trends, which could cause the Company to carry too much or too little merchandise in various product categories. Current, recent past, and future financial and economic conditions may also adversely affect landlords and real estate developers of retail space, which may limit the availability of attractive leased store locations. Current, recent past, and future conditions may also adversely affect the Company’s pricing and liquidation strategy.
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
The Company’s business is subject to seasonal influences, with a major portion of sales and income historically realized during the second and fourth quarters of the fiscal year, which include the back-to-school and holiday seasons, respectively. This seasonality causes operating results to vary considerably from quarter to quarter and could materially and adversely affect the Company’s results and stock price. In addition, comparable sales are subject to significant fluctuation, on a monthly, quarterly, and annual basis, and the Company anticipates this fluctuation to continue in the future.
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
The Company’s business is dependent, to a significant degree, upon the ability to purchase premium brand-name merchandise at competitive prices, including the receipt of volume discounts, cooperative advertising, markdown allowances, and the ability to return merchandise to suppliers. The Company purchased approximately 94% of its merchandise in fiscal 2018 from its top five suppliers and expects to continue to obtain a significant percentage of its product from these suppliers in future periods. Approximately 66% of merchandise was purchased from one vendor (Nike). The inability to obtain merchandise in a timely manner from major suppliers (particularly Nike) as a result of business decisions by suppliers or disruptions in the global transportation network such as a port strike, weather conditions, work stoppages, or other labor unrest could have a material adverse effect on the business, financial condition, and results of operations of the Company. Because of the strong dependence on Nike, any adverse development in Nike’s distribution strategy, financial condition, or results of operations or the inability of Nike to develop and manufacture products that appeal to the Company’s target customers could also have an adverse effect on the business, financial condition, and results of operations of the Company.
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
The Company reviews its property and equipment, including software and software development costs, when events, which include making decisions that strategically change the intended use of such assets, indicate that their carrying value may be impaired. If an impairment trigger is identified, the carrying value is compared to its estimated fair value and provisions for impairment are recorded as appropriate.
Impairment losses are significantly affected by estimates of future operating cash flows and estimates of fair value. Estimates of future operating cash flows are identified from strategic long-term plans, which are based upon experience, knowledge, and expectations; however, these estimates can be affected by such factors as future operating results, future store/shop profitability, and future economic conditions, all of which can be difficult to predict accurately. Any significant deterioration in macroeconomic conditions could affect the fair value of the Company's long-lived assets and could result in future impairment charges, which would adversely affect its results of operations.
The Company’s business may be adversely affected by the failure to identify and obtain suitable store locations and acceptable lease terms.
To take advantage of customer traffic and shopping preferences, the Company needs to obtain and retain stores in desirable locations, such as in regional and neighborhood malls anchored by major department stores. The Company cannot be certain that desirable mall or other locations will continue to be available. Several large landlords dominate the ownership of prime malls in the United States and because of the dependence upon these landlords for a substantial number of the Company’s store locations, any significant erosion of the relationships with these landlords or their financial condition would negatively affect its ability to obtain and retain locations. Additionally, further landlord consolidation may negatively affect the Company's ability to obtain and retain store locations at acceptable lease terms. The Company’s average remaining store lease term is relatively short. Due to the short-term nature, the Company is subject to potential market changes, which could increase occupancy costs and adversely affect profitability.
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
The Board determines if it is in the best interest of the Company to pay a dividend to its shareholders and the amount of any dividend, and declares all dividend payments. There is no assurance that the Board will continue to declare dividends in the future or that the Company’s results of operations and financial condition will allow for a dividend to be declared. The Company’s current share repurchase program, as amended, authorizes the purchase of 5 million shares of the Company’s common stock (of which 4.5 million shares were available as of March 3, 2018) through December 31, 2019. However, the Company is not obligated to make any purchases under the share repurchase program and the program may be discontinued at any time.
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
Changes in tax laws and interpretations may affect the Company's earnings negatively.
On December 22, 2017, H.R. 1, originally the Tax Cuts & Jobs Act (“the Tax Act”), was signed into law making significant changes to the Internal Revenue Code. Changes include a corporate rate decrease from 35% to 21%, effective January 1, 2018, as well as a variety of other changes including eliminating certain deductions for executive compensation and limiting the deduction for interest.
In applying the impacts of the Tax Act, the Company re-measured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally a 21% federal tax rate and its related impacts on the state tax rates. The resulting impact was the recognition of an income tax benefit of $10.1 million in the fourth quarter of fiscal 2018.
The Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and U.S. Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
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
The Company’s shops within department stores use selling space within Macy’s. These shops within department stores are dependent on the Macy’s point of sale and other technological platforms, including those related to www.macys.com. In addition, the Macy’s management team, corporate strategy, labor relations (including unionized Macy’s labor in two large geographic metropolitan regions in the United States), and marketing and advertising campaigns have an effect on the success of the Company’s shops within department stores. The Company has limited influence over these factors, so a strategic shift in any of these factors or a significant disruption in Macy’s business, including Macy’s store closures, could result in deterioration in the operations of the Company’s shops within department stores.
Additionally, the Company needs to obtain and retain shops within department stores in desirable locations. The Company cannot be certain that desirable locations will continue to be available because of the dependence upon Macy’s in negotiating the shop locations. Any significant erosion of the relationship with Macy’s or its financial condition could negatively affect the Company's ability to obtain and retain shop locations.
The effects of natural disasters, terrorism, acts of war, and public health issues may adversely affect the Company's business.
Natural disasters, including earthquakes, hurricanes, floods, and tornadoes, may affect the operations of the Company's stores/shops, information systems, and distribution center. In addition, acts of terrorism, acts of war, and military action both in the United States and abroad can have a significant effect on economic conditions and may negatively affect the Company's ability to purchase merchandise from suppliers for sale to its customers. Public health issues, such as the flu, viruses for which there is currently no known cure, or other pandemics, whether occurring in the United States or abroad, could disrupt the Company's operations and result in a significant part of its workforce being unable to operate or maintain its infrastructure or perform other tasks necessary to conduct its business. Additionally, public health issues may disrupt, or have an adverse effect on, the Company's suppliers’ operations or its own operations, customers, and customer demand. The Company's ability to mitigate the adverse impact of these events depends, in part, upon the effectiveness of its disaster preparedness and response planning as well as business continuity planning. However, the Company cannot be certain that its plans will be adequate or implemented properly in the event of an actual disaster. The Company may be required to suspend operations in some or all of its locations, which could have a material adverse effect on its business, financial condition, and results of operations. Any significant declines in public safety or uncertainties regarding future economic prospects that affect customer spending habits could have a material adverse effect on customer purchases of the Company's products.
Potential health care reform efforts under the new administration could significantly affect the Company's business.
In 2010, Congress enacted and the President signed the Patient Protection and Affordable Care Act (the “ACA”), which created comprehensive reform to the health care system in the United States. The ACA contains provisions which, among other things, includes guaranteed coverage requirements, establishes health insurance exchanges to facilitate the purchase of qualified health plans, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, imposes new and significant taxes on health insurers and health care benefits, and increases the reporting required to comply with the legislation. The ACA remains subject to continuing legislative scrutiny, including efforts by Congress and the new administration to amend or repeal a number of its provisions, as well as administrative actions delaying the effectiveness of key provisions. If the ACA is repealed or substantially modified, or if implementation of certain aspects of the ACA are delayed, such repeal, modification, or delay may impact the Company's business, financial condition, and results of operations. The Company is unable to predict the impact of any repeal, modification, or delay of the ACA at this time.

Legislative or regulatory initiatives related to global warming and climate change concerns may negatively affect the Company's business.
There has been an increasing focus and significant debate on global climate change, including increased attention from regulatory agencies and legislative bodies. The increased focus may lead to new initiatives directed at regulating an array of environmental matters. Legislative, regulatory, or other efforts in the United States to address climate change could result in future increases in taxes or in the cost of transportation and utilities, which could decrease the Company's operating profits and could necessitate additional investments in facilities and equipment. The Company is unable to predict the potential effects that any such future environmental initiatives may have on its business.

New accounting guidance or changes in the interpretation or application of existing accounting guidance could adversely affect the Company's financial performance.
The implementation of new accounting standards could require certain systems, internal process and other changes that could increase the Company's operating costs, and also could result in changes to its financial statements. In particular, the implementation of accounting standards related to leases, as issued by the Financial Accounting Standards Board are requiring the Company to make significant changes to its lease management and other accounting systems, and will result in a material impact to our consolidated financial statements.
U.S. generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to the Company's business involve many subjective assumptions, estimates and judgments by its management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by the Company's management could significantly change its reported or expected financial performance.
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
Store Locations
As of May 3, 2018, the Company operated 930 stores/shops in 47 U.S. states, the District of Columbia, Guam, and Puerto Rico. The brick and mortar stores and shops within department stores are primarily located in enclosed shopping malls. The following table sets forth information concerning the Company’s stores/shops as of May 3, 2018:

State	Finish Line	Branded shops within department stores	State	Finish Line	Branded shops within department stores
Alabama	8	2	Nebraska	3
Arizona	11	9	Nevada	5	5
Arkansas	6		New Hampshire	4	2
California	41	86	New Jersey	12	18
Colorado	12	4	New Mexico	3	1
Connecticut	8	8	New York	21	27
Delaware	1	1	North Carolina	14	3
Florida	43	27	North Dakota	2
Georgia	18	11	Ohio	35	12
Guam		1	Oklahoma	5	1
Hawaii		5	Oregon	1	6
Idaho		1	Pennsylvania	24	13
Illinois	31	13	Rhode Island	1	2
Indiana	22	6	South Carolina	8
Iowa	7		South Dakota	1
Kansas	4	2	Tennessee	14	5
Kentucky	8	2	Texas	58	24
Louisiana	6	3	Utah		1
Maine	1	1	Virginia	24	9
Maryland	17	11	Washington	7	18
Massachusetts	13	10	West Virginia	5
Michigan	17	8	Wisconsin	8	2
Minnesota	9	6	Wyoming	1
Mississippi	5		District of Columbia		1
Missouri	8	6	Puerto Rico	3	2

				555	375
Finish Line leases all of its stores. Initial lease terms for the Company’s stores are generally 10 years in duration without renewal options, although some of the stores are subject to leases for three to five years with one or more renewal options. The leases generally provide for a fixed minimum rental fee plus contingent rent, which is determined as a percentage of gross sales in excess of specified levels. Shops within department stores are operated under a license agreement based on a percentage of sales, which includes a guaranteed minimum license fee in fiscal years 2019 through 2023.

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
Item 4. Mine Safety Disclosures
Not applicable.

Item 4.5. Executive Officers of the Registrant
Executive officers of the Company are appointed by and serve at the discretion of the Company’s Board of Directors. The following table sets forth certain information regarding the Company’s executive officers as of May 3, 2018.
No executive officer of the Company has a “family relationship” with any director or other executive officer of the Company, as that term is defined for purposes of this disclosure requirement.

Name	Age	Position	Officer Since
Samuel M. Sato(1)	54	Chief Executive Officer and Director	2007
Melissa Greenwell(2)	51	Executive Vice President, Chief Operating Officer	2013
Edward W. Wilhelm(3)	59	Executive Vice President, Chief Financial Officer	2009
AJ Sutera(4)	52	Executive Vice President, Chief Information and Technology Officer	2016
John Hall(5)	53	Executive Vice President, Divisional President, Chief Merchandising Officer	2016
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

	Fiscal 2018		Fiscal 2017
Quarter Ended	High	Low	High	Low
May	$17.30	$12.46	$22.18	$16.81
August	15.28	9.80	24.41	16.64
November	12.68	6.90	24.52	19.07
February	15.06	9.34	24.50	16.36
As of May 3, 2018, there were approximately 1,500 record holders of the Company’s common stock. The number of common stock record holders excludes the beneficial owners of shares held in “street” name or held through participants in depositories.
On January 17, 2018, the Company increased its quarterly cash dividend to $0.115 per share from $0.11 per share of the Company’s common stock. The Company declared dividends of $18.2 million, $17.0 million, and $16.5 million during fiscal 2018, 2017, and 2016, respectively. As of March 3, 2018 and February 25, 2017, dividends declared but not paid of $4.7 million and $4.5 million, respectively, were accrued in other liabilities and accrued expenses on the Company’s consolidated balance sheets. Further declarations of dividends remain at the discretion of the Company’s Board of Directors (the "Board").
On July 21, 2011, the Board authorized a share repurchase program to repurchase shares of the Company’s common stock with amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31, 2019 (the “Share Repurchase Program”). The Company repurchased 0.3 million shares of its common stock at an average price of $15.29 per share for an aggregate amount of $3.8 million in fiscal 2018. As of March 3, 2018, there were 4.5 million shares remaining available to repurchase under the Share Repurchase Program.
As of March 3, 2018, the Company held 19.4 million shares of its common stock as treasury shares at an average price of $20.59 per share for an aggregate carrying amount of $399.2 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock available for issuance upon the exercise of options and for awards of restricted stock and other awards is limited under The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014 and further amended as of June 27 and July 14, 2016 (the “Amended and Restated 2009 Incentive Plan”). Further purchases will occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Details on the shares repurchased under the Share Repurchase Program during the fourteen weeks ended March 3, 2018 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program
November 26, 2017 – December 30, 2017	—	$—	—	4,541,936
January 1, 2018 – February 3, 2018	—	—	—	4,541,936
February 4, 2018 – March 3, 2018	—	—	—	4,541,936
	—	$—	—

Item 6. Selected Financial Data

	Year Ended
	March 3,	February 25,	February 27,	February 28,	March 1,
	2018	2017	2016	2015	2014
	(in thousands, except per share and store/shop data)
Statement of Operations Data(1):
Net sales	$1,838,956	$1,844,393	$1,798,982	$1,750,707	$1,620,231
Cost of sales (including occupancy costs)(a)	1,306,859	1,295,989	1,242,960	1,182,365	1,089,609
Gross profit	532,097	548,404	556,022	568,342	530,622
Selling, general, and administrative expenses(a)(b)	486,484	480,897	469,836	432,007	403,548
Impairment charges and store closing costs	36,691	13,312	43,637	2,030	2,767
Operating income	8,922	54,195	42,549	134,305	124,307
Interest (income) expense, net	(73)	279	65	15	(37)
Gain on sale of investment	—	—	—	—	1,038
Income from continuing operations before income taxes	8,995	53,916	42,484	134,290	125,382
Income tax (benefit) expense(c)	(5,719)	18,760	13,562	45,191	47,663
Net income from continuing operations	14,714	35,156	28,922	89,099	77,719
Net loss from discontinued operations, net of tax	(304)	(53,364)	(7,126)	(9,357)	(2,667)
Net income (loss)	14,410	(18,208)	21,796	79,742	75,052
Net loss attributable to redeemable noncontrolling interest of discontinued operations	—	—	96	2,251	1,851
Net income (loss) attributable to The Finish Line, Inc.	$14,410	$(18,208)	$21,892	$81,993	$76,903
Earnings Per Share Data(1):
Basic earnings (loss) per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$0.36	$0.86	$0.64	$1.86	$1.59
Discontinued operations	(0.01)	(1.31)	(0.15)	(0.15)	(0.02)
Basic earnings (loss) per share attributable to The Finish Line, Inc. shareholders	$0.35	$(0.45)	$0.49	$1.71	$1.57

Diluted earnings (loss) per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$0.36	$0.85	$0.64	$1.85	$1.58
Discontinued operations	(0.01)	(1.29)	(0.16)	(0.15)	(0.02)
Diluted earnings (loss) per share attributable to The Finish Line, Inc. shareholders	$0.35	$(0.44)	$0.48	$1.70	$1.56

Dividends declared per share	$0.445	$0.41	$0.37	$0.33	$0.29
Share Data:
Basic weighted-average shares	40,281	40,911	44,565	47,268	48,286
Diluted weighted-average shares(2)	40,339	41,367	44,787	47,658	48,701
Selected Store Operating Data:
Number of stores/shops
Opened during year	7	7	9	223	205
Closed during year	(23)	(43)	(58)	(21)	(23)
Open at end of year	931	947	983	1,032	830
Total square feet(3)	3,652,183	3,714,228	3,754,572	3,875,969	3,737,550
Average square feet per store/shop(3)	3,923	3,922	3,820	3,756	4,503
Net sales per square foot for brick and mortar comparable stores(4)(5)	$368	$372	$369	$368	$366
(Decrease) increase in Finish Line comparable sales(5)(6)	(3.9)%	0.3%	1.8%	3.2%	4.2%
Balance Sheet Data:
Working capital	$291,567	$269,439	$347,533	$320,266	$362,297
Total assets	$675,032	$746,468	$817,548	$783,128	$769,095
Total debt	$—	$—	$—	$—	$—
Shareholders’ equity	$450,990	$451,498	$527,644	$589,644	$582,184
____________________

(1)	Fiscal 2018 includes 53 weeks versus 52 weeks in all other years presented.

(2)	Consists of weighted-average common and common equivalent shares outstanding for the fiscal year.

(3)	Computed as of the end of each fiscal year.

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

(c)
Fiscal 2018 includes a provisional $10.1 million benefit resulting from the enactment of the Tax Cuts and Jobs Act due to the re-measurement of the Company’s deferred tax assets and liabilities (as discussed in Item 8. Financial Statement and Supplementary Information, Note 7, Income Taxes). Fiscal 2015 includes a $4.3 million income tax benefit for a worthless stock deduction with respect to the Company’s wholly-owned subsidiary, The Finish Line MA, Inc.

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
Finish Line is a premium retailer of athletic shoes, apparel, and accessories. As of May 3, 2018, the Company operated 555 Finish Line stores, which averaged 5,611 square feet, in 44 U.S. states and Puerto Rico. In addition, Finish Line operates an e-commerce site, www.finishline.com, as well as mobile commerce via m.finishline.com. Finish Line carries a large selection of men’s, women’s, and kids’ athletic shoes (“footwear”), as well as an assortment of apparel and accessories (“softgoods”). Brand names offered by Finish Line include Nike, Brand Jordan, adidas, Under Armour, Puma, and many others. Footwear accounted for 94% of Finish Line’s net sales during fiscal 2018.
Under the Finish Line brand, the Company is the exclusive retailer of athletic shoes, both in-store and online, for Macy’s Retail Holdings, Inc., Macy’s Puerto Rico, Inc., and Macys.com, Inc. (collectively, “Macy’s”). The Company is responsible for the athletic footwear assortment, inventory, fulfillment, and pricing at all of Macy’s locations and online at www.macys.com. The Company operates branded and unbranded shops in-store at Macy’s. Branded shops include Finish Line signage within those shops and are generally staffed by Finish Line employees, while unbranded shops do not include Finish Line signage and are exclusively serviced by Macy’s employees. There are no differences in the merchandise that is sold, the classification of revenue recorded at retail, or the Company’s operation of the athletic footwear inventory and business between branded and unbranded shops and www.macys.com. As of May 3, 2018, the Company operated Finish Line-branded shops in 375 Macy’s department stores, which averaged 1,432 square feet, in 39 U.S. states, the District of Columbia, Puerto Rico, and Guam. Throughout this Annual Report on Form 10-K, the term “shops within department stores” is used to describe the Company’s business operations at Macy’s in-store branded and unbranded shops, as well as online at www.macys.com. Shops within department stores carry men’s, women’s, and kids’ athletic shoes, as well as a small assortment of accessories. Brand names offered by shops within department stores include Nike, Skechers, Converse, Puma, New Balance, adidas, and many others.
Proposed Merger with JD Sports Fashion Plc
On March 25, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JD Sports Fashion Plc, a company incorporated under the laws of England and Wales (“JD Sports”), and Genesis Merger Sub, Inc., an Indiana corporation and an indirect wholly-owned indirect subsidiary of JD Sports (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger), with the Company surviving the Merger as an indirect wholly-owned subsidiary of JD Sports. At the effective time of the Merger, each issued and outstanding class A Common Share, no par value, of the Company (“Company Common Shares”) (other than shares held by the Company in treasury or owned by any subsidiary of the Company, JD Sports, Merger Sub, or any other subsidiary of JD Sports) will automatically be converted into the right to receive $13.50 in cash (the “Merger Consideration”). In addition, at the effective time of the Merger, all outstanding and unexercised Company stock options (whether vested or unvested) granted under the Company’s 2002 Stock Incentive Plan, as amended, and Amended and Restated 2009 Incentive Plan, as amended, will be cancelled and JD Sports, or the surviving corporation, will pay the holder of each such option an amount in cash (without interest) equal to the product of (x) the excess, if any, of the Merger Consideration over the exercise price per share of the Company Common Shares underlying such option, and (y) the number of Company Common Shares subject to the option (net of withholding taxes and rounded down to the nearest cent). Each award of Company restricted stock that is outstanding and unvested immediately prior to the effective time of the Merger will become fully vested and free of forfeiture restrictions immediately prior to the effective time, and each such share of restricted stock will be converted into the right to receive the Merger Consideration (net of withholding taxes).
The closing of the transaction is subject to the receipt of any required regulatory approvals, the approvals of the Company’s and JD Sports’ shareholders and the satisfaction of other customary closing conditions. The Merger is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Merger Agreement, which is currently expected to be in the late second quarter of calendar year 2018, although delays may occur.
The payment of the Merger Consideration will be funded in part, through debt financing that has been committed to JD Sports by Barclays Bank PLC, HSBC Bank plc, PNC Bank, National Association, and PNC Capital Markets LLC. The Merger Agreement does not contain a financing condition.
The Merger Agreement contains certain termination rights in favor of the parties, as set forth therein, including, among other things, the right of either party, subject to specified limitations, to terminate the Merger Agreement if the Merger is not consummated by September 25, 2018. Upon the termination of the Merger Agreement, under specified circumstances, the Company may be required to pay JD Sports a termination fee of $28 million. In addition, if the Merger Agreement is terminated in certain other circumstances, then the Company must pay JD Sports its reasonable and documented out-of-pocket fees and expenses incurred in connection with the Merger and related transactions, as well as JD Sports’ fees and expenses in connection with JD Sports’ financing of the transaction, in an aggregate amount up to $5.6 million. Any fees and expenses paid by the Company will be credited against any termination fee that may become due and payable.
Additional information about the Merger is set forth in the Company’s filings with the U.S. Securities and Exchange Commission.
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
Cost of Sales. Cost of sales includes the cost associated with acquiring merchandise from suppliers, occupancy costs, license fees, provision for inventory shortages, and credits and allowances from the Company's merchandise suppliers. Cash consideration received from merchandise suppliers after the related merchandise has been sold is recorded as an offset to cost of sales in the period negotiations are finalized. For cash consideration received on merchandise still in inventory, the allowance is recorded as a reduction to the cost of on-hand inventory and recorded as a reduction of cost of sales at the time of sale.
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
Valuation of Property and Equipment and Software Development Costs. The Company reviews its property and equipment and software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment recognized is measured by comparing projected discounted cash flows to the asset’s carrying value. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments. Actual results may differ from these estimates and as a result the estimation of fair values may be adjusted in the future.
Operating Leases. The Company leases retail stores under non-cancelable operating leases, which generally have lease terms ranging from one to ten years. Most of these lease arrangements do not provide for renewal periods; however, management expects that in the normal course of business, expiring leases will generally be renewed or, upon making a decision to relocate, replaced by leases at other premises. The Company recognizes rent expense for minimum operating lease payments on a straight-line basis over the expected lease term, including rent holidays, rent escalation clauses, and/or cancelable option periods where failure to exercise such options would result in an economic penalty. In addition, the commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the leased space for build-out.

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
The Company calculates an annual effective income tax rate based on annual income, permanent differences between book and tax income, and statutory income tax rates. The Company adjusts the annual effective income tax rate as additional information on outcomes or events becomes available. The Company’s effective income tax rate is affected by changes in tax law (such as the Tax Cuts and Jobs Act), the tax jurisdiction of new stores/shops or business ventures, the level of earnings or losses, the results of tax audits, permanent tax deductions and credits, the level of investment income, and other items.
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
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers and has subsequently issued several amendments which clarify the guidance as well as provide guidance for implementation. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The guidance is effective for annual or interim reporting periods beginning after December 15, 2017. The Company finalized its assessment of the new guidance, which it adopted on March 4, 2018, using a modified retrospective transition approach. The Company has determined that the new guidance will result in a net cumulative-effect adjustment to decrease beginning retained earnings as of the date of adoption, primarily due to a change in how the Company accounts for its loyalty program. The Company has determined that the adoption of the guidance will result in the following additional impacts:
•Estimated costs of returns will be recorded as a current asset rather than netted within other liabilities and accrued expenses and;
•Change from the cost deferral accounting method to the revenue deferral accounting method to record the Company’s unredeemed awards related to its customer loyalty program.

The impacts from the adoption of this guidance, including the net cumulative-effect adjustment, did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.
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
In March 2016, the FASB issued guidance on simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted the provisions of this guidance on February 26, 2017. The impact of the adoption resulted in the following:
•Excess tax benefits (deficiencies) resulting from share-based compensation are now recorded within income tax expense when the awards vest or are settled, rather than within equity. Additionally, excess tax benefits are now excluded from assumed future proceeds in the Company’s calculation of diluted shares for purposes of determining diluted earnings per share. The prospective adoption of this provision did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows. The Company recorded excess tax deficiencies related to share-based compensation of approximately $1.4 million in fiscal 2018 to income tax expense, whereas such expense previously would have been recorded in equity. In addition, the Company recorded approximately $0.1 million of previously unrecognized tax benefits as a cumulative-effect adjustment to beginning retained earnings.
•The Company elected to continue to expense share-based awards based on awards ultimately expected to vest, which requires the Company to continue to estimate forfeitures on the date of their grant.
•Excess tax benefits from share-based compensation arrangements are classified as cash flows from operations, rather than as cash flows from financing activities. The Company adopted this change retrospectively, which resulted in an increase of $0.5 million and $0.3 million to net cash provided by operating activities and an increase of $0.5 million and $0.3 million in cash flows used in financing activities for fiscal 2017 and 2016, respectively.

General
The following discussion and analysis should be read in conjunction with the information included in Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data.
The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 53 weeks in fiscal 2018 and 52 weeks in fiscal 2017 and 2016.
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
The following tables set forth store/shop and square feet information of the Company for each of the following fiscal years:

	Year Ended
Number of stores/shops	March 3, 2018	February 25, 2017
Finish Line:
Beginning of year	573	591
Opened	3	6
Closed	(20)	(24)
End of year	556	573
Branded shops within department stores:
Beginning of year	374	392
Opened	4	1
Closed	(3)	(19)
End of year	375	374
Total:
Beginning of year	947	983
Opened	7	7
Closed	(23)	(43)
End of year	931	947

Square feet information	March 3, 2018	February 25, 2017
Finish Line:
Square feet	3,115,153	3,187,942
Average store size	5,603	5,564
Branded shops within department stores:
Square feet	537,030	526,286
Average shop size	1,432	1,407
Total:
Square feet	3,652,183	3,714,228
Results of Operations
The following table sets forth net sales of the Company by major category for each of the following fiscal years (in thousands):

	Year Ended
Category	March 3, 2018		February 25, 2017		February 27, 2016
Footwear	$1,721,020	94%	$1,715,348	93%	$1,619,002	90%
Softgoods	117,936	6%	129,045	7%	179,980	10%
Total net sales	$1,838,956	100%	$1,844,393	100%	$1,798,982	100%
The following table and subsequent discussion set forth operating data of the Company as a percentage of net sales for the fiscal years indicated below:

	Year Ended
	March 3, 2018	February 25, 2017	February 27, 2016
Income Statement Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales (including occupancy costs)	71.1	70.3	69.1
Gross profit	28.9	29.7	30.9
Selling, general, and administrative expenses	26.4	26.1	26.1
Impairment charges and store closing costs	2.0	0.7	2.4
Operating income	0.5	2.9	2.4
Interest (income) expense, net	—	—	—
Income from continuing operations before income taxes	0.5	2.9	2.4
Income tax (benefit) expense	(0.3)	1.0	0.8
Net income from continuing operations	0.8	1.9	1.6
Net loss from discontinued operations	—	(2.9)	(0.4)
Net income (loss)	0.8%	(1.0)%	1.2%

Fifty-Three Weeks Ended March 3, 2018 Compared to the Fifty-Two Weeks Ended February 25, 2017
Net Sales

	Year Ended
	March 3, 2018	February 25, 2017
	(dollars in thousands)
Brick and mortar stores sales	$1,162,469	$1,196,927
Digital sales	331,672	326,752
Shops within department stores sales	344,815	320,714
Total net sales	$1,838,956	$1,844,393

Brick and mortar comparable sales decrease	(4.8)%	(2.4)%
Digital comparable sales (decrease) increase	(0.6)%	11.4%
Finish Line comparable sales (decrease) increase	(3.9)%	0.3%
Shops within department stores comparable sales increase	6.9%	33.0%
Net sales decreased 0.3% in fiscal 2018 as compared to fiscal 2017, which was primarily due to the following:

•
A decrease in Finish Line net sales (composed of brick and mortar net sales and digital net sales) of 1.9%, primarily due to a Finish Line comparable sales decrease of 3.9%, as well as a decrease in net Finish Line store count as compared to the prior year, partially offset by an additional 7 days of sales in fiscal 2018 that resulted in additional sales of $40.0 million.

•
An increase in shops within department store net sales of 7.5%, primarily due to an increase in shops within department stores comparable sales and an additional 7 days of sales in fiscal 2018 that resulted in additional sales of $5.5 million, partially offset by a decrease in non-branded shop net sales.

Consolidated footwear sales increased 0.3% in fiscal 2018 as compared to fiscal 2017, which was primarily driven by a kids’ footwear net sales increase in the mid-single digits and a men's footwear net sales increase in the low-single digits, partially offset by a women’s footwear net sales decrease in the mid-single digits. Consolidated softgoods net sales decreased 8.6% in fiscal 2018 as compared to fiscal 2017, as the Company narrowed its assortments to align its offering with customer demand.
Cost of Sales (Including Occupancy Costs) and Gross Profit

	Year Ended
	March 3, 2018	February 25, 2017
	(dollars in thousands)
Cost of sales (including occupancy costs)	$1,306,859	$1,295,989
Gross profit	$532,097	$548,404
Gross profit as a percentage of net sales	28.9%	29.7%
Gross profit, as a percentage of net sales, decreased 0.8% in fiscal 2018 as compared to fiscal 2017, which was primarily due to a 0.9% decrease in product margin, partially offset by a 0.1% decrease in occupancy costs, as a percentage of net sales. The 0.9% decrease in product margin, as a percentage of net sales, was primarily due to increased markdown cadence to be competitive in a highly promotional environment and to clear slow moving merchandise as compared to the prior year. The 0.1% decrease in occupancy costs, as a percentage of net sales, was primarily due to exiting unprofitable lease locations.

Selling, General, and Administrative Expenses

	Year Ended
	March 3, 2018	February 25, 2017
	(dollars in thousands)
Selling, general, and administrative expenses	$486,484	$480,897
Selling, general, and administrative expenses as a percentage of net sales	26.4%	26.1%
Selling, general, and administrative expenses increased $5.6 million in fiscal 2018 as compared to fiscal 2017, which was primarily due to the following: an increase in variable costs due to the extra week in fiscal 2018 as well as other variable costs such as Macys.com license fees, in conjunction with the 7.5% increase in shops within department store net sales, and employee compensation costs and supply chain expenses, an increase in costs due to the Company's continued investment in its digital business and an increase in depreciation and amortization expense of $3.5 million, partially offset by a decrease in marketing, credit card costs, and severance and related benefits due to a reduction in workforce in fiscal 2017.
Impairment Charges and Store Closing Costs

	Year Ended
	March 3, 2018	February 25, 2017
	(dollars in thousands)
Impairment charges and store closing costs	$36,691	$13,312
Impairment charges and store closing costs as a percentage of net sales	2.0%	0.7%
Number of stores/shops closed	23	43
The $36.7 million in impairment charges and store closing costs recorded during fiscal 2018 were primarily the result of a $13.5 million write-off of technology assets related to enterprise-wide systems infrastructure, as the Company determined the systems were no longer going to be utilized, an $11.6 million write-off of long-lived assets of underperforming stores, and an $11.1 million write-off of obsolete store fixtures and corporate assets. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.4 million in store closing costs during fiscal 2018, which represents the non-cash write-off of fixtures and equipment upon a store/shop closing.
The $13.3 million in impairment charges and store closing costs recorded during fiscal 2017 were primarily the result of an $11.5 million write-off of long-lived assets of underperforming stores and a $1.0 million write-off of obsolete store fixtures and corporate assets. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.8 million in store closing costs during fiscal 2017.
Interest (Income) Expense, Net

	Year Ended
	March 3, 2018	February 25, 2017
	(dollars in thousands)
Interest (income) expense, net	$(73)	$279
Interest (income) expense, net as a percentage of net sales	—%	—%
Interest income is earned on the Company’s investments and interest expense is incurred on money borrowed, the unused commitment fee, and letter of credit fees related to the Company’s Amended and Restated Revolving Credit Facility Credit Agreement.

Income Tax (Benefit) Expense

	Year Ended
	March 3, 2018	February 25, 2017
	(dollars in thousands)
Income tax (benefit) expense	$(5,719)	$18,760
Income tax (benefit) expense as a percentage of net sales	(0.3)%	1.0%
Effective income tax rate	(63.6)%	34.8%
The decrease in the effective tax rate in fiscal 2018 as compared to fiscal 2017 was primarily due to the re-measurement of the net deferred tax liability as a result of the enactment of the Tax Cuts and Jobs Act (“the Tax Act”) on December 22, 2017, which resulted in an income tax benefit of $10.1 million. Among numerous other provisions, the Tax Act significantly revises the U.S. federal income tax by reducing the statutory rate from 35% to 21% effective January 1, 2018. The Tax Act also revises the tax laws that will affect fiscal 2019, including, but not limited to, eliminating the performance pay exceptions related to certain deductions for executive compensation and limiting the deduction for interest. The Company has reasonably estimated the effects of the Tax Act and recorded provisional amounts in its consolidated financial statements as of and for the fiscal year ended March 3, 2018. For fiscal 2018, the reduction in the tax rate effective January 1, 2018 resulted in a pro-rated current year statutory tax rate of 32.6%. The re-measurement of the Company’s deferred tax liability takes into account the change in the statutory tax rate and the impact associated with the future limitations on the deduction for executive compensation. The Company has calculated its best estimates of the impact of the Tax Act, however, the estimate may be impacted further as it analyzes available tax accounting methods and elections, state tax conformity to the federal tax changes, changes in estimates that may result from finalizing the filing of its fiscal 2018 U.S. income tax return and other guidance issued by the regulatory bodies that provide interpretations of the Tax Act, which may materially impact the Company’s provision for income taxes in the period in which the adjustments are recorded.
Net Income from Continuing Operations

	Year Ended
	March 3, 2018	February 25, 2017
	(dollars in thousands)
Net income from continuing operations	$14,714	$35,156
Net income from continuing operations as a percentage of net sales	0.8%	1.9%
Diluted earnings per share attributable to The Finish Line, Inc. from continuing operations	$0.36	$0.85
Net income from continuing operations decreased $20.4 million in fiscal 2018 as compared to fiscal 2017, which was primarily due to the decrease in gross profit, increase in impairment charges and store closing costs, and an increase in selling, general, and administrative expenses, partially offset by a decrease in income tax expense as discussed above.
Net Loss from Discontinued Operations, Net of Tax

	Year Ended
	March 3, 2018	February 25, 2017
	(dollars in thousands)
Net loss from discontinued operations, net of tax	$(304)	$(53,364)
Net loss from discontinued operations as a percentage of net sales	—%	(2.9)%
Diluted loss per share attributable to The Finish Line, Inc. from discontinued operations	$(0.01)	$(1.29)
Net loss from discontinued operations during fiscal 2018 includes a working capital adjustment which increased the purchase price by $1.0 million, offset by certain one-time benefits that were associated with the JackRabbit division and the associated income tax expense.

The $53.4 million in net loss from discontinued operations during fiscal 2017 represents the net operating losses and the loss on the sale of JackRabbit and the associated income tax benefit. On February 24, 2017, the Company completed the sale of its JackRabbit division to affiliates of CriticalPoint Capital, LLC (the “Buyers”). The transaction took the form of a sale by the Company of its entire membership interest in its affiliated company, which owns JackRabbit, and a payment of $10.1 million (which does not include the working capital adjustment discussed above), of which $1.8 million was held back and was payable as of February 25, 2017 based on certain conditions that need to be met by the Buyers. The Company recorded a loss on sale of $33.5 million in fiscal 2017, which represented the total cash payments to the Buyers of $10.1 million, net assets assumed by the Buyers of $18.3 million, and one-time costs of approximately $5.1 million associated with the transaction (prior to any adjustments recorded to the one-time costs in fiscal 2018).

The following table presents key financial results of JackRabbit for each of the following fiscal years:

	Year Ended
	March 3, 2018	February 25, 2017
	(in thousands)
Net sales	$—	$89,739
Cost of sales (including occupancy costs)	—	68,495
Gross profit	—	21,244
Selling, general, and administrative	—	30,488
Impairment charges and store closing costs	—	44,202
Loss on sale of discontinued operations	483	33,500
Loss from discontinued operations before income tax benefit	(483)	(86,946)
Income tax benefit	179	33,582
Net loss from discontinued operations, net of tax	$(304)	$(53,364)
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
Net sales increased 2.5% in fiscal 2017 as compared to fiscal 2016, which was primarily due to the following:

•
An increase in shops within department store net sales of 29.7%, primarily due to an increase in shops within department stores comparable sales as a result of the repositioning and expansion of 152 branded shops during fiscal 2017 and 2016, partially offset by a decrease in non-branded shop net sales.

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
Selling, general, and administrative expenses increased $11.1 million in fiscal 2017 in comparison to fiscal 2016, which was primarily due to the following: (1) an increase in depreciation expense of $7.2 million, or 14.6%, which was primarily due to the replacement of the Company’s warehouse and order management system in the third quarter of fiscal 2016, the Company’s new store design initiative, and the website platform replacement in fiscal 2017; (2) incremental costs of $3.7 million for severance and related benefits due to a reduction in workforce; (3) incremental credit costs due to credit cards; (4) incremental costs related to the implementation of the Company’s new payroll software; and (5) increase in variable costs such as Macys.com license fees, in conjunction with the 29.7% increase in shops within department store net sales.
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
Net income from continuing operations increased $6.3 million in fiscal 2017 as compared to fiscal 2016, which was primarily due to the decrease in impairment and store closing costs, partially offset by a decrease in gross profit and an increase in selling, general, and administrative expenses and income tax expense, as discussed above.
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
On February 24, 2017, the Company completed the sale of its JackRabbit division to affiliates of CriticalPoint Capital, LLC (the “Buyers”). The transaction took the form of a sale by the Company of its entire membership interest in its affiliated company, which owns JackRabbit, and a payment of $10.1 million (which does not include a working capital adjustment agreed to in fiscal 2018), of which $1.8 million was held back and was payable as of February 25, 2017 based on certain conditions that need to be met by the Buyers. Included in the $10.1 million payment to the Buyers is an estimated net working capital adjustment of $1.1 million, which was included in the $1.8 million payment held back as discussed above. The purchase price is subject to working capital and other customary adjustments set forth in the purchase agreement. The Buyers acquired all JackRabbit assets, inventory, leasehold interests, customary liabilities, intellectual property, and the JackRabbit trademark and name pursuant to the Agreement.
The Company recorded a loss on sale of $33.5 million, which represented the total cash payments to the Buyers of $10.1 million, net assets assumed by the Buyers of $18.3 million, and one-time costs of approximately $5.1 million associated with the transaction (prior to any adjustments recorded in fiscal 2018).

The following table presents key financial results of JackRabbit for each of the following fiscal years:

	Year Ended
	February 25, 2017	February 27, 2016
	(in thousands)
Net sales	$89,739	$89,906
Cost of sales (including occupancy costs)	68,495	62,936
Gross profit	21,244	26,970
Selling, general, and administrative expenses	30,488	33,824
Impairment charges and store closing costs	44,202	5,055
Loss on sale of discontinued operations	33,500	—
Loss from discontinued operations before income tax benefit	(86,946)	(11,909)
Income tax benefit	33,582	4,783
Net loss from discontinued operations, net of tax	$(53,364)	$(7,126)
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
Liquidity and Capital Resources
The Company’s primary source of working capital is cash on hand and cash flows from operations. The following table sets forth material balance sheet and liquidity measures of the Company (in thousands):

	March 3, 2018	February 25, 2017
Cash and cash equivalents	$93,385	$90,856
Merchandise inventories, net	$321,742	$331,146
Interest-bearing debt	$—	$—
Working capital	$291,567	$269,439
Operating Activities. Net cash provided by operating activities - continuing operations was $45.8 million, $168.0 million, and $107.5 million for fiscal 2018, 2017, and 2016, respectively. Net cash provided by operating activities decreased by $122.2 million in fiscal 2018 as compared to fiscal 2017. This decrease was primarily due to a net decrease in the cash inflow from working capital balances, a decrease in net income from continuing operations, and a decrease in non-cash expenses in fiscal 2018 compared to fiscal 2017.
Net cash provided by operating activities - continuing operations increased by $60.5 million in fiscal 2017 as compared to fiscal 2016. This increase was primarily due to a net increase in the cash inflow from working capital balances and an increase in net income from continuing operations, partially offset by a decrease in non-cash expenses for fiscal 2017 as compared to fiscal 2016.
At March 3, 2018, the Company had cash and cash equivalents of $93.4 million. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At March 3, 2018, substantially all of the Company’s cash was invested in deposit accounts at banks.
Merchandise inventories, net decreased 2.8% at March 3, 2018 as compared to February 25, 2017. The decrease in merchandise inventories, net over the prior year was primarily due to reductions in planned inventory levels similar to the expected sales decreases year over year.

Investing Activities. Net cash used in investing activities - continuing operations was $52.0 million, $82.5 million, and $62.1 million for fiscal 2018, 2017, and 2016, respectively. The decrease in cash used in investing activities in fiscal 2018 as compared to fiscal 2017 was primarily due to a $25.3 million decrease in capital expenditures for property and equipment and software development costs in fiscal 2018 and a $5.8 million decrease in cash paid for the sale of discontinued operations, partially offset by a $0.6 million decrease in proceeds from disposal of property and equipment in fiscal 2018 as compared to fiscal 2017.
The increase in cash used in investing activities - continuing operations in fiscal 2017 as compared to fiscal 2016 was primarily due to a $12.6 million increase in capital expenditures for property and equipment and software development costs in fiscal 2017 and $8.3 million in cash paid for the sale of discontinued operations, partially offset by a $0.5 million increase in proceeds from disposal of property and equipment in fiscal 2017 as compared to fiscal 2016.
Capital expenditures for property and equipment and software development costs were $49.5 million, $74.8 million, and $62.1 million for fiscal 2018, 2017, and 2016, respectively. Expenditures in fiscal 2018 were primarily for the construction of 3 new brick and mortar stores, 4 new shops within department stores, and the remodeling and repositioning of existing stores, and repositioning and expanding shops within department stores. Further, the Company had capital investments in technology to support its mobile first strategy, digital site enhancements, increased CRM loyalty management capabilities, and information security enhancements. In addition to the $49.5 million of cash paid for capital expenditures for property and equipment and software development costs in fiscal 2018, $2.7 million of capital expenditures for property and equipment and software development costs was accrued in accounts payable as of March 3, 2018.
The Company expects to invest approximately $35-40 million in capital expenditures for property and equipment and software development costs during fiscal 2019. The Company anticipates satisfying all of these capital expenditures through the use of cash-on-hand and operating cash flows.
Financing Activities. Net cash used in financing activities from continuing operations was $21.8 million, $69.5 million, and $94.3 million for fiscal 2018, 2017, and 2016, respectively. The $47.7 million decrease in cash used in financing activities in fiscal 2018 as compared to fiscal 2017 was primarily due to a $49.0 million decrease in stock repurchases, offset partially by a $1.3 million increase in dividends paid to shareholders.
The $24.8 million decrease in cash used in financing activities in fiscal 2017 as compared to fiscal 2016 was primarily due to a $27.1 million decrease in stock repurchases, offset partially by a $1.9 million decrease in proceeds from the issuance of common stock and a $0.3 million increase in dividends paid to shareholders.
Credit Facility. The Company has an unsecured $125 million credit facility with a syndicate of financial institutions, which expires on November 30, 2021 (the “Credit Facility”). The Credit Facility provides that, under certain circumstances, the Company may increase the maximum amount of the Credit Facility in an aggregate principal amount not to exceed $200 million. The Credit Facility is used by the Company, among other things, to issue letters of credit, support working capital needs, fund capital expenditures, and for other general corporate purposes.
There were no outstanding borrowings as of March 3, 2018. Approximately $1.6 million in stand-by letters of credit were outstanding as of March 3, 2018. Accordingly, the total revolving credit availability was $123.4 million as of March 3, 2018.
The Company’s ability to borrow in the future is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The Credit Facility contains restrictive covenants that limit, among other things, mergers and acquisitions (including the Merger with JD Sports). In addition, the Company must maintain a maximum leverage ratio (as defined by the Credit Facility) and minimum consolidated tangible net worth (as defined by the Credit Facility). The Company was in compliance with all such covenants as of March 3, 2018.
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
Shareholder Rights Plan. On August 28, 2017, the Company announced that its Board of Directors (the "Board") unanimously adopted a shareholder rights plan (the “Rights Plan”) to protect the best interests of Finish Line shareholders. The Board subsequently amended the Rights Plan on March 25, 2018 (the Rights Plan, as Amended). The Board authorized the adoption of the Rights Plan, as Amended to protect against any coercive or abusive takeover tactics, and help ensure that the Company’s shareholders are not deprived of the opportunity to realize the full and fair value of their investments.
In connection with the adoption of the Rights Plan, as Amended, the Board authorized 10,000 shares of series A junior participating stock, no par value (“Preferred Stock”) and declared a dividend of one Preferred Stock purchase right (a “Right”) for each outstanding share of common stock of the Company on August 25, 2017. The authorization of the Preferred Stock became effective on August 28, 2017. The dividend was paid on September 11, 2017 to shareholders of record at the close of business on that date. Each Right initially entitles the registered holder to purchase from the Company one ten-thousandth of a share of Preferred Stock at a price of $26.00 per Right, in the event the Rights become exercisable, subject to adjustment.
In general, the Rights will become exercisable if a person or group becomes the beneficial owner of 12.5% or more of the outstanding common stock of the Company, with the exception of JD Sports, any other "Exempt Person" (as defined in the Rights Plan, as Amended), or any person who inadvertently becomes an "Acquiring Person" (as defined in the Rights Plan, as Amended), which determination is subject to the Board's conclusion. In the event that the Rights become exercisable due to the triggering threshold being crossed, each Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of common stock having a market value at that time of twice the Right’s exercise price. Rights held by the triggering person or group will become void and will not be exercisable to purchase any shares. The Board, at its option, may exchange each Right (other than Rights owned by the triggering person or group that have become void) in whole or in part, at an exchange ratio of one share of common stock per outstanding Right, subject to adjustment.
Persons or groups that beneficially owned 12.5% or more of the outstanding Company common stock prior to the Company’s announcement of the Rights Plan, As Amended will not cause the Rights to be exercisable until such time as those persons or groups become the beneficial owner of any additional shares of Company common stock.
The Rights Plan, as Amended has an expiration date of August 28, 2020, or immediately prior to the effective time of the Merger. In addition, the Rights Plan, as Amended will be terminated if shareholder approval of the Rights Plan, as Amended has not been obtained at or before the Company’s 2018 Annual Meeting of Shareholders. The Board will, in general, be entitled to redeem the Rights at $0.0001 per Right at any time before the triggering threshold is crossed.
Share Repurchase Program. On July 21, 2011, the Board authorized a share repurchase program to repurchase shares of the Company’s common stock with subsequent amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31, 2019 (the “Share Repurchase Program”).
The Company repurchased 0.3 million shares of its common stock at an average price of $15.29 per share for an aggregate amount of $3.8 million in fiscal 2018. As of March 3, 2018, there were 4.5 million shares remaining available to repurchase under the Share Repurchase Program.
As of March 3, 2018, the Company held 19.4 million shares of its common stock as treasury shares at an average price of $20.59 per share for an aggregate carrying amount of $399.2 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan, in the form of restricted stock, or for other corporate purposes. The number of shares of common stock available for issuance of restricted stock and other awards, or upon the exercise of options is limited under The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014, and further amended as of June 27 and July 14, 2016 (the “Amended and Restated 2009 Incentive Plan”). Further purchases may occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
Dividends. On January 17, 2018, the Company increased its quarterly cash dividend to $0.115 per share from $0.11 per share of the Company’s common stock. The Company declared dividends of $18.2 million, $17.0 million, and $16.5 million during fiscal 2018, 2017, and 2016, respectively. As of March 3, 2018 and February 25, 2017, dividends declared but not paid were $4.7 million and $4.5 million, respectively. Further declarations of dividends remain at the discretion of the Board.

Contractual Obligations
The following table summarizes the Company’s long-term contractual obligations as of March 3, 2018 (in thousands):

	Total	Payments Due by Fiscal Year
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Other
Contractual Obligations:
Operating lease obligations(1)	$671,653	$125,252	$226,286	$196,600	$123,515	$—
Non-qualified deferred compensation(2)	4,210	—	4,210	—	—	—
Other liabilities(3)	2,273	—	—	—	—	2,273
Total contractual obligations	$678,136	$125,252	$230,496	$196,600	$123,515	$2,273
_____________

(1)
Includes the guaranteed minimum license fee associated with shops within department stores. The Company has entered into an arrangement to sell product in shops within department stores which includes a guaranteed minimum license fee in fiscal years 2019 through 2023. The license fee is compensation for use of the selling space, administrative and operational services, and use of the department store’s name.

(2)
The Company terminated its non-qualified deferred compensation plan on March 25, 2018. The distribution of the plan assets and participant balances could begin in fiscal year 2019 and will be completely paid out no later than March 2019 depending on participant elections. For further information related to the Company's non-qualified deferred compensation plan, see Note 8, “Retirement Plans and Subsequent Event,” to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

(3)
Other liabilities include future estimated payments associated with unrecognized tax benefits of $2.3 million. The Company expects to make cash outlays in the future related to unrecognized tax benefits. The liability is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For further information related to unrecognized tax benefits, see Note 7, “Income Taxes,” to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

In addition to the contractual obligations noted in the table above, the Company enters into arrangements with suppliers to purchase merchandise up to 12 months in advance of expected delivery in the ordinary course of business. These open purchase orders do not contain any significant termination payments or other penalties if canceled. Total open purchase orders outstanding at March 3, 2018 were $266.7 million, and have not been included in the table above.
Off Balance Sheet Arrangements
The Company has no off balance sheet arrangements as that term is defined in Item 303(a)(4) of Regulation S-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
The Company is exposed to changes in interest rates primarily from its investments in marketable securities from time to time. The Company did not have any marketable securities as of March 3, 2018. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 3, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on management’s assessment, it believes that, as of March 3, 2018, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 3, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Finish Line, Inc.
Opinion on Internal Control over Financial Reporting
We have audited The Finish Line, Inc.’s internal control over financial reporting as of March 3, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Finish Line, Inc. (the "Company") maintained, in all material respects, effective internal control over financial reporting as of March 3, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of March 3, 2018 and February 25, 2017, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 3, 2018, and the related notes and our report dated May 11, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Indianapolis, Indiana
May 11, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Finish Line, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Finish Line, Inc. (the “Company”) as of March 3, 2018 and February 25, 2017, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 3, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at March 3, 2018 and February 25, 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 3, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 3, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 11, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1988.
Indianapolis, Indiana
May 11, 2018

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 3, 2018	February 25, 2017
ASSETS
Current assets:
Cash and cash equivalents	$93,385	$90,856
Accounts receivable, net	16,530	20,470
Merchandise inventories, net	321,742	331,146
Income taxes receivable	2,439	35,559
Other current assets	28,042	13,379
Total current assets	462,138	491,410
Property and equipment:
Land	1,557	1,557
Building	44,637	44,249
Leasehold improvements	184,771	206,446
Furniture, fixtures, and equipment	139,579	143,576
Construction in progress	3,749	5,966
	374,293	401,794
Less accumulated depreciation	235,731	244,200
Total property and equipment, net	138,562	157,594
Software development costs, net	68,884	90,303
Other assets, net	5,448	7,161
Total assets	$675,032	$746,468
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED BALANCE SHEETS - (CONTINUED)
(in thousands, except per share data)

	March 3, 2018	February 25, 2017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,590	$166,614
Employee compensation	12,085	15,407
Accrued property and sales tax	10,087	9,750
Other liabilities and accrued expenses	25,809	30,200
Total current liabilities	170,571	221,971
Commitments and contingencies
Deferred credits from landlords	34,629	32,133
Deferred income taxes	11,813	32,226
Other long-term liabilities	7,029	8,640
Shareholders’ equity:
Preferred stock, $.01 par value; 1,000 shares authorized; none issued	—	—
Preferred stock, no par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 110,000 shares authorized; 60,145 shares issued
Shares outstanding - (2018 – 40,370; 2017 – 40,337)	601	601
Additional paid-in capital	249,195	245,335
Retained earnings	600,368	604,136
Treasury stock, shares held - (2018 – 19,388; 2017 – 19,421)	(399,174)	(398,574)
Total shareholders’ equity	450,990	451,498
Total liabilities and shareholders’ equity	$675,032	$746,468
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	March 3, 2018	February 25, 2017	February 27, 2016
Net sales	$1,838,956	$1,844,393	$1,798,982
Cost of sales (including occupancy costs)	1,306,859	1,295,989	1,242,960
Gross profit	532,097	548,404	556,022
Selling, general, and administrative expenses	486,484	480,897	469,836
Impairment charges and store closing costs	36,691	13,312	43,637
Operating income	8,922	54,195	42,549
Interest (income) expense, net	(73)	279	65
Income from continuing operations before income taxes	8,995	53,916	42,484
Income tax (benefit) expense	(5,719)	18,760	13,562
Net income from continuing operations	14,714	35,156	28,922
Net loss from discontinued operations, net of tax	(304)	(53,364)	(7,126)
Net income (loss)	14,410	(18,208)	21,796
Net loss attributable to redeemable noncontrolling interest of discontinued operations	—	—	96
Net income (loss) attributable to The Finish Line, Inc.	$14,410	$(18,208)	$21,892

Basic earnings (loss) per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$0.36	$0.86	$0.64
Discontinued operations	(0.01)	(1.31)	(0.15)
Basic earnings (loss) per share attributable to The Finish Line, Inc. shareholders	$0.35	$(0.45)	$0.49

Diluted earnings (loss) per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$0.36	$0.85	$0.64
Discontinued operations	(0.01)	(1.29)	(0.16)
Diluted earnings (loss) per share attributable to The Finish Line, Inc. shareholders	$0.35	$(0.44)	$0.48

Dividends declared per share	$0.445	$0.41	$0.37
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	March 3, 2018	February 25, 2017	February 27, 2016
Operating activities:
Net income (loss)	$14,410	$(18,208)	$21,796
Net loss from discontinued operations	(304)	(53,364)	(7,126)
Net income from continuing operations	14,714	35,156	28,922
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charges and store closing costs	36,691	13,312	43,637
Depreciation and amortization	52,870	49,376	42,190
Deferred income taxes	(20,413)	8,223	(570)
(Gain) loss on disposals of property and equipment	(2)	703	139
Share-based compensation	6,999	9,945	10,567
Changes in operating assets and liabilities:
Accounts receivable, net	3,940	(3,988)	(255)
Merchandise inventories, net	9,404	16,820	(25,974)
Other assets	(14,257)	1,700	(8,339)
Accounts payable	(40,359)	15,576	26,888
Employee compensation	(2,993)	(3,515)	(323)
Income taxes receivable/payable	(739)	25,523	(15,629)
Other liabilities and accrued expenses	(2,565)	(2,475)	2,906
Deferred credits from landlords	2,496	1,630	3,345
Net cash provided by operating activities - continuing operations	45,786	167,986	107,504
Net cash provided by (used in) operating activities - discontinued operations	31,953	(2,975)	(7,800)
Net cash provided by operating activities	77,739	165,011	99,704
Investing activities:
Capital expenditures for:
Property and equipment	(38,163)	(60,937)	(34,165)
Software development costs	(11,346)	(13,847)	(27,979)
Payments for sale of discontinued operations	(2,486)	(8,317)	—
Proceeds from disposals of property and equipment	39	596	52
Net cash used in investing activities - continuing operations	(51,956)	(82,505)	(62,092)
Net cash used in investing activities - discontinued operations	—	(1,659)	(12,259)
Net cash used in investing activities	(51,956)	(84,164)	(74,351)
Financing activities:
Borrowings on revolving credit facility	5,000	47,000	30,000
Repayments on revolving credit facility	(5,000)	(47,000)	(30,000)
Dividends paid to shareholders	(18,011)	(16,749)	(16,407)
Proceeds from issuance of common stock	80	39	1,976
Purchases of treasury stock	(3,823)	(52,776)	(79,880)
Net cash used in financing activities - continuing operations	(21,754)	(69,486)	(94,311)
Net cash used in financing activities - discontinued operations	(1,500)	—	(1,116)
Net cash used in financing activities	(23,254)	(69,486)	(95,427)
Net increase (decrease) in cash and cash equivalents	2,529	11,361	(70,074)
Cash and cash equivalents at beginning of year	90,856	79,495	149,569
Cash and cash equivalents at end of year	$93,385	$90,856	$79,495
Supplemental disclosure of noncash operating and investing activities:
Capital expenditures incurred but not yet paid	$2,749	$3,111	$5,700
See accompanying notes.

THE FINISH LINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Number of Shares		Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Totals
	Common	Treasury	Common
Balance at February 28, 2015	46,052	13,706	$601	$227,006	$633,910	$(271,873)	$589,644
Net income attributable to The Finish Line, Inc.					21,892		21,892
Cash dividends declared ($0.37 per share)					(16,506)		(16,506)
Non-qualified common stock options exercised and related tax benefits	111	(111)		887		1,339	2,226
Share-based compensation				10,932			10,932
Restricted shares vested, net of repurchase for taxes	88	(88)		(1,399)		629	(770)
Shares issued under employee stock purchase plan	39	(39)		321		403	724
Treasury stock purchased	(3,913)	3,913				(79,880)	(79,880)
Purchase of redeemable noncontrolling membership interest of discontinued operations				(618)			(618)
Balance at February 27, 2016	42,377	17,381	601	237,129	639,296	(349,382)	527,644
Net income attributable to The Finish Line, Inc.					(18,208)		(18,208)
Cash dividends declared ($0.41 per share)					(16,952)		(16,952)
Non-qualified common stock options exercised and related tax benefits	179	(179)		1,517		2,036	3,553
Share-based compensation				11,060			11,060
Restricted shares vested, net of repurchase for taxes	244	(244)		(4,600)		1,125	(3,475)
Shares issued under employee stock purchase plan	37	(37)		229		423	652
Treasury stock purchased	(2,500)	2,500				(52,776)	(52,776)
Balance at February 25, 2017	40,337	19,421	601	245,335	604,136	(398,574)	451,498
Adoption of Accounting Standards Update No. 2016-09					50		50
Net income attributable to The Finish Line, Inc.					14,410		14,410
Cash dividends declared ($0.445 per share)					(18,228)		(18,228)
Non-qualified common stock options exercised	50	(50)		(265)		573	308
Share-based compensation				6,999			6,999
Restricted shares vested, net of repurchase for taxes	185	(185)		(2,892)		2,112	(780)
Shares issued under employee stock purchase plan	48	(48)		18		538	556
Treasury stock purchased	(250)	250				(3,823)	(3,823)
Balance at March 3, 2018	40,370	19,388	$601	$249,195	$600,368	$(399,174)	$450,990
See accompanying notes.

THE FINISH LINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies
Basis of Presentation. The consolidated financial statements include the accounts of The Finish Line, Inc. and its subsidiaries (collectively, “Finish Line” or the “Company”). Certain balances from February 25, 2017 were reclassified to conform to the March 3, 2018 presentation. Such reclassifications did not have an effect on short-term, long-term, or total assets. All intercompany transactions and balances have been eliminated. Throughout these notes to the consolidated financial statements, fiscal years ended March 3, 2018, February 25, 2017, and February 27, 2016 are referred to as fiscal 2018, 2017, and 2016, respectively.
The Company’s consolidated balance sheets, statements of operations, and cash flows presented reflect its former JackRabbit business as discontinued operations (See Note 2 - “Discontinued Operations and Goodwill Impairment”).
The Company uses a “Retail” calendar. The Company’s fiscal year ends on the Saturday closest to the last day of February and included 53 weeks in fiscal 2018 and 52 weeks in fiscal, 2017, and 2016.
Nature of Operations. Finish Line is a premium retailer of athletic shoes, apparel, and accessories for men, women, and kids, with 556 mall-based locations throughout the United States and Puerto Rico, which averaged 5,603 square feet as of March 3, 2018. In addition, the Company has an online presence through its e-commerce and mobile sites.
In addition, the Company is the exclusive retailer of athletic shoes, both in-store and online, for Macy’s Retail Holdings, Inc., Macy’s Puerto Rico, Inc., and Macys.com, Inc. (collectively, “Macy’s”), with Finish Line branded shops in 375 Macy's department stores throughout the United States, Puerto Rico, and Guam, which averaged 1,432 square feet as of April 3, 2018. The Company is responsible for the athletic footwear assortment, inventory, fulfillment, and pricing at all of Macy’s locations and online at www.macys.com. The Company operates branded and unbranded shops in-store at Macy’s. Branded shops include Finish Line signage within those shops and are generally staffed by Finish Line employees, while unbranded shops do not include Finish Line signage and are exclusively serviced by Macy’s employees. There are no differences in the merchandise that is sold, the classification of revenue recorded at retail, or the Company’s operation of the athletic footwear inventory and business between branded and unbranded shops and www.macys.com.
In fiscal 2018, the Company purchased approximately 94% of its merchandise from its five largest suppliers. The largest supplier, Nike, accounted for approximately 66%, 71%, and 73% of merchandise purchases in fiscal 2018, 2017, and 2016, respectively.
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

Category	2018		2017		2016
Footwear	$1,721,020	94%	$1,715,348	93%	$1,619,002	90%
Softgoods	117,936	6%	129,045	7%	179,980	10%
Total net sales	$1,838,956	100%	$1,844,393	100%	$1,798,982	100%
Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash on hand and highly liquid instruments with a maturity of three months or less at the date of purchase. At March 3, 2018 and February 25, 2017, substantially all of the Company’s cash was invested in deposit accounts at banks. The majority of payments due from banks for credit card transactions process within 24 to 48 hours and are accordingly classified as cash and cash equivalents.
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
Property and Equipment and Software Development Costs. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets: 30 years for buildings and three to 10 years for furniture, fixtures, and equipment. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life of the asset, generally 10 years, or the remaining lease term. Significant additions and improvements that extend the useful life of an asset are capitalized. Maintenance and repairs are charged to current operations as incurred. Depreciation expense for fiscal 2018, 2017, and 2016 was $34.9 million, $33.1 million, and $31.7 million, respectively.
Software development costs include capitalized external and internal computer software and software development costs incurred during the application development stage. Software development costs are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, which are between three and ten years. Software development costs are capitalized during the application development stage which generally includes software design and configuration, coding, testing, and installation activities. Capitalized costs include only external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.
The Company reviews its property and equipment and software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment recognized is measured by comparing projected discounted cash flows to the asset’s carrying value. The estimation of fair value is measured by discounting expected future cash flows at the discount rate the Company utilizes to evaluate potential investments.
Store Closing Costs. Store closing costs represent the non-cash write-off of fixtures and equipment upon a store/shop closing. In the event a store is closed before its lease has expired, any estimated post-closing lease obligations are provided for when the leased space is no longer in use. The Company closed 23, 43, and 58 stores/shops in fiscal 2018, 2017, and 2016, respectively.
Goodwill. Goodwill is not amortized, but reviewed for impairment if impairment indicators arise and, at a minimum, annually.

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

All of the Company’s goodwill was the result of acquisitions made by its discontinued operation. An impairment charge for goodwill was recorded during fiscal year 2017 (see Note 2 - “Discontinued Operations and Goodwill Impairment”). There were no similar impairment charges recognized by the Company or its discontinued operation in fiscal 2018 or 2016.
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

The Company recognizes rent expense for minimum operating lease payments on a straight-line basis over the expected lease term, including rent holidays, rent escalation clauses, and/or cancelable option periods where failure to exercise such options would result in an economic penalty. The commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the leased space for build-out.
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
The Company sells gift cards with no expiration dates to customers and does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards when the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based on historical redemption patterns. During the fourth quarter of fiscal 2018, 2017, and 2016, the Company recorded $0.6 million, $0.8 million, and $0.8 million of revenue related to gift card breakage, respectively. Gift card breakage is included in net sales in the Company’s consolidated statements of operations, but it is not included in the comparable sales amounts.
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
Advertising. The Company expenses the cost of advertising as incurred, net of reimbursements for cooperative advertising. The reimbursements for cooperative advertising are agreed upon with vendors and are recorded in the same period as the associated expenses are incurred. The following table shows advertising expense for each of the following fiscal years (in thousands):

	2018	2017	2016
Advertising expense	$47,517	$47,137	$42,668
Cooperative advertising credits	(10,870)	(7,882)	(6,342)
Net advertising expense	$36,647	$39,255	$36,326
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. See Note 7, Income Taxes for further discussion of the Tax Act.
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
As of March 3, 2018 and February 25, 2017, the Company had not invested in, nor did it have, any derivative financial instruments.
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
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers and has subsequently issued several amendments which clarify the guidance as well as provide guidance for implementation. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The guidance is effective for annual or interim reporting periods beginning after December 15, 2017. The Company finalized its assessment of the new guidance, which it adopted on March 4, 2018, using a modified retrospective transition approach. The Company has determined that the new guidance will result in a net cumulative-effect adjustment to decrease beginning retained earnings as of the date of adoption, primarily due to a change in how the Company accounts for its loyalty program. The Company has determined that the adoption of the guidance will result in the following additional impacts:
•Estimated costs of returns will be recorded as a current asset rather than netted within other liabilities and accrued expenses and;
•Change from the cost deferral accounting method to the revenue deferral accounting method to record the Company’s unredeemed awards related to its customer loyalty program.
The impacts from the adoption of this guidance, including the net cumulative-effect adjustment, did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.
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
In March 2016, the FASB issued guidance on simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted the provisions of this guidance on February 26, 2017. The impact of the adoption resulted in the following:
•Excess tax benefits (deficiencies) resulting from share-based compensation are now recorded within income tax expense when the awards vest or are settled, rather than within equity. Additionally, excess tax benefits are now excluded from assumed future proceeds in the Company’s calculation of diluted shares for purposes of determining diluted earnings per share. The prospective adoption of this provision did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows. The Company recorded excess tax deficiencies related to share-based compensation of approximately $1.4 million in fiscal 2018 to income tax expense, whereas such expense previously would have been recorded in equity. In addition, the Company recorded approximately $0.1 million of previously unrecognized tax benefits as a cumulative-effect adjustment to beginning retained earnings.
•The Company elected to continue to expense share-based awards based on awards ultimately expected to vest, which requires the Company to continue to estimate forfeitures on the date of their grant.
•Excess tax benefits from share-based compensation arrangements are classified as cash flows from operations, rather than as cash flows from financing activities. The Company adopted this change retrospectively, which resulted in an increase of $0.5 million and $0.3 million to net cash provided by operating activities and an increase of $0.5 million and $0.3 million in cash flows used in financing activities for fiscal 2017 and 2016, respectively.
2. Discontinued Operations and Goodwill Impairment

On February 24, 2017, the Company completed the sale of its JackRabbit division to affiliates of CriticalPoint Capital, LLC (the “Buyers”). The transaction took the form of a sale by the Company of its entire membership interest in its affiliated company, which owns JackRabbit, with payments totaling $11.1 million, which included a working capital adjustment agreed to with the Buyers on June 23, 2017 of $1.0 million, of which $0.3 million remains payable as of March 3, 2018 once certain conditions have been met by the Buyers. The Buyers acquired all JackRabbit assets including inventory, leasehold interests, customary liabilities, intellectual property, and the JackRabbit trademark and name pursuant to the purchase agreement.
The sale of JackRabbit resulted in an aggregate loss of $34.0 million, which represented the total cash payments to the Buyers of $11.1 million, net assets assumed by the Buyers of $18.3 million, and one-time costs of approximately $4.6 million associated with the transaction.
Net loss from discontinued operations in fiscal 2018 include the working capital adjustment of $1.0 million, offset by certain one-time benefits recorded that were associated with the JackRabbit division and the income tax benefit associated with the loss for the periods presented.

The following table presents key financial results of the Company included in “Net loss from discontinued operations, net of tax” for each of the following fiscal years (in thousands):

	Year Ended
	March 3, 2018	February 25, 2017	February 27, 2016
Net sales	$—	$89,739	$89,906
Cost of sales (including occupancy costs)	—	68,495	62,936
Gross profit	—	21,244	26,970
Selling, general, and administrative expenses	—	30,488	33,824
Impairment charges and store closing costs	—	44,202	5,055
Loss on sale of discontinued operations	483	33,500	—
Loss from discontinued operations before income tax benefit	(483)	(86,946)	(11,909)
Income tax benefit	179	33,582	4,783
Net loss from discontinued operations, net of tax	$(304)	$(53,364)	$(7,126)
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
The following table provides a reconciliation of the Company’s goodwill for fiscal year 2017 (in thousands):

Beginning balance	$44,029
Acquisitions	—
Other	—
Impairment	(44,029)
Ending balance	$—

3. Software Development Costs
Software development costs consist of the following (in thousands):

	March 3, 2018	February 25, 2017
Software development costs	$119,676	138,691
Less accumulated amortization	50,792	48,388
Software development costs, net	$68,884	90,303
During fiscal 2018, the Company recorded an impairment charge of $14.7 million due to the write-off of technology software assets related to the Company's enterprise-wide system infrastructure, as the Company determined that the systems were no longer going to be utilized. During fiscal 2017, the Company recorded an impairment charge of $0.2 million due to the write-off of corporate assets. During fiscal 2016, the Company recorded an impairment charge of $32.1 million primarily related to the write-off of technology software assets related to enterprise-wide systems infrastructure, as the Company determined that the systems were no longer going to be used for their originally intended purpose. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows.
Amortization expense for fiscal 2018, 2017, and 2016 was $18.0 million, $16.3 million, and $10.5 million, respectively.

A schedule of expected amortization expense related to the Company's software development costs by fiscal year as of March 3, 2018, is as follows (in thousands):

2019	$15,126
2020	13,987
2021	10,816
2022	7,337
2023	6,165
Thereafter	15,453
$68,884

4. Fair Value Measurements
The following table provides a summary of the recognized assets that are measured at fair value on a recurring basis (in thousands):

	March 3, 2018			February 25, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Non-qualified deferred compensation plan	$4,210	$—	$—	$5,517	$—	$—
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
The Company has certain assets that are measured at fair value on a non-recurring basis and adjusted to fair value under certain circumstances that include those described in Note 2, Discontinued Operations and Goodwill Impairment, Note 3, Software Development Costs, and Note 12, Impairment Charges and Store Closing Costs. The categorization used to price the implied fair value of goodwill and long-lived assets was considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair values.
5. Debt Agreement
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
There were no outstanding borrowings as of March 3, 2018. Approximately $1.6 million in stand-by letters of credit were outstanding as of March 3, 2018. Accordingly, the total revolving credit availability was $123.4 million as of March 3, 2018.

The Company’s ability to borrow in the future is subject to certain conditions, including compliance with certain covenants and making representations and warranties. The Credit Facility contains restrictive covenants that limit, among other things, mergers and acquisitions (including the Merger with JD Sports Fashion Plc discussed in Note 14, Subsequent Event). In addition, the Company must maintain a maximum leverage ratio (as defined by the Credit Facility) and minimum consolidated tangible net worth (as defined by the Credit Facility). The Company was in compliance with all such covenants as of March 3, 2018.
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
In addition to rent payments, leases generally require additional payments covering real estate taxes, insurance, maintenance, and other costs. These additional payments are excluded from the table below. The components of rent expense incurred under these leases are as follows for each of the following fiscal years (in thousands):

	2018	2017	2016
Minimum rent	$103,361	$103,935	$102,916
Contingent rent	32,041	34,397	28,560
Rent expense	$135,402	$138,332	$131,476
A schedule of future base rent payments by fiscal year with initial or remaining non-cancelable terms of one year or more is as follows (in thousands):

2019	$125,252
2020	116,311
2021	109,975
2022	104,819
2023	91,781
Thereafter	123,515
Total	$671,653
The lease commitments in the table above include the guaranteed minimum license fee associated with shops within department stores.

7. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	March 3, 2018	February 25, 2017
Deferred tax assets:
Deferred credits from landlords	$2,496	$3,243
Share-based compensation	5,645	8,655
Compensation accrual	1,754	1,253
Deferred compensation	1,103	2,151
State net operating loss and credit carryforwards	2,113	2,838
Other	3,804	6,361
Total deferred tax assets	16,915	24,501
Deferred tax liabilities:
Property and equipment and software development costs	(18,191)	(38,094)
Merchandise inventories	(9,861)	(18,520)
Other	(676)	(113)
Total deferred tax liabilities	(28,728)	(56,727)
Net deferred tax liability	$(11,813)	$(32,226)
The following table sets forth the components of income tax expense from continuing operations for each of the following fiscal years (in thousands):

	2018	2017	2016
Current:
Federal	$14,317	$9,422	$13,553
State	377	1,115	579
	14,694	10,537	14,132
Deferred:
Federal	(20,381)	6,944	533
State	(32)	1,279	(1,103)
	(20,413)	8,223	(570)
Income tax (benefit) expense	$(5,719)	$18,760	$13,562
On December 22, 2017, H.R. 1, originally the Tax Cuts & Jobs Act (“the Tax Act”), was signed into law making significant changes to the Internal Revenue Code. Changes include a corporate rate decrease from 35% to 21%, effective January 1, 2018, as well as a variety of other changes including eliminating certain deductions for executive compensation and limiting the deduction for interest. In applying the impacts of the Tax Act, the Company re-measured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally a 21% federal tax rate and its related impacts on the state tax rates. The resulting impact was the recognition of an income tax benefit of $10.1 million in the fourth quarter of fiscal 2018. In addition, applying the new U.S. federal corporate tax rate of 21% on January 1, 2018, resulted in a federal income tax statutory rate of 32.6% in fiscal 2018.
While the Company believes the $10.1 million of income tax benefit is a reasonable estimate of the impact of the Tax Act, additional guidance and clarifications of the Tax Act are expected to be provided in the future. Although the Company does not anticipate any material adjustments, future tax expense or benefit related to the Tax Act may need to be recorded as additional guidance and clarifications of the Tax Acts are provided. Once the Company finalizes certain tax positions when it files its fiscal 2018 U.S. tax return, it will conclude whether any further adjustments are necessary and record the amounts as a component of income tax expense (benefit) in the reporting period in which such adjustments are determined, which will be no later than the fourth quarter of fiscal 2019.
The income tax (benefit) expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 32.6% for fiscal 2018 and 35% for fiscal 2017 and 2016 to income before income taxes. The reasons for this difference and their tax effects are as follows:

	2018	2017	2016
Tax at statutory federal income tax rate	32.6%	35.0%	35.0%
State income taxes, net of federal benefit	6.1	4.1	0.7
Re-measurement of net deferred tax liability	(110.7)	N/A	N/A
Tax contingencies	(3.5)	(0.7)	—
Tax credits	(7.5)	(1.5)	(6.4)
Excess tax deficiencies - share based compensation	15.9	N/A	N/A
Transaction costs	4.1	—	—
Retired executive officer’s compensation	—	(2.9)	—
Other	(0.6)	0.8	2.6
	(63.6)%	34.8%	31.9%
As of March 3, 2018, the Company had $18.2 million of net operating loss carryforwards for state purposes. If not used, these carryforwards will expire between fiscal 2022 and 2037. As of March 3, 2018, the Company also had state tax credit carryforwards of $1.6 million. If not used, these state tax credit carryforwards will expire between fiscal 2022 and 2028.
The Company recorded a valuation allowance of $0.2 million in fiscal 2018 that is included in the “State Net Operating Loss and Credit Carryforwards” section of total deferred tax assets. In assessing the realizability of the deferred tax asset related to certain state net operating losses and credits, the Company considered whether it was more likely than not to utilize the state net operating losses and credits before they would expire. The ultimate realization of the state net operating losses and state credits is contingent on whether a substantial amount of income may be generated in that specific state in the future allowing a benefit of the loss and credit before they expire. Based on current estimate of future taxable income in certain states, the Company does not believe it is more likely than not to generate enough taxable income allowing for full utilization of certain state net operating losses and credits before they would expire.
The Company began recording excess tax (benefits) deficiencies resulting from share-based compensation within income tax expense when the awards vest or are settled, rather than within equity, starting in fiscal 2018 due to guidance issued by the FASB which the Company adopted on February 26, 2017 (see Note 1, Significant Accounting Policies). The Company recorded excess tax deficiencies related to share-based compensation of approximately $1.4 million to income tax expense in fiscal 2018, whereas such expense previously would have been recorded in equity.
State income taxes, net of federal benefit represent a larger tax effect in fiscal 2018 versus fiscal 2017, primarily due to the Company's decrease in income from continuing operations before income taxes in fiscal 2018 compared to fiscal 2017.
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
Payments (refunds) of income taxes for fiscal 2018, 2017, and 2016 equaled $(18.4) million, $(15.1) million, and $29.6 million, respectively.
The Company is subject to U.S. federal income tax as well as income tax by multiple state and local jurisdictions. The Company has substantially concluded all U.S. federal income tax matters through fiscal 2014 and all state and local income tax matters through fiscal 2010. In the future, the Company may resolve some or all of the issues related to tax matters of open fiscal years, which may require the Company to make payments to settle agreed upon liabilities.
Uncertain Tax Positions
As of March 3, 2018 and February 25, 2017, the Company had $2.3 million and $2.6 million of unrecognized tax benefits respectively, included in other long-term liabilities on the consolidated balance sheets, $1.9 million and $1.9 million respectively, of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits as of March 3, 2018, it is reasonably possible that the total unrecognized tax benefits could decrease by up to $0.5 million during the next twelve months due to audit settlements, expiration of statute of limitations, or other resolution of uncertainties. Due to the uncertain and complex application of tax rules and regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the consolidated balance sheets in the period in which such matter is effectively settled with the tax authority.
The Company recognizes interest and penalty expense, as well as reversal of expense, related to unrecognized tax benefits as components of income tax expense. In fiscal 2018, 2017, and 2016, $0.0 million, $(0.3) million, and $(0.8) million, respectively, of interest and penalties were a benefit and netted against income tax expense on the consolidated statements of operations. The Company has accrued $0.4 million and $0.4 million for the payment of interest and penalties as of March 3, 2018 and February 25, 2017, respectively.
The following table summarizes by fiscal year the activity related to the Company’s unrecognized tax benefits for U.S. federal and state tax jurisdictions and excludes accrued interest and penalties (in thousands):

	2018	2017	2016
Unrecognized tax benefits at beginning of year	$2,155	$2,485	$1,999
Increases in tax positions for prior years	209	212	1,167
Decreases in tax positions for prior years	(203)	(26)	(259)
Increases in unrecognized tax benefits as a result of current year activity	41	19	176
Decreases to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(372)	(535)	(598)
Unrecognized tax benefits at end of year	$1,830	$2,155	$2,485
8. Retirement Plans and Subsequent Event
The Company sponsors a qualified defined contribution profit sharing plan, which covers substantially all employees of the Company who are age twenty-one or older. Contributions to this plan are discretionary and are allocated to employees as a percentage of each covered employee’s wages. The plan has a 401(k) feature whereby the Company matches employee contributions to the plan. The Company matches 100 percent of employee contributions to the 401(k) plan on the first three percent of an employee’s wages and matches an additional 50 percent of employee contributions to the 401(k) plan on the next two percent up to five percent of their wages (maximum of four percent Company match). Employee contributions and Company matching contributions vest immediately. The Company’s matching contribution expense for the 401(k) plan in fiscal 2018, 2017, and 2016 was $2.2 million, $1.8 million, and $1.8 million, respectively.
The Company has a non-qualified deferred compensation plan for highly compensated employees whose contributions are limited under the qualified defined contribution profit sharing plan. Amounts contributed and deferred under the non-qualified deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of this plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the Company’s non-qualified deferred compensation plan was $4.2 million and $5.5 million as of March 3, 2018 and February 25, 2017, respectively and are included in other long-term liabilities on the consolidated balance sheets. The Company’s total expense recorded for this plan was $0 in each of fiscal 2018, 2017, and 2016. On March 25, 2018, the Company terminated its non-qualified deferred compensation plan. The distribution of the plan assets and participant balances could begin in fiscal year 2019 and will be completely paid out no later than March 2019 depending on participant elections.

9. Share-Based Compensation
General
In July 2009, the Company’s shareholders approved and adopted The Finish Line, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), previously approved by the Company’s Board of Directors (the "Board"). In July 2014, the Company’s shareholders approved and adopted The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014, which was further amended as of June 27 and July 14, 2016 (the “Amended and Restated 2009 Incentive Plan”). All such amendments were previously approved by the Board. The Company has reserved an aggregate of 10,500,000 shares of common stock available for issuance under the Amended and Restated 2009 Incentive Plan. The number of shares which may be used for awards other than stock options or stock appreciation rights is limited to 4,000,000 shares of Common Stock. Under the Amended and Restated 2009 Incentive Plan, the Company can provide newly issued shares or treasury stock to satisfy stock option exercises and for the issuance of restricted stock. Future grants are no longer permitted under the 2002 Stock Incentive Plan of The Finish Line, Inc. (the “2002 Incentive Plan”); however, options previously issued under the 2002 Incentive Plan remain outstanding and exercisable.
Total share-based compensation expense in fiscal 2018, 2017, and 2016 was $7.0 million from continuing operations, $11.0 million ($9.9 million from continuing operations and $1.1 million from discontinued operations), and $10.9 million ($10.6 million from continuing operations and $0.3 million from discontinued operations), respectively.
Stock Option Activity
Stock options have been granted to non-employee directors, officers, and other key employees. Generally, options outstanding under the 2002 Incentive Plan and Amended and Restated 2009 Incentive Plan are exercisable at a price equal to the fair market value on the date of grant, vest over four years, and expire ten years after the date of grant. During fiscal 2018 no stock options were granted. The estimated weighted-average fair value of the individual options granted during fiscal 2017, and 2016 was $4.82, and $6.49, respectively, on the date of the grants. The fair values of all options granted were determined using a Black-Scholes option-pricing model with the following weighted average assumptions for each fiscal year:

	2018	2017	2016
Dividend yield	N/A	2.2%	1.5%
Volatility	N/A	32.9%	33.4%
Risk-free interest rate	N/A	1.3%	1.4%
Expected life	N/A	5.0 years	5.0 years
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
A reconciliation of the Company’s stock option activity and related information for fiscal 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 25, 2017	3,592,592	$21.35
Granted	—	—
Exercised	(49,656)	6.19		$358,000
Forfeited and expired	(285,218)	22.69
Outstanding at March 3, 2018	3,257,718	$21.46	6.4	$374,000
Exercisable at March 3, 2018	2,183,552	$21.32	5.8	$374,000
As of March 3, 2018, there was $2.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.3 years.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during fiscal 2018, 2017, and 2016 was $0.4 million, $1.3 million, and $1.1 million, respectively.
The following table summarizes information concerning outstanding and exercisable options at March 3, 2018:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.00 - $10.00	86,177	0.9	$6.02	86,177	$6.02
$10.01 - $15.00	47,404	2.0	13.14	47,404	13.14
$15.01 - $20.00	686,983	5.9	18.62	601,304	18.86
$20.01 - $25.00	1,955,937	7.1	21.85	1,062,164	22.04
$25.01 +	481,217	6.1	27.53	386,503	27.58
	3,257,718	6.4		2,183,552
The Company recorded compensation expense related to stock options of $2.6 million, $4.4 million, and $5.9 million in fiscal 2018, 2017, and 2016, respectively.
Restricted Stock Activity
The Company has granted shares of the Company’s stock to non-employee directors, officers, and other key employees that are subject to restrictions. The shares or restricted stock granted to employees in fiscal 2018 generally vest ratably over three-year periods or vest upon the achievement of specified levels of earnings per share growth and net sales growth over a three-year period. The shares of restricted stock granted to employees prior to fiscal 2018 either vest upon the achievement of specified levels of earnings per share growth over a three-year period or cliff-vest after a three-year period. For performance-based awards, should the earnings per share or net sales growth criteria not be met over the three-year period, the shares will be forfeited. All restricted stock awards issued to non-employee directors cliff-vest after a one-year period from the grant date. The Company recorded compensation expense related to restricted stock of $4.3 million, $6.5 million, and $4.9 million in fiscal 2018, 2017, and 2016, respectively.
A reconciliation of the Company’s restricted stock activity and related information for fiscal 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at February 25, 2017	597,145	$21.36
Granted	723,184	13.13
Vested	(256,767)	21.17
Forfeited	(147,921)	18.08
Unvested at March 3, 2018	915,641	$15.45
As of March 3, 2018, there was $6.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of awards for which restrictions lapsed (upon which the stock vested) during fiscal 2018 was $5.4 million.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participating employees are able to contribute up to 15% of their annual compensation to acquire shares of the Company’s common stock at 85% of the market price on a specified date each offering period. The amount of shares purchased per calendar year per employee cannot have a fair market value in excess of $25,000. There are 2.4 million shares of common stock authorized for purchase under the ESPP, of which 48,000, 37,000, and 39,000 shares were purchased during fiscal 2018, 2017, and 2016, respectively. The Company recognizes compensation expense based on the 15% discount at purchase. The Company recorded compensation expense related to the ESPP of $0.1 million in each of fiscal 2018, 2017, and 2016.

10. Earnings Per Share

The Company measured its diluted earnings per share utilizing the two-class method for fiscal 2018 and 2016 and the treasury method for fiscal 2017 as those measurements were determined to be more dilutive between the two available methods in each of those fiscal years.
The following is a reconciliation of the numerators and denominators used in computing earnings per share for each of the following fiscal years (in thousands, except per share amounts):

	2018	2017	2016
Net income from continuing operations	$14,714	$35,156	$28,922
Net income from continuing operations attributable to The Finish Line, Inc. attributable to participating securities	253	—	347
Net income from continuing operations attributable to The Finish Line, Inc. attributable to shareholders	$14,461	$35,156	$28,575

Net loss from discontinued operations	$(304)	$(53,364)	$(7,126)
Net loss attributable to redeemable noncontrolling interest of discontinued operations	—	—	(96)
Net loss from discontinued operations attributable to The Finish Line, Inc. attributable to participating securities	(4)	—	(84)
Net loss from discontinued operations attributable to shareholders	$(300)	$(53,364)	$(6,946)
Net income (loss) attributable to The Finish Line, Inc. attributable to shareholders	$14,161	$(18,208)	$21,629
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	40,281	40,911	44,565
Basic earnings per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$0.36	$0.86	$0.64
Discontinued operations	(0.01)	(1.31)	(0.15)
Basic earnings per share attributable to The Finish Line, Inc. shareholders	$0.35	$(0.45)	$0.49
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Weighted-average number of common shares outstanding	40,281	40,911	44,565
Dilutive effect of potential common shares(a)	58	456	222
Diluted weighted-average number of common shares outstanding	40,339	41,367	44,787
Diluted earnings per share attributable to The Finish Line, Inc. shareholders:
Continuing operations	$0.36	$0.85	$0.64
Discontinued operations	(0.01)	(1.29)	(0.16)
Diluted earnings per share attributable to The Finish Line, Inc. shareholders	$0.35	$(0.44)	$0.48

 _____________

(a)
The computation of diluted earnings per share attributable to The Finish Line, Inc. shareholders excludes options to purchase approximately 3.4 million, 3.0 million, and 1.7 million shares of common stock in fiscal 2018, 2017, and 2016, respectively, because the impact of such options would have been antidilutive.

11. Common Stock
On July 21, 2011, the Board authorized a share repurchase program to repurchase shares of the Company’s common stock with subsequent amendments on March 26, 2015 and July 13, 2016 authorizing further share repurchases through December 31, 2019 (the “Share Repurchase Program”).

The Company repurchased 0.3 million shares of its common stock at an average price of $15.29 per share for an aggregate amount of $3.8 million in fiscal 2018. As of March 3, 2018, there were 4.5 million shares remaining available to repurchase under the Share Repurchase Program.
As of March 3, 2018, the Company held 19.4 million shares of its common stock as treasury shares at an average price of $20.59 per share for an aggregate carrying amount of $399.2 million. The Company’s treasury shares may be issued upon the exercise of employee stock options, under the Employee Stock Purchase Plan (“ESPP”), in the form of restricted stock, or for other corporate purposes. The number of shares of common stock available for issuance of awards of restricted stock and other awards, or upon the exercise of options, is limited under the Amended and Restated 2009 Incentive Plan. Further purchases may occur from time to time as market conditions warrant and as the Company deems appropriate when judged against other alternative uses of cash.
On January 17, 2018, the Company increased its quarterly cash dividend to $0.115 per share from $0.11 per share of the Company’s common stock. The Company declared dividends of $18.2 million, $17.0 million, and $16.5 million during fiscal 2018, 2017, and 2016, respectively. As of March 3, 2018 and February 25, 2017, dividends declared but not paid were $4.7 million and $4.5 million, respectively. Further declarations of dividends remain at the discretion of the Board.
Shareholder Rights Plan
On August 28, 2017, the Company announced that its Board unanimously adopted a shareholder rights plan (the “Rights Plan”) to protect the best interests of Finish Line shareholders. The Board subsequently amended the Rights Plan on March 25, 2018 (the "Rights Plan, as Amended"). The Board authorized the adoption of the Rights Plan, as Amended to protect against any coercive or abusive takeover tactics, and help ensure that the Company’s shareholders are not deprived of the opportunity to realize the full and fair value of their investments.
In connection with the adoption of the Rights Plan, as Amended, the Board authorized 10,000 shares of series A junior participating stock, no par value (“Preferred Stock”) and declared a dividend of one Preferred Stock purchase right (a “Right”) for each outstanding share of common stock of the Company on August 25, 2017. The authorization of the Preferred Stock became effective on August 28, 2017. The dividend was paid on September 11, 2017 to shareholders of record at the close of business on that date. Each Right initially entitles the registered holder to purchase from the Company one ten-thousandth of a share of Preferred Stock at a price of $26.00 per Right, in the event the Rights become exercisable, subject to adjustment.
In general, the Rights will become exercisable if a person or group becomes the beneficial owner of 12.5% or more of the outstanding common stock of the Company, with the exception of JD Sports, any other "Exempt Person" (as defined in the Rights Plan, as Amended), or any person who inadvertently becomes an "Acquiring Person" (as defined in the Rights Plan, as Amended), which determination is subject to the Board's conclusion. In the event that the Rights become exercisable due to the triggering threshold being crossed, each Right will entitle its holder to purchase, at the Right’s exercise price, a number of shares of common stock having a market value at that time of twice the Right’s exercise price. Rights held by the triggering person or group will become void and will not be exercisable to purchase any shares. The Board, at its option, may exchange each Right (other than Rights owned by the triggering person or group that have become void) in whole or in part, at an exchange ratio of one share of common stock per outstanding Right, subject to adjustment.
Persons or groups that beneficially owned 12.5% or more of the outstanding Company common stock prior to the Company’s announcement of the Rights Plan, as Amended will not cause the Rights to be exercisable until such time as those persons or groups become the beneficial owner of any additional shares of Company common stock.
The Rights Plan, as Amended has an expiration date of August 28, 2020, or immediately prior to the effective time of the Merger with JD Sports as discussed in Note 14, Subsequent Event. In addition, the Rights Plan, as Amended will be terminated if shareholder approval of the Rights Plan, as Amended has not been obtained at or before the Company’s 2018 Annual Meeting of Shareholders. The Board will, in general, be entitled to redeem the Rights at $0.0001 per Right at any time before the triggering threshold is crossed.
12. Impairment Charges and Store Closing Costs
The $36.7 million in impairment charges and store closing costs recorded during fiscal 2018 were primarily the result of a $13.5 million write-off of technology assets related to enterprise-wide system infrastructure, as the Company determined the systems were no longer going to be utilized, an $11.6 million write-off of long-lived assets of underperforming stores, and an $11.1 million write-off of obsolete store fixtures and corporate assets. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.4 million in store closing costs during fiscal 2018, which represents the non-cash write-off of fixtures and equipment upon a store/shop closing.
The $13.3 million in impairment charges and store closing costs recorded during fiscal 2017 were primarily the result of an $11.5 million write-off of long-lived assets of underperforming stores, and a $1.0 million write-off of obsolete store fixtures and corporate assets. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.8 million in store closing costs during fiscal 2017.
The $43.6 million in impairment charges and store closing costs recorded during fiscal 2016 were primarily the result of a $33.3 million write-off of technology assets related to enterprise-wide systems infrastructure, as the Company determined that the systems were no longer going to be used for their originally intended purpose, an $8.4 million write-off of long-lived assets of underperforming stores, and a $1.1 million write-off of obsolete store fixtures and corporate assets. The asset impairment charges were calculated as the difference between the carrying amount of the impaired assets and their estimated future discounted cash flows. Additionally, the Company recorded $0.8 million in store closing costs during fiscal 2016.
13. Commitments and Contingencies
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

14. Subsequent Event
On March 25, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JD Sports Fashion Plc, a company incorporated under the laws of England and Wales (“JD Sports”), and Genesis Merger Sub, Inc., an Indiana corporation and an indirect wholly-owned indirect subsidiary of JD Sports (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger), with the Company surviving the Merger as an indirect wholly-owned subsidiary of JD Sports. At the effective time of the Merger, each issued and outstanding class A Common Share, no par value, of the Company (“Company Common Shares”) (other than shares held by the Company in treasury or owned by any subsidiary of the Company, JD Sports, Merger Sub, or any other subsidiary of JD Sports) will automatically be converted into the right to receive $13.50 in cash (the “Merger Consideration”). In addition, at the effective time of the Merger, all outstanding and unexercised Company stock options (whether vested or unvested) granted under the Company’s 2002 Stock Incentive Plan, as amended, and Amended and Restated 2009 Incentive Plan, as amended, will be cancelled and JD Sports, or the surviving corporation, will pay the holder of each such option an amount in cash (without interest) equal to the product of (x) the excess, if any, of the Merger Consideration over the exercise price per share of the Company Common Shares underlying such option, and (y) the number of Company Common Shares subject to the option (net of withholding taxes and rounded down to the nearest cent). Each award of Company restricted stock that is outstanding and unvested immediately prior to the effective time of the Merger will become fully vested and free of forfeiture restrictions immediately prior to the effective time, and each such share of restricted stock will be converted into the right to receive the Merger Consideration (net of withholding taxes). The Company’s execution of the Merger Agreement did not materially impact the Company’s consolidated financial statements for the year ended March 3, 2018.
The closing of the transaction is subject to the receipt of any required regulatory approvals, the approvals of the Company’s and JD Sports’ shareholders and the satisfaction of other customary closing conditions. The Merger is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Merger Agreement, which is currently expected to be in the late second quarter of calendar year 2018, although delays may occur.
The payment of the Merger Consideration will be funded in part, through debt financing that has been committed to JD Sports by Barclays Bank PLC, HSBC Bank plc, PNC Bank, National Association, and PNC Capital Markets LLC. The Merger Agreement does not contain a financing condition.
The Merger Agreement contains certain termination rights in favor of the parties, as set forth therein, including, among other things, the right of either party, subject to specified limitations, to terminate the Merger Agreement if the Merger is not consummated by September 25, 2018. Upon the termination of the Merger Agreement, under specified circumstances, the Company may be required to pay JD Sports a termination fee of $28 million. In addition, if the Merger Agreement is terminated in certain other circumstances, then the Company must pay JD Sports its reasonable and documented out-of-pocket fees and expenses incurred in connection with the Merger and related transactions, as well as JD Sports’ fees and expenses in connection with JD Sports’ financing of the transaction, in an aggregate amount up to $5.6 million. Any fees and expenses paid by the Company will be credited against any termination fee that may become due and payable.
Additional information about the Merger is set forth in the Company’s filings with the U.S. Securities and Exchange Commission.

15. Quarterly Financial Information (Unaudited)
The Company’s merchandise is marketed during all seasons, with the highest volume of merchandise sold during the second and fourth fiscal quarters as a result of back-to-school and holiday shopping, respectively. The third fiscal quarter has traditionally had the lowest volume of net sales and the lowest results of operations.
The following tables set forth quarterly operating data of the Company, including such data as a percentage of net sales, for fiscal 2018 and 2017. This quarterly information is unaudited but, in management’s opinion, reflects all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

	Quarter Ended
	May 27, 2017		August 26, 2017		November 25, 2017		March 3, 2018
	(Dollars in thousands, except per share data)
Statement of Operations Data(b):
Net sales	$429,772	100.0%	$469,352	100.0%	$378,533	100.0%	$561,299	100.0%
Cost of sales (including occupancy costs)	302,345	70.4	339,020	72.2	281,117	74.3	384,377	68.5
Gross profit	127,427	29.6	130,332	27.8	97,416	25.7	176,922	31.5
Selling, general, and administrative expenses	112,412	26.1	121,772	26.0	114,703	30.3	137,597	24.5
Impairment charges and store closing costs	2,158	0.5	2,335	0.5	4,286	1.1	27,912	5.0
Operating income (loss)	12,857	3.0	6,225	1.3	(21,573)	(5.7)	11,413	2.0
Interest income, net	—	—	10	—	7	—	56	—
Income (loss) from continuing operations before income taxes	12,857	3.0	6,235	1.3	(21,566)	(5.7)	11,469	2.0
Income tax expense (benefit)(c)	4,860	1.1	2,888	0.6	(8,625)	(2.3)	(4,842)	(0.9)
Net income (loss) from continuing operations	7,997	1.9	3,347	0.7	(12,941)	(3.4)	16,311	2.9
Net income (loss) from discontinued operations, net of tax	143	—	(504)	(0.1)	27	—	30	—
Net income (loss) attributable to The Finish Line, Inc.	$8,140	1.9	$2,843	0.6	$(12,914)	(3.4)	$16,341	2.9
Basic earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a):
Continuing operations	$0.20		$0.08		$(0.32)		$0.40
Discontinued operations	—		(0.01)		—		—
Basic earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a)	$0.20		$0.07		$(0.32)		$0.40
Diluted earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a):
Continuing operations	$0.20		$0.08		$(0.32)		$0.40
Discontinued operations	—		(0.01)		—		—
Diluted earnings (loss) per share attributable to The Finish Line, Inc. shareholders(a)	$0.20		$0.07		$(0.32)		$0.40
Dividends declared per share	$0.11		$0.11		$0.11		$0.115

(a)	Earnings (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total for the fiscal year.

(b)	The quarter ended March 3, 2018 consisted of 14 weeks compared to 13 weeks in the comparable prior year period.

(c)
During the quarter ended March 3, 2018, the Company recorded a provisional $10.1 million benefit resulting from the enactment of the Tax Act due to the re-measurement of the Company’s deferred tax assets and liabilities as discussed in Note 7, Income taxes.

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
(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Executive Officers and Directors
Executive officers of the Company are appointed by and serve at the discretion of the Company's Board of Directors (the "Board").  Unless otherwise stated below, there are no family relationships among any Directors or executive officers of the Company.  The executive officers, Directors who will be continuing their service on the Board after the Annual Meeting, and nominees for Director of the Company are as follows:

Name	Age	Position	Officer/Director Since
Samuel M. Sato	54	Chief Executive Officer and Class II Director	2007
Melissa A. Greenwell	51	Executive Vice President, Chief Operating Officer	2013
Edward W. Wilhelm	59	Executive Vice President, Chief Financial Officer	2009
Albert J. (AJ) Sutera	52	Executive Vice President, Chief Information and Technology Officer	2016
John J. Hall	53	Executive Vice President, Divisional President, Chief Merchandising Officer	2016
Glenn S. Lyon	67	Chairman of the Board and Class I Director/Nominee for Director	2001
Torrence Boone	49	Class I Director	2011
William P. Carmichael	74	Class I Director	2003
Richard P. Crystal	72	Class II Director	2009
Faisal Masud	46	Class II Director	2017
Stephen Goldsmith	71	Class III Director	1999
Catherine A. Langham	60	Class III Director	2006
Following is certain biographical information regarding the Company’s executive officers and the Directors of the Company.
Mr. Samuel M. Sato is currently the Chief Executive Officer of the Company, serving in such capacity since February 2016, and is also a Director of the Company, serving in such capacity since October 2014. Mr. Sato previously served as President of the Company from October 2014 to February 2016, President, Finish Line Brand, from October 2012 to October 2014, and President and Chief Merchandising Officer from October 2010 to September 2012, as well as the Company’s Executive Vice President, Chief Merchandising Officer from to March 2007 to October 2010. He is currently a member of the Strategy Committee of the Board. Mr. Sato began his career in 1985 at Nordstrom Inc., where he held various leadership roles within merchandising. Mr. Sato has been involved in the retail industry for over 30 years.
Ms. Melissa A. Greenwell is currently Executive Vice President, Chief Operating Officer of the Company, serving in such capacity since February 2016. Ms. Greenwell previously served as Executive Vice President, Chief Human Resources Officer, of the Company, from June 2013 to February 2016, and Vice President and Senior Vice President of Human Resources from December 2008 to May 2013. Prior to joining the Company, she served as Director, Human Resources, of Sallie Mae, Inc. from 2005 to 2008. Throughout her almost 20-year career in human resources, Ms. Greenwell also has held positions as Vice President, Human Resources, of Brightpoint North America, Vice President, Human Resources, at JP Morgan Chase (formerly Union Acceptance Corporation), Vice President, Human Resources, at Oak Street Mortgage, and Vice President, Human Resources, at Made2Manage Systems. Earlier in her career, Ms. Greenwell served as a leader of Business Process Reengineering with Alcoa Closure Systems International and led their customer service organization. Ms. Greenwell is a certified coach through the Indiana University Alumni Association Marshall Goldsmith Leadership Development and Executive Coaching Academy and holds a Professional Human Resources Certification (PHR).
Mr. Edward W. Wilhelm is currently Executive Vice President, Chief Financial Officer, of the Company, serving in such capacity since joining the Company in March 2009.  Previously, Mr. Wilhelm served as Executive Vice President and Chief Financial Officer of Borders Group, Inc. from 2000 to 2009.  From 1997 to 2000, Mr. Wilhelm was Vice President of Planning, Reporting, and Treasury for Borders Group, Inc. and served as Vice President of Finance from 1994 through 1997.  Mr. Wilhelm is a Certified Public Accountant and has over 20 years of experience in the finance and retail industries.

Mr. Albert J. (AJ) Sutera is currently Executive Vice President, Chief Information and Technology Officer, of the Company, serving in such capacity since March 2016. Mr. Sutera oversees the Company’s information and technology functions and digital operational solutions supporting the customer experience, and also drives the enterprise technology roadmap to support the Company’s overall strategic business plan. Previously, Mr. Sutera held several senior leadership roles within Hudson’s Bay Company from 2007 to February 2016 in support of a seamless omnichannel customer experience. Earlier in his career, he served as Senior Director of Business Solutions and Technology at JetBlue Airways, Senior Director of Business Technology Solutions at Liberty Travel/GOGO Worldwide Vacations, CIO for GlobalWorks Group LLC, and in various management positions with Volvo North America and General Electric.
Mr. John J. Hall is currently Executive Vice President, Division President, Chief Merchandising Officer, of the Company, serving in such capacity since April 2016. Previously, Mr. Hall served almost 30 years at Nordstrom, most recently in the position of Vice President, Corporate Merchandiser of Rack Menswear From 2013 until April 2016. Mr. Hall also held the positions of Vice President, National Merchandise Manager from 2007 to 2013, Vice President, Footwear Brand Manager from 2002 to 2007, and Vice President, Corporate Merchandise Manager - Kid’s Shoes from 1999 to 2002. Earlier in his career, he was a Sales Associate and served in other merchandising and management positions with Nordstrom.
Mr. Glenn S. Lyon is currently the Chairman of the Board, a capacity he has serviced in since July 2010. From February to September 2016, Mr. Lyon also served as the Executive Chairman of the Company. Mr. Lyon is also currently a member of the Strategy Committee of the Board. Mr. Lyon was originally elected to the Board in January 2009. He served as Chief Executive Officer of the Company from December 2008 to February 2016, President from October 2003 to December 2008, and Executive Vice President from September 2001 to October 2003, as well as the Company’s Chief Merchandising Officer from 2001 until 2007. Prior to joining the Company, Mr. Lyon served as President/CEO of Paul Harris Stores, Inc., a women’s apparel retailer, from March 2000 to February 2001. From October 1995 to February 2000, he held positions as President and General Merchandising Manager of Modern Woman Stores, a Division of the American Retail Group. Mr. Lyon also spent eight years with TJX Company as Senior Vice President and Executive Vice President of Merchandising and Marketing. Mr. Lyon started his career in 1973 at Macy’s N.Y., where he spent 10 years in various merchandising positions. He has extensive experience in corporate governance, operational management, and strategic planning developed from over 40 years in the retail industry. His experience and leadership skills provide the Board with valuable in-depth knowledge of the retail industry, which were significant factors in assisting the Board to reach its decision to appoint Mr. Lyon as Chairman.
Mr. Torrence Boone has served as a Director of the Company since August 2011. Mr. Boone currently serves as Vice President, Global Agency Sales & Services, for Google. In this role, Mr. Boone is responsible for driving Google’s worldwide strategy and business with marketing and advertising agencies. He leads a team focused on large scale global strategic partnerships spanning technology, media, data, and creative and brand services that enable agencies to deliver business-building results for advertisers. Mr. Boone previously served as Managing Director of Agency Business Development for Google from 2010 to 2014. Prior to joining Google, Mr. Boone was global CEO of Enfatico, a full-service, integrated agency, from 2008 to 2010, and from 2001 to 2008 he was a senior executive of Digitas, including serving as President of the digital marketing agency’s flagship Boston region. He also previously served as Vice President and General Manager of digital marketing agency, Avenue A (now Razorfish), and was a Senior Manager at Bain & Company. Mr. Boone is currently a director of Pond5, a leading online marketplace for creative assets. As an internationally recognized speaker and recipient of numerous advertising awards, Mr. Boone brings a depth of knowledge and experience in digital marketing as well as strong business acumen to the Board.
Mr. William P. Carmichael has served as a Director of the Company since July 2003. Mr. Carmichael currently serves as a trustee of the Columbia Funds Series Trust, Columbia Funds Series Trust II, Columbia Funds Master Investment Trust, Columbia Funds Variable Insurance Trust I, and Columbia ETF Trust. He also currently serves as a director of two closed-end funds, Columbia Seligman Premium Technology Growth Fund and Tri-Continental Corp. From 1998 to 2001, Mr. Carmichael was Senior Managing Director of The Succession Fund, which he co-founded in 1998. Prior to The Succession Fund, Mr. Carmichael served for four years at the Price Waterhouse accounting firm and for 22 years in various financial positions with global consumer product companies, including Senior Vice President of Sara Lee Corporation from 1991 to 1993, Senior Vice President of Beatrice Foods from 1984 to 1990, Chief Financial Officer of Beatrice Foods from 1987 to 1990, and Vice President of Esmark, Inc. from 1973 to 1984. During the past five years, Mr. Carmichael also served as a director of International Textile Group (from 2012 to 2016), hhgregg, Inc. (from 2015 to 2017), McMoRan Exploration Co. (from 2010 to 2013), and Cobra Electronics Corporation (from 1994 to 2014). Mr. Carmichael has extensive experience in corporate finance, accounting, and financial management, and this experience enables Mr. Carmichael to provide valuable guidance to the Board with respect to analyzing its operating results, financial condition, and strategic plans.
Mr. Richard P. Crystal has served as a Director of the Company since October 2009.  Mr. Crystal retired as Chairman and Chief Executive Officer of New York & Company, a women’s clothing retailer, in 2011. He joined New York & Company in 1996 as President and Chief Executive Officer of what was then Lerner New York. In 2002, Lerner New York became a privately held organization and became known as New York & Company. During his tenure, Mr. Crystal continued to lead the organization as its President and Chief Executive Officer, and in 2004, New York & Company became a public company, with Mr. Crystal serving as Chairman and Chief Executive Officer.  As a director of New York & Company, Mr. Crystal served on the nomination and governance committee from 2004 through 2009.  Earlier in his career, Mr. Crystal was with R.H. Macy/Federated for 20 years, where he served in a variety of senior management positions, culminating in his appointment as Chairman and Chief Executive Officer, Product Development and Macy Specialty Stores, which included the Aéropostale and Charter Club chains. He began his career with Stern’s Department Store in 1966, based in New York City. Mr. Crystal is an experienced leader with over 30 years of experience in the retail industry, which enhances his ability to provide guidance to the Board on the assessment of business and retail industry trends and strategic planning.
Mr. Faisal Masud has served as a Director of the Company since September 2017. Mr. Masud currently serves as the Chief Technology Officer at Staples, Inc., a position he has held since December 2016. As part of Mr. Masud’s duties at Staples, he operates the entire technology team for the enterprise, is responsible for managing the company’s e-commerce platform, and manages Staples (PNI) which powers the print platform at Staples. Over the past five years while at Staples, Mr. Masud also has managed the company’s global customer service function, and was responsible for managing innovation a the company. Prior to joining Staples, Mr. Masud served as a Vice President and General Manager at Groupon, Inc. where he was responsible for managing Groupon Goods’ strategy and execution in more than 35 countries. Prior to Groupon, Mr. Masud was Head of Global Shipping and Fulfillment at eBay, and General Manager, Worldwide Warehouse Deals and Global Sourcing, at Amazon. Mr. Masud currently serves as a director of Globoforce Group PLC, a position he has held since July 2015. Mr. Masud holds a Bachelor of Science degree in business administration from Southeastern University.
Mr. Stephen Goldsmith has served as a Director of the Company since July 1999. Mr. Goldsmith is currently Senior Strategic Advisor to the global law firm, Baker & McKenzie, and Senior Advisor at SGoldsmith Consulting, where he provides strategic advisory services to technology companies and infrastructure finance. In addition, he is Professor of Government and Director of the Data-Smart and Innovations in American Government Programs at Harvard University’s Kennedy School. Previously, Mr. Goldsmith served as a Managing Director of Huron Consulting Group, a provider of business consulting services, a Senior Strategic Advisor and Independent Consultant to the international law firm of McKenna Long and Aldridge LLP, Senior Vice President for Strategy at ACS State and Local Solutions (now Xerox), Deputy Mayor of Operations for New York City, serving under Mayor Michael Bloomberg, and from 1992 to 1999 as Mayor of the City of Indianapolis. Mr. Goldsmith has particular expertise in the strategic use of technology and public affairs and has extensive experience in corporate governance, operational leadership, and advising on matters relating to structured finance. This background and experience enables Mr. Goldsmith to provide valuable guidance to the Board, especially with respect to data analytics, omnichannel platforms, strategic planning, and assessment of trends in public policy issues relevant to the Company’s business.
Ms. Catherine A. Langham has served as a Director of the Company since April 2006. Ms. Langham is the co-founder, President, and Chief Executive Officer of Langham Logistics, Inc., a global freight management company specializing in expedited transportation, warehousing, and distribution. Ms. Langham has also served as a director of Celadon Group, Inc., a domestic and international truckload carrier, since July 2007, and is currently chair of Celadon Group’s nominating and governance committee, as well as a member of the audit and compensation committees. Additionally, Ms. Langham currently serves as chairperson of the Board of Directors of H.H. Gregg and has been a director since February 2010. Ms. Langham is an experienced leader with over 25 years of experience in logistics and supply chain, which enables her to provide valuable guidance to the Company with respect to freight transportation, marketing, and distribution matters, as well as overall insightful business judgment.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s officers and Directors and shareholders who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC.  Officers, Directors, and greater than 10% shareholders are required by the SEC to furnish the Company with copies of all Forms 3, 4, and 5 that they file.
Based solely on the Company’s review of the copies of the forms it has received and representations from certain reporting persons that they were not required to file a Form 5 for certain fiscal years, the Company believes that all of its officers, Directors, and greater than 10% shareholders have complied with all of the filing requirements applicable to them with respect to transactions during fiscal 2018.
Code of Ethics
The Company’s Code of Ethics, which is applicable to all Company officers, Directors, and employees, is available on the Company’s website at www.finishline.com, under Investor Relations/Corporate Governance/Governance Documents.  The

Company intends to disclose waivers under this Code of Ethics, or amendments thereto, on the Company’s website at www.finishline.com or, as required, in a report on Form 8-K.
Succession Planning
The Company’s executive management positions are a central component of the organization’s success.  Ensuring that the functions of the executive team are well understood by the Board is important for safeguarding the Company against unplanned and unexpected change.  This kind of risk management is equally helpful in facilitating a smooth leadership transition when it is predictable and planned.  The Company adopted an Emergency Succession Plan, which was formulated by the Governance & Nominating Committee of the Board and Company management, on January 18, 2012, and most recently updated in July 2016.  The Emergency Succession Plan reflects the Company’s commitment to sustaining a healthy, functioning organization.  The purpose of the Emergency Succession Plan is to ensure that leadership has adequate information and a strategy to effectively manage the Company in the event that a senior executive officer is unable to fulfill his or her duties.  In the event of the unexpected death, incapacity, or resignation of a senior executive officer, the Emergency Succession Plan provides for the executive’s successor in such circumstances.  Board Advisor, an independent consulting firm, initially assisted the Board in formulating a succession plan.  The Governance & Nominating Committee periodically reviews emergency and non-emergency management succession policies and procedures and provides updates to the full Board.  In this regard, the committee develops profiles of the appropriate responsibilities, attributes, and requirements for the Company’s senior executive officer positions which reflect the Company’s business functions, vision, and strategy.
Meetings and Committees of the Board of Directors
The Board held 12 meetings in fiscal 2018, and all Directors attended at least 75% of the meetings of the Board and the committees of the Board of which they were members.  Members of the Board are expected to attend the Company’s Annual Meeting.  All of the then active Board members attended the 2017 Annual Meeting of Shareholders.
The Company has a standing Audit Committee, Compensation Committee, Governance & Nominating Committee, and Strategy Committee.  The Audit Committee is comprised of Mr. Carmichael (Chair), Ms. Langham, and Mr. Goldsmith.  The Compensation Committee is comprised of Ms. Langham (Chair), Mr. Crystal, and Mr. Masud.  The Governance & Nominating Committee is comprised of Mr. Goldsmith (Chair) and Mr. Boone.  The Strategy Committee is comprised of Messrs. Crystal (Chair), Goldsmith, Boone, Lyon, and Sato. The Company also has a select Special Committee comprised of Mr. Carmichael (Chair), Ms. Langham, Mr. Goldsmith, and Mr. Crystal.
Audit Committee
The Audit Committee is appointed by the Board and is comprised solely of independent Directors (as defined in SEC rules and the NASDAQ listing standards).  The Audit Committee appoints and engages the Company’s independent registered public accounting firm each year and approves the terms of the engagement and associated compensation.  It also approves services that may be proposed by the independent registered public accounting firm, as well as any services provided by other professional financial services providers.  The Audit Committee monitors and oversees the quality and integrity of the Company’s accounting processes, systems of internal controls, and related enterprise risk management (“ERM”).  Each member of the Audit Committee meets the NASDAQ financial knowledge requirements, and the Board has determined that Mr. Carmichael, the Chair of the Audit Committee, meets NASDAQ’s professional experience requirements and qualifies as an “audit committee financial expert” as defined by SEC rules.  The Audit Committee is charged with reviewing and monitoring all contemplated related party transactions.  At each quarterly meeting, the Audit Committee reviews the enterprise risks relevant to the committee and its duties, and assesses the risk of each decision made by the committee.  The duties of the Audit Committee are set forth in its Charter, which is available on the Company’s website at www.finishline.com, specifically at Investor Relations/Corporate Governance/Governance Documents.  The Audit Committee met 8 times during fiscal 2018.
Compensation Committee
The Compensation Committee is appointed by the Board and is comprised solely of independent Directors (as defined in the NASDAQ listing standards) and outside Directors (as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”)).  The Compensation Committee is responsible for discharging the responsibilities of the Board with respect to the compensation structure of the Company’s executive officers, including reviewing and approving the compensation structure of the Chief Executive Officer, and the Board members.  In consultation with the Chief Executive Officer and other Company management, the Compensation Committee also reviews and approves the compensation structure for the other executive officers of the Company.  When the Compensation Committee discusses and approves compensation for the Company’s Chief Executive Officer, the Charter of the committee requires the Chief Executive Officer to not be present and, if applicable, recuse himself from such discussions, and for no other executive officer of the Company to be present.  Decisions concerning the compensation structure of the Chief Executive Officer are approved by the Compensation Committee.  The Compensation Committee is responsible for administering the Company’s compensation plans, including the

Finish Line, Inc. 2009 Incentive Plan, as Amended and Restated (the “2009 Incentive Plan”), EOBP, and LTIB.  At each quarterly meeting, the Compensation Committee reviews the enterprise risks relevant to the committee and its duties, and assesses the risk of each decision made by the committee.  The duties of the Compensation Committee are set forth in its Charter, which is available on the Company’s website at www.finishline.com, specifically at Investor Relations/Corporate Governance/Governance Documents.  The Compensation Committee met 5 times during fiscal 2018.
Governance & Nominating Committee
The Governance & Nominating Committee is appointed by the Board and is comprised solely of independent Directors (as defined in the NASDAQ listing standards).  The Governance & Nominating Committee assists the Board in the oversight of corporate governance matters, including developing and recommending criteria and policies relating to the service and tenure of Directors.  It also is responsible for identifying and reviewing potential candidates for the Board and making recommendations to the Board for the nomination and election of Directors.  The Governance & Nominating Committee reviews succession planning recommendations for the Company’s senior executive officers, including the Chief Executive Officer.  The Governance & Nominating Committee is tasked with assessing the Board’s performance and the Chief Executive Officer’s performance on an annual basis.  In addition, the Governance & Nominating Committee regularly reviews the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legal and regulatory updates, and is responsible for reviewing and assessing the adequacy of the Company’s corporate governance principles annually.  It also encourages and approves on-going Director education and development.  At each quarterly meeting, the Governance & Nominating Committee reviews the enterprise risks relevant to the committee and its duties, and assesses the risk of each decision made by the committee. The duties of the Governance & Nominating Committee are set forth in its Charter, which is available on the Company’s website at www.finishline.com, specifically at Investor Relations/Corporate Governance/Governance Documents.  The Governance & Nominating Committee met 4 times during fiscal 2018.
In determining whether to nominate a candidate for election to the Board, the Governance & Nominating Committee considers various criteria, such as the recommendations of fellow Directors, a candidate’s relevant business skills and experience, commitment to enhancing shareholder value, and diversity, bearing in mind the composition and requirements of the Board at that point in time.  The committee assesses the effectiveness of its efforts to have a diverse Board by periodically reviewing the current Board members for geographic, occupational, gender, race, and age diversity.  Candidates are identified through a variety of sources, including current and past members of the Board, officers of the Company, individuals personally known by members of the Board, research, and search firms.  The Governance & Nominating Committee will consider shareholder recommendations of candidates when the recommendations are properly submitted.  To be considered, any such shareholder recommendation must be submitted as set forth under the section of this Proxy Statement below entitled “Proposals of Shareholders,” and must comply with the notice, information, and consent provisions set forth in the Company’s Bylaws.  Shareholder nominees will be evaluated under the criteria set forth above.  To recommend a prospective nominee for the Board’s consideration, a shareholder may submit a candidate’s name and qualifications to The Finish Line, Inc., Board of Directors, at Finish Line Customer Central (3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235), in care of the Corporate Secretary.
Strategy Committee
The Strategy Committee is appointed by the Board and is comprised of independent Directors (as defined in the NASDAQ listing standards), the Chairman of the Board and Chief Executive Officer of the Company, and up to two other members of Company management involved directly in strategy development and implementation.  The Strategy Committee reviews strategic plans and initiatives of the Company and provides advice and insight to Company management relating to the development and implementation of strategic plans.  It also serves as a sounding board for Company management on strategic issues, identifies and evaluates potential business or competitive concerns that the Company may face, and reviews resources available to Company management and resource allocation in connection with the Company’s strategy and strategic initiatives.  At each quarterly meeting, the Strategy Committee reviews the enterprise risks relevant to the committee and its duties, and assesses the risk of each decision made by the committee.  The duties of the Strategy Committee are set forth in its Charter, which is available on the Company’s website at www.finishline.com, specifically at Investor Relations/Corporate Governance/Governance Documents.  The Strategy Committee met 3 times during fiscal 2018.
Special Committee
In fiscal 2018, the Board formed a Special Committee of independent Directors in connection with the consideration of the Merger. As compensation for the services of the Special Committee members, the Company has paid (i) to each member of the Special Committee a cash payment of $5,000 per month, and (ii) to the chairman of the Special Committee an additional cash payment of $1,500 per month. This compensation is in addition to any other compensation received for the Special Committee members’ service on the Board. The Special Committee met 2 times during fiscal 2018.

Director Resignation Policy
The Board has a Director Resignation Policy to address the situation in which a nominee for Director in an uncontested election to the Board receives more votes “withheld” than votes “for” his or her election. The policy provides that any incumbent nominee for Director in an uncontested election who receives a greater number of votes affirmatively “withheld” with respect to his or her election than votes “for” such election (a “majority withhold vote”) shall promptly tender his or her resignation to the Chairman of the Board following certification of the shareholder vote. The Governance & Nominating Committee will promptly consider the tendered resignation and recommend to the Board whether to accept or reject the resignation or take other action. In making its recommendation, the committee will consider all relevant factors, including, but not limited to, (i) the underlying reasons shareholders withheld their votes (if ascertainable), (ii) the length of service and qualifications of the Director whose resignation has been tendered, (iii) the Director’s contributions to the Board and the Company, (iv) the overall composition of the Board and compliance with applicable laws, regulations, and stock exchange listing standards, and (v) whether accepting the resignation is in the best interests of shareholders and the Company. The Board will act on the committee’s recommendation no later than its first regularly scheduled meeting following certification of the shareholder vote, but in no case later than 120 days after the vote certification. Following the committee’s recommendation and the Board’s decision, the Company will promptly publicly disclose its decision whether to accept or reject each tendered resignation in a periodic or current report filed or furnished in accordance with SEC rules.
Any Director who tenders his or her resignation under the Director Resignation Policy will not participate in the committee recommendation or Board consideration of the resignation. However, such Director will otherwise remain as an active Board member unless and until the resignation becomes effective. If a majority of the Governance & Nominating Committee members receive a majority withhold vote at the same election, then the independent Directors who did not receive a majority withhold vote will appoint a committee amongst themselves to consider the tendered resignations. If the only Directors who did not receive a majority withhold vote in the same election constitute four or fewer Directors, then all the independent Directors may participate in the Board consideration of the tendered resignations, except that no Director will participate in the vote on his or her own resignation.
While this summary reflects the current terms of the Director Resignation Policy, the Board retains the power to amend and administer the policy as the Board, in its sole discretion, determines is appropriate. The Director Resignation Policy is posted on the Company’s website at www.finishline.com, specifically at Investor Relations/Corporate Governance/Governance Documents, and a copy will be provided free of charge to any shareholder submitting a written request to the Company’s Corporate Secretary, 3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235.
Leadership Structure of the Board of Directors
The Company’s Bylaws currently provide that the Chairman of the Board may simultaneously serve as the Chief Executive Officer of the Company and shall preside at all Board and shareholder meetings. The Board evaluates, from time to time as appropriate, whether the same individual should serve as Chairman of the Board and Chief Executive Officer or whether these positions should be held by different individuals, based on what the Board considers to be in the best interests of the Company and its shareholders. In this regard, the roles of Chairman and Chief Executive Officer are currently held by separate individuals, with Mr. Lyon serving as Chairman of the Board and Mr. Sato serving as Chief Executive Officer.
The Board believes that the Company’s present leadership structure is appropriate for the Company at the current time, as it provides an appropriate balance between the two roles of Chairman and Chief Executive Officer. The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer and sets the agenda for Board meetings and presides over meetings of the full Board. Thus, the Board believes that the current structure balances the need for the Chief Executive Officer to run the Company on a day-to-day basis with the benefit provided to the Company by involvement of an experienced member of the Board who has significant historical experience with the Company and its business. In the past, the Board has determined to permit the same individual to serve as both Chief Executive Officer and Chairman of the Board, and it may do so again in the future. The Board believes this is an appropriate leadership structure for the reasons set forth above and in light of the fact that the Board has an independent Lead Director as discussed below. To ensure the preservation of good governance, the Board has and will continue to maintain the position of Lead Director so that there will be a strong, independent leader in place to facilitate the consideration of matters and actions taken by the non-employee, independent Directors. Mr. Lyon and Mr. Sato are each not considered an “independent Director” under the NASDAQ listing standards.
Since July 2011, Mr. William Carmichael has served as Lead Director of the Board.  The Board’s independent Directors appoint a Lead Director each year to serve in such capacity for a one-year term. The Lead Director is tasked with helping develop agendas for each of the Board’s meetings and presiding as the chair of executive sessions which are generally held in conjunction with each of the Board’s regularly scheduled meetings.  The Lead Director is also tasked with identifying and developing, in conjunction with the Chairman of the Board and the Governance & Nominating Committee, the Board’s compositional needs and criteria for Director candidates, and coordinating responses to questions and/or concerns from shareholders or other interested parties that may be communicated to the Company’s non-employee Directors.  The Lead Director serves at the discretion of the independent Directors of the Board and may be removed from the position, with or without cause, by a majority vote of the Board’s independent Directors or by the appointment of a new Lead Director at any time.
The Company and the Board believe this leadership structure described above is appropriate because it is advantageous to and in the best interests of the Company and the Company’s shareholders.  In addition, this leadership structure promotes clear direction for the Board and Company management, while at the same time providing a mechanism for strong, independent governance in circumstances where it is advisable or necessary to have the non-employee, independent Directors consider matters and take action.
Board of Directors’ Role in Risk Oversight
The Board has ultimate oversight responsibilities regarding the risks that could affect the Company. This oversight is conducted primarily through the Audit Committee, which has established procedures for reviewing the Company’s risks and throughout the year receives and reviews reports from Company management regarding enterprise risk issues affecting the Company, and also through the Compensation Committee, Governance & Nominating Committee, and Strategy Committee. The established procedures include periodic risk reviews by management with the Audit Committee and an annual risk report submitted to the Board. In response to those reports, the Audit Committee may direct management to consider additional issues or provide additional information to the committee. The Chair of the Audit Committee also reports regularly to the Board regarding the committee’s meetings, considerations, and actions, and the risk matters presented to and considered by the committee. The types of enterprise risks the Audit Committee considers and monitors include financial, regulatory, and compliance risks that could impact the Company’s business. For example, during fiscal 2018, the Audit Committee considered and monitored issues relating to financial reporting, information technology (IT), system projects, service providers, store traffic and conversion rates, cost structure and margins, shrink, stock price and EPS growth, strategic planning, SOX controls, data breach and system failures, service interruptions, and regulatory compliance. In addition, the Compensation Committee considers and reports on risks in connection with the Company’s compensation programs, policies, and practices. See “Item 1.1 - Executive Compensation - Compensation Discussion and Analysis - Tax, Accounting, and Risk Assessment” below for a description of the Compensation Committee’s role in risk oversight, which is incorporated herein by reference.
While the Board has general risk oversight responsibility, the Company’s management is responsible for the day-to-day monitoring and assessment of risks that could affect the Company’s business.  Both the Company’s ERM Committee and Internal Audit Department handle monitoring and testing duties for Company-wide policies and procedures and are responsible for identifying and coordinating risk management with key Company executives.  The Internal Audit Department regularly provides reports to the Company’s Chief Financial Officer, as well as direct reports to the Audit Committee, on risk management matters.  The ERM Committee provides reports to Company management and the Audit Committee.
The Company believes the risk oversight process described above is appropriate in light of the Company’s business, size, and management structure.  The Company’s risk oversight process permits management to run the Company and monitor and assess risk on a day-to-day basis, while at the same time providing for a robust oversight function at the Board level.  In addition, the process allows the Company’s risk management to evolve as the Company’s business evolves.
Corporate Political Spending
It is not, and has not been, the practice of the Company to make corporate political contributions.  Pursuant to the Company’s Code of Ethics, individual officers, Directors, and employees are free to exercise their right to make political contributions within legal limits.  However, the Company will not reimburse individuals for political contributions.  Generally, no individual contribution may be made by a Company officer, Director, or employee with the expectation of favorable government treatment in return.
Communications with the Board of Directors
Shareholders may communicate with the Board, its committees, the independent Directors as a group, or one or more members of the Board or its committees, by sending a letter to The Finish Line, Inc., Board of Directors (or the applicable member of the Board), at Finish Line Customer Central (3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235), in care of the Corporate Secretary.  If, after review of the communication, the Corporate Secretary deems appropriate, such correspondence will be forwarded to the Chairman of the Board or to the applicable Board or committee member.  The process by which the Corporate Secretary reviews and forwards correspondence deemed appropriate has been approved by a majority of the Board’s independent Directors.

Item 11. Executive Compensation
Compensation Discussion and Analysis
The following is an overview and analysis of the Company’s executive compensation structure for the Company’s Chief Executive Officer, Chief Financial Officer, and each of the Company’s three most highly compensated executive officers serving as of March 3, 2018 (each a Named Executive Officer (“NEO”), and together as a group, the (“NEOs”): Mr. Samuel M. Sato, Chief Executive Officer; Ms. Melissa A. Greenwell, Executive Vice President, Chief Operating Officer; Mr. Edward W. Wilhelm, Executive Vice President, Chief Financial Officer; Mr. John J. Hall, Executive Vice President, Divisional President, Chief Merchandising Officer; and Mr. Albert J. (AJ) Sutera, Executive Vice President, Chief Information and Technology Officer.
Throughout Item 11, “fiscal 2016,” “fiscal 2017,” and “fiscal 2018” represent the fiscal years ended February 27, 2016, February 26, 2017, and March 3, 2018, respectively and “fiscal 2019,” “fiscal 2020,” and “fiscal 2021” represent the fiscal years ending March 2, 2019, February 29, 2020, and February 28, 2021, respectively.
Executive Compensation Objectives
The overall strategy of the Compensation Committee (the “Committee”) remains the establishment of a competitive and balanced, performance-based compensation structure. The Company’s executive officer compensation is derived from the performance driven philosophy of the Company and the Committee, and heavily incorporates pay for performance. Performance-based compensation is an important and significant portion of the Company’s compensation structure. In fiscal 2018, the Company continued taking positive steps to emphasize a pay for performance culture and align executive compensation with the interests of shareholders of the Company.
For fiscal 2018, the Committee again strived to achieve this compensation structure through:

•	Retention and motivation of key officers responsible for large business components that significantly affect overall Company performance.

•	Recognition of individual accountability and performance for meeting and/or exceeding established financial performance objectives.

•	Reinforcement of successful performance consistent with Company values and performance goals.

•	Facilitating teamwork within the Company’s management structure to achieve sustainable financial performance.

•	Discouragement of risky, short-term behavior and inappropriate risk-taking that would be reasonably likely to have a material adverse effect on the Company.
The Committee also maintains its commitment for executive compensation to be fair to the Company’s shareholders and to create long-term shareholder value.  Compensation benchmarking, which is discussed further below, plays an important role in setting the compensation for the Company’s NEOs.  The Committee has focused on competitively aligning NEO compensation with the Company’s peer group.
Compensation Principles
The Company’s compensation program is designed to support a competitive and balanced, performance-based compensation structure by incorporating the following principles.
What We Do:

•	Emphasize pay for performance

•	Provide competitive target pay opportunity

•	Provide fixed and variable compensation

•	Provide cash and equity incentives

•	Include caps on payouts under performance-based plans

•	Utilize an independent compensation consultant

•	Mitigate undue risk-taking in compensation programs

•	Require minimum equity ownership

•	Utilize a clawback policy

What We Don’t Do:

•	Reprice stock options

•	Excise tax gross-ups

•	Dividend equivalents

•	Significant perquisites

•	Hedge or purchase on margin
Executive Compensation Overview for fiscal 2018
Before setting the compensation structure, the Committee strives to accurately evaluate the cyclical retail market within which the Company operates.  To assist the Committee in this evaluation for fiscal 2018, the Committee retained the outside management consulting services of Meridian Compensation Partners, LLC (“Meridian”).  The services for fiscal 2018 provided by Meridian focused on executive compensation, and the fees paid for those services were approved solely by the Committee.  During fiscal 2018, Meridian did not provide any additional services to the Company or the Company’s affiliates other than the executive compensation consulting services to the Committee described herein.
In accordance with SEC and NASDAQ rules, the Committee has considered the independence of Meridian pursuant to, and based on the factors set forth in, such rules, including the following factors: (i) other services provided to the Company by Meridian; (ii) fees paid as a percentage of Meridian’s respective total revenue; (iii) policies or procedures maintained by Meridian that are designed to prevent a conflict of interest; (iv) any business or personal relationships between the individual consultants involved in the engagement and any member of the Committee; (v) any Company stock owned by individual consultants involved in the engagement; and (vi) any business or personal relationships between the Company's executive officers and Meridian, as the case may be, or the individual consultants involved in the engagement.  The Committee has concluded that no conflict of interest exists that would prevent Meridian from serving as an independent advisor to the Committee.  In making this determination, the Committee also reviewed Meridian’s Global Codes of Business Conduct and Ethics and its Conflict of Interest Policies, as well as certifications made by each of the Company's executive officers and Directors that he or she did not have a business or personal relationship with Meridian or any of the individuals at Meridian working on the Company’s engagement.
When setting executive officer compensation for fiscal 2018, the Committee considered recommendations and proposals from Meridian and Company management.  The executive officers for whom compensation recommendations and proposals were discussed were not present during those discussions with the Committee.  When setting the fiscal 2018 compensation for the Company’s Chief Executive Officer, the Chief Executive Officer was not present.  The Committee retains the discretion to accept, adjust, or reject any recommendations and proposals concerning executive officer compensation.
For fiscal 2018, the Committee, after consultation with Meridian, determined that the annual compensation structure for the Company’s executive officers should consist of a competitive base salary and appropriate performance-based and at-risk elements, including annual cash incentive compensation, long-term cash incentive compensation, and stock-based awards.  The Committee believes the at-risk elements align executive performance with annual and long-term value creation for the Company and its shareholders and take into account:

•	The value of Company equity;

•	Company-wide performance goals; and

•	Business area performance goals.
It remains the Committee’s practice to establish the overall compensation program for a given performance period within the first 90 days of the applicable performance period.  The Committee met in late fiscal 2017 and early fiscal 2018 for this purpose.  At these meetings, the Committee evaluated historical achievement, including performance for fiscal 2017, and the Company’s projections and budget for fiscal 2018, fiscal 2019, and fiscal 2020.  The Committee also reviewed peer group, market alignment, compensation trends, regulatory developments, and other relevant data from Meridian.  Based on those evaluations, the Committee then considered and approved the compensation structure of each NEO for fiscal 2018.
Compensation Benchmarking
As part of its analysis in setting executive officer compensation for fiscal 2018, the Committee considered the compensation of executive officers in comparable positions at competitive and other peer companies.  In determining executive officers in comparable positions, the Company utilized the “job sizing” report provided by Meridian (the “Meridian

Report”).  The Meridian Report allows Meridian to account for job duties, in addition to job titles, when comparing executive compensation at peer companies.
In setting the benchmark peer group of companies for fiscal 2018, the Committee, in consultation with Meridian, considered criteria that included market capitalization, revenue, recent EBIT (earnings before interest and tax) growth, industry (specialty/retail), competitive market data, and merchandise type.  The fiscal 2018 peer group consisted of the following 14 companies:

•	Aéropostale, Inc.

•	The Buckle, Inc.

•	Chicos FAS, Inc.

•	Crocs, Inc.

•	The Children’s Place Retail Stores, Inc.

•	Deckers Outdoor Corporation

•	DSW Inc.

•	Express, Inc.

•	Foot Locker, Inc.

•	Genesco Inc.

•	lululemon athletica inc.

•	Skechers U.S.A., Inc.

•	Ulta Salon, Cosmetics & Fragrance, Inc.

•	Urban Outfitters, Inc.
It remains the Committee’s goal to set overall executive officer compensation opportunities at or near the median/50th percentile of the peer group.  The Committee has been successful in recent years in aligning NEO compensation with the median/50th percentile of the peer group.  Even so, the compensation structure for each NEO may, and often will, vary from this benchmark peer group data because of varied performance factors and/or performance metrics the Committee incorporates into each individual NEO’s compensation structure.
Base Compensation
A fundamental component of overall NEO compensation is base salary.  In setting base salary for fiscal 2018, the Committee “job sized” each NEO by, for example, considering the NEO's position within the Company, the responsibilities of the position, and the NEO’s level of accountability, and compared that to the analysis provided by Meridian, including the Meridian Report.  The base salary amounts for the Company’s NEOs are reflected in the Summary Compensation Table below. Annual cash bonus amounts are based on a percentage of an NEO's annual base salary.
Performance-Based and At-Risk Incentive Compensation
The Company’s fiscal 2018 executive incentive and bonus compensation structure consisted of three primary components:

•	Executive Officer Bonus Program (an annual cash bonus for the achievement of annual performance goals);

•	Long-Term Incentive Bonus Program (a long-term cash bonus for the achievement of long-term performance goals); and

•	Stock-based awards (a long-term equity compensation program utilizing restricted stock for the achievement of long-term employment and performance goals).
For fiscal 2018, which commenced on February 26, 2017, the Committee utilized the 2009 Incentive Plan as the vehicle to grant annual, long-term, and stock-based awards to executive officers.
Executive Officer Bonus Program
One performance-based and at-risk element of the Company’s annual compensation program is the Executive Officer Bonus Program, which is an annual cash-based bonus program.  For fiscal 2018, the Committee designated six of the

Company’s executive officers with a title of “Executive Vice President” or higher, including each of the NEOs, to participate in the fiscal 2018 Executive Officer Bonus Program ("EOBP18").  The participation of one of those executive officers, who was not employed by the Company for the entire fiscal 2018, was prorated or forfeited based on his or her applicable employment or resignation terms.  The Committee concluded that these six executive officers with their respective responsibilities were in the most appropriate positions to drive and influence overall Company financial performance for fiscal 2018.  A specified target bonus amount for each executive officer, expressed as a percentage of such executive officer’s base salary, was established.  These target bonus percentages were specifically structured around each executive officer’s responsibility, level of accountability, expected influence on Company operations for fiscal 2018, and the competitive challenges of such executive officer’s position within the Company and the retail industry at large.  The EOBP18 was established and administered under the Company’s shareholder approved 2009 Incentive Plan.  The EOBP18 consisted of two categories, each of which was made up of performance components.  The components of each category, as well as the bonus percentage amounts for each NEO, are described below.  The two categories, which were based on financial performance and other performance measurements and were comprised of objective, pre-established, and measurable components, consisted of:

•
Target Bonus.  The first EOBP18 category, Target Bonus, was comprised of three qualified Company financial performance goals based on the performance measures permitted by the 2009 Incentive Plan, all designed to motivate and reward Company and individual executive officer performance.

•
Super Bonus.  The second EOBP18 category, Maximum Bonus, was designed to reward superior financial performance and was comprised of a single qualified Company financial performance goal based on exceeding the enterprise adjusted operating income target of the Company.

The following table presents the target bonus amounts for each of the NEOs, expressed as a percentage of such NEO's base salary, for each of the bonus categories under the EOBP18:

EOBP18 Bonus Category Allocation Per NEO

NEO	Target Bonus	Maximum Bonus
Samuel M. Sato	Up to 120% of base salary	Up to 120% of base salary
Melissa A. Greenwell	Up to 75% of base salary	Up to 75% of base salary
Edward W. Wilhelm	Up to 75% of base salary	Up to 75% of base salary
John J. Hall	Up to 75% of base salary	Up to 75% of base salary
Albert J. Sutera	Up to 75% of base salary	Up to 75% of base salary

The following table presents the base salaries of the NEOs for fiscal 2018, the total bonus potential (expressed as a percentage of base salary) for each NEO, and the total dollar amount of the bonus potential that could be earned by each NEO under the EOBP18.

Total EOBP18 Bonus Potential Per NEO

NEO	Base Salary	Total Bonus Potential (%)	Total Bonus Potential ($)
Samuel M. Sato	$1,050,000	240%	$2,520,000
Melissa A. Greenwell	$450,000	150%	$675,000
Edward W. Wilhelm	$530,000	150%	$795,000
John J. Hall	$635,000	150%	$952,500
Albert J. Sutera	$425,000	150%	$637,500
Target Bonus
Components
The Target Bonus of the EOBP18 consisted of the following three components:

•	Enterprise Adjusted Operating Income;

•	Enterprise Adjusted Selling, General and Administrative (SG&A) Expense as a Percentage of Sales; and

•	Enterprise Aged Inventory Performance.
Each executive officer’s potential percentage of base salary that could be earned based on achieving Target Bonus components was weighted and allocated by the Committee among those three components based on numerous factors, including the influence the executive officer has on achieving the goal and the importance of the goal to achieving long-term success and driving shareholder value.  Each of the Target Bonus components was measured within a percentage range with levels of achievement.  For each of the three components, the percentage of base salary allocated to that component was multiplied by the percentage level of achievement for that component, and the resulting percentages were added together to determine the total percentage of base salary earned for all Target Bonus components.
Enterprise Adjusted Operating Income Component. The fiscal 2018 Enterprise Adjusted Operating Income goal was based on an operating income performance measure over the prior year. The range for fiscal 2018 was less than a 1.9% increase for 0% achievement and an increase of 18.8% or above for 100% achievement.
Enterprise Adjusted Selling, General and Administrative (SG&A) Expense as a Percentage of Sales Component. The fiscal 2018 Enterprise Adjusted Selling, General and Administrative (SG&A) Expense as a Percentage of Sales goal was based on achieving expense reduction as a percentage of sales. The range for fiscal 2018 was more than 37.79% to the sales goal for 0% achievement and 36.98% or lower to the sales goal for 100% achievement.
Enterprise Aged Inventory Performance Component. The fiscal 2018 Enterprise Aged Inventory Performance goal was based on achieving minimal aged inventory (at cost) greater than 365 days. The range for fiscal 2018 was greater than 0.97% for 0% achievement and 0.70% or lower for 100% achievement.
The following table presents the base salaries of the NEOs for fiscal 2018, the total bonus potential (expressed as a percentage of base salary) for each NEO under the Target Bonus, and the total dollar amount of the bonus potential that could be earned by each NEO under the Target Bonus.

Total Target Bonus Potential Per NEO

NEO	Base Salary	Total Bonus Potential (%)	Total Bonus Potential ($)
Samuel M. Sato	$1,050,000	120%	$1,260,000
Melissa A. Greenwell	$450,000	75%	$337,500
Edward W. Wilhelm	$530,000	75%	$397,500
John J. Hall	$635,000	75%	$476,250
Albert J. Sutera	$425,000	75%	$318,750
Allocation of Target Bonus Components
The weighting of the components that comprised the Target Bonus varied for each NEO based on a number of factors, including the influence the individual NEO had on the component and the focus the Committee desired the NEO to have on the component.  For fiscal 2018, the percentage allocation of the components that comprised the Target Bonus for each NEO, which equates to the percentage payout under the category if the component was achieved above the target metric, was as follows:

Samuel M. Sato, Chief Executive Officer
●	Enterprise Adjusted Operating Income	100%
●	Enterprise Adjusted SG&A Expense as a Percentage of Sales	0%
●	Enterprise Aged Inventory Performance	0%
	Total of Components = 100%

Melissa A. Greenwell, Executive Vice President, Chief Operating Officer
●	Enterprise Adjusted Operating Income	80%
●	Enterprise Adjusted SG&A Expense as a Percentage of Sales	10%
●	Enterprise Aged Inventory Performance	10%
	Total of Components = 100%

Edward W. Wilhelm, Executive Vice President, Chief Financial Officer
●	Enterprise Adjusted Operating Income	80%
●	Enterprise Adjusted SG&A Expense as a Percentage of Sales	10%
●	Enterprise Aged Inventory Performance	10%
	Total of Components = 100%

John J. Hall, Executive Vice President, Divisional President, Chief Merchandising Officer
●	Enterprise Adjusted Operating Income	80%
●	Enterprise Adjusted SG&A Expense as a Percentage of Sales	10%
●	Enterprise Aged Inventory Performance	10%
	Total of Components = 100%

Albert J. Sutera, Executive Vice President, Chief Information Technology Officer
●	Enterprise Adjusted Operating Income	80%
●	Enterprise Adjusted SG&A Expense as a Percentage of Sales	10%
●	Enterprise Aged Inventory Performance	10%
	Total of Components = 100%
Achievement of Target Bonus Components
The following table indicates the percentage of each Target Bonus component achieved by each NEO for fiscal 2018.

NEO	Enterprise Adjusted Operating Income	Enterprise Adjusted SG&A Expense	Enterprise Aged Inventory Performance	Total Earned (out of 100%)
Samuel M. Sato	0%	0%	0%	0%
Melissa A. Greenwell	0%	43%	100%	14.3%
Edward W. Wilhelm	0%	43%	100%	14.3%
John J. Hall	0%	43%	100%	14.3%
Albert J. Sutera	0%	43%	100%	14.3%
The following table indicates the bonus earned by each NEO under the Target Bonus.

NEO	Base Salary	Total Bonus Potential (% of Base Salary)	Target Bonus Payout (% of Base Salary)	Total Bonus Earned / Payout ($)
Samuel M. Sato	$1,050,000	120%	0%	$—
Melissa A. Greenwell	$450,000	75%	14.3%	$48,263
Edward W. Wilhelm	$530,000	75%	14.3%	$56,843
John J. Hall	$635,000	75%	14.3%	$68,104
Albert J. Sutera	$425,000	75%	14.3%	$45,581
Maximum Bonus
Components
For fiscal 2018, the Committee again utilized a Maximum Bonus as a component of executive officer compensation under the EOBP18.  The primary objective of this category was to motivate the Company’s executive officers to exceed expectations and provide a sufficient reward if exceptional financial performance was attained.  The Maximum Bonus was based on one qualified financial performance component: exceeding target performance with respect to the Company’s enterprise adjusted operating income goal.  The achievement range for the Maximum Bonus was structured as a percentage range from 0% to 100%, whereby each 5% increment within such range was assigned a specific excess adjusted operating income dollar level.  The actual dollar amount of the Maximum Bonus payout for each NEO was determined by multiplying (1) the NEO’s fiscal 2018 base salary, by (2) the Maximum Bonus percentage allocation, and then by (3) the achievement level.

The following table presents the base salaries of the NEOs for fiscal 2018, the total bonus potential (expressed as a percentage of base salary) for each NEO under the Maximum Bonus, and the total dollar amount of the bonus potential that could be earned by each NEO under the Maximum Bonus.

Total Maximum Bonus Potential Per NEO

NEO	Base Salary	Total Bonus Potential (%)	Total Bonus Potential ($)
Samuel M. Sato	$1,050,000	120%	$1,260,000
Melissa A. Greenwell	$450,000	75%	$337,500
Edward W. Wilhelm	$530,000	75%	$397,500
John J. Hall	$635,000	75%	$476,250
Albert J. Sutera	$425,000	75%	$318,750
Achievement of Maximum Bonus
For fiscal 2018, the Company’s enterprise adjusted operating income was below the 0% Maximum Bonus payout level, resulting in no payouts to the NEOs under the Maximum Bonus, as presented in the following table.

NEO	Base Salary	Total Bonus Potential (% of Base Salary)	Maximum Bonus Payout (%)	Maximum Bonus Earned / Payout ($)
Samuel M. Sato	$1,050,000	120%	0%	$—
Melissa A. Greenwell	$450,000	75%	0%	$—
Edward W. Wilhelm	$530,000	75%	0%	$—
John J. Hall	$635,000	75%	0%	$—
Albert J. Sutera	$425,000	75%	0%	$—
Achievement under EOBP18
The following table indicates the bonus potential that could be achieved by each NEO for each EOBP18 category, the actual bonus achieved for each category, the bonus potential that could be achieved for the overall EOBP18, and the actual total bonus achieved by each NEO for the overall EOBP18.

NEO	Target Bonus Potential	Target Bonus Achieved	Maximum Bonus Potential	Maximum Bonus Achieved	Total Bonus Potential	Total Bonus Achieved / Payout
Samuel M. Sato	$1,260,000	$—	$1,260,000	$—	$2,520,000	$—
Melissa A. Greenwell	$337,500	$48,263	$337,500	$—	$675,000	$48,263
Edward W. Wilhelm	$397,500	$56,843	$397,500	$—	$795,000	$56,843
John J. Hall	$476,250	$68,104	$476,250	$—	$952,500	$68,104
Albert J. Sutera	$318,750	$45,581	$318,750	$—	$637,500	$45,581
Certification and Payout of EOBP18
All EOBP18 compensation was paid after the end of fiscal 2018 once the Committee evaluated the Company’s performance relative to the performance goals established at the beginning of fiscal 2018 and certified all bonus program payouts. At the request of the Committee, the Company’s Internal Audit Department reviewed and verified the EOBP18, bonus calculations, and payouts, and concluded that all bonus calculations and payouts were accurate and consistent with the EOBP18. As part of their duties under their respective committee Charters, the Audit Committee then reviewed and confirmed the achievement of the NEO’s EOBP18 incentive compensation performance metrics and bonus calculations and advised the Committee of the same, and subsequently the Committee reviewed (including Company performance goals and objectives and other appropriate and relevant factors) and approved the NEO’s compensation for fiscal 2018. All EOBP18 award amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below. To remain eligible for the bonus awards under the EOBP18, generally, and subject to the terms of the employment agreements of the

NEOs described herein, the executive officer must remain employed during the entire term of the award in an eligible position with the Company.
Comparison to EOBP17 Achievement and Total Payouts
Achievements of the NEOs under the EOBP18 were similar to the achievement of the NEOs in fiscal 2017 under the Company’s fiscal 2017 Executive Officer Bonus Program (“EOBP17”). This was based on the level of Company performance in fiscal 2018 compared to performance in fiscal 2017 and the failure of multiple components of the EOBP18 and EOBP17 to be achieved. This demonstrates the Company’s emphasis on pay for performance and the incorporation of that philosophy into the Company’s compensation structure. The specific achievement and total payouts to the NEOs for fiscal 2017 pursuant to the EOBP17 in comparison to the achievement and total payouts to the NEOs pursuant to the EOBP18 set forth above, are set forth in the following table:

EOBP17 Achievement and Total Payouts

NEO	Target Bonus Potential	Target Bonus Achieved	Super Bonus Potential	Super Bonus Achieved	Total Bonus Potential	Total Bonus Achieved / Payout
Samuel M. Sato	$1,010,000	$90,900	$1,010,000	$—	$2,020,000	$90,900
Melissa A. Greenwell	$337,500	$60,750	$337,500	$—	$675,000	$60,750
Edward W. Wilhelm	$397,500	$71,550	$397,500	$—	$795,000	$71,550
John J. Hall	$357,188	$64,294	$357,188	$—	$714,376	$64,294
Albert J. Sutera*	$—	$—	$—	$—	$—	$—
* Mr. Sutera was not an NEO prior to fiscal 2018.
Comparison to EOBP16 Achievement and Total Payouts
Achievements of the NEOs under the EOBP18 were similar to the achievement of the NEOs under the Company’s fiscal 2016 Executive Officer Bonus Program (“EOBP16”). This was based on the level of Company performance in fiscal 2018 compared to performance in fiscal 2016 and the failure of multiple components of the EOBP18 and EOBP16 to be achieved. This demonstrates the Company’s emphasis on pay for performance and the incorporation of that philosophy into the Company’s compensation structure. The specific achievement and total payouts to the NEOs for fiscal 2016 pursuant to the EOBP16 in comparison to the achievement and total payouts to the NEOs pursuant to the EOBP18 set forth directly above, are set forth in the following table.

EOBP16 Achievement and Total Payouts

NEO	Target Bonus Potential	Target Bonus Achieved	Super Bonus Potential	Super Bonus Achieved	Total Bonus Potential	Total Bonus Achieved / Payout
Samuel M. Sato	$635,000	$57,150	$635,000	$—	$1,270,000	$57,150
Melissa A. Greenwell*	$—	$—	$—	$—	$—	$—
Edward W. Wilhelm	$397,500	$35,775	$397,500	$—	$795,000	$35,775
John J. Hall*	$—	$—	$—	$—	$—	$—
Albert J. Sutera*	$—	$—	$—	$—	$—	$—
* Ms. Greenwell and Mr. Hall were not NEOs prior to fiscal 2017, and Mr. Sutera was not an NEO prior to fiscal 2018.
Long-Term Incentive Bonus Program
Components and Award
The Committee continued its Long-Term Incentive Bonus Program for fiscal 2018, which is a three-year cash bonus plan with the first two years (fiscal 2018 and fiscal 2019) comprising the performance period with the bonus award targets based on Finish Line Macy’s total sales growth and Finish Line comparable sales growth, and the third year (fiscal 2020) a vesting year where there are no performance goals (the “LTIB18”).  Under the terms of the LTIB18, there were two separate performance bonus metrics set with a weighting of 50% for each. The bonus awards under LTIB18 are settled in cash. The purpose of the LTIB18, a performance-based, at-risk element of the Company’s compensation program, is to focus executive management on long-term Company performance and strategic financial goals. Each of Finish Line’s NEOs is a participant in, and eligible to receive a bonus under, the LTIB18.
Under the terms of the LTIB18, the Finish Line Macy’s total sales growth component comprises the cumulative total increase, or gain, in Macy’s total sales in fiscal 2018 and 2019. In fiscal 2018, the increase, or gain, in Macy’s total sales over fiscal 2017 comprises the “FY18 Macy’s Total Sales Growth” component. In fiscal 2019, the increase, or gain, in Macy’s total sales over fiscal 2018 comprises the “Macy’s Sales Growth Cumulative Total” component. The “FY18 Macy’s Total Sales Growth” component relates to total cumulative sales gains in fiscal 2018 and 2019, as indicated in the table below:

Year	Goal	Threshold	Target	Maximum
FY18	Macy’s Total Sales Growth	5.5%	9.1%	12.7%
FY19	Macy’s Total Sales Growth	4.9%	8.1%	11.3%
FY20	Vesting Year
Macy’s Sales Growth Cumulative Total		10.4%	17.2%	24.0%
The Finish Line comparable sales growth component comprises the cumulative total increase, or gain, in Finish Line comparable sales in fiscal 2018 and 2019. In fiscal 2018, the increase, or gain, in Finish Line comparable sales over fiscal 2017 comprises the “FY18 Finish Line Comparable Sales Growth” component. In fiscal 2019, the increase, or gain, in Finish Line comparable sales over fiscal 2018 comprises the “FY19 Finish Line Comparable Sales Growth” component. The “Finish Line Comparable Sales Growth Cumulative Total” component relates to the total cumulative sales gains in fiscal 2018 and 2019, as indicated in the table below:

Year	Goal	Threshold	Target	Maximum
FY18	Finish Line Comp Sales Growth	1.3%	2.1%	2.9%
FY19	Finish Line Comp Sales Growth	1.2%	2.0%	2.8%
FY20	Vesting Year
Finish Line Comp Sales Growth Cumulative Total		2.5%	4.1%	5.7%
The first two years of the performance cycle, fiscal 2018 and fiscal 2019, are performance years which rely on the foregoing key company performance goals and continued employment, and the third year, fiscal 2020, is a vesting year and relies on continued employment. To the extent that the targets are fully achieved, subject to the terms of each executive officer’s employment agreement and the executive officers remaining with Finish Line through the end of fiscal 2020, then the target bonus will be paid to each executive officer at the beginning of fiscal 2021. However, notwithstanding the foregoing, in the event of a “change in control” of Finish Line (as defined in The Finish Line, Inc. Amended and Restated 2009 Incentive Plan, as further amended), which includes the previously announced Merger, all outstanding and unvested bonus awards under the LTIB18 will be deemed vested immediately prior to the consummation of the change in control and payable, at target, to the participant upon the change in control. As a result, upon the consummation of the Merger, each of the NEOs will receive an acceleration of their bonus awards, at target, under the LTIB18, which would otherwise have been paid at the beginning of fiscal 2021, had management achieved the performance criteria at target.
Accordingly, at the effective time of the Merger, the following accelerated bonus award amounts under the LTIB18 will be paid, in cash, to the NEOs, as follows: Samuel M. Sato - $250,000; Edward W. Wilhelm - $150,000; Melissa Greenwell - $150,000; John Hall - $150,000; and AJ Sutera - $150,000.
As disclosed in the proxy statements filed with the SEC for the Company’s 2017 Annual Meeting of Shareholders, the Committee established long-term incentive bonus plans for fiscal 2016, fiscal 2017, and fiscal 2018 (“LTIB16”), and fiscal 2017, fiscal 2018 and fiscal 2019 (“LTIB17”), based on a two-year performance cycle and a third vesting year with a specified cash bonus amount payable to each plan participant upon the Company’s achievement of certain financial performance goals over the applicable two-year cycle (both based on achieving a cumulative adjusted operating income goal).
Potential awards under the LTIB16 and LTIB17 were described in the proxy statements filed with the SEC for the Company’s 2016 Annual Meeting of Shareholders and 2017 Annual Meeting of Shareholders, respectively.

Achievement of LTIB16 and LTIB17
With respect to the LTIB16, no incentive bonuses were paid to the NEOs under the plan at the end of fiscal 2018 because the adjusted operating income of at least 50% of the goal was not achieved over the two-year performance period of fiscal 2016 and 2017.
Under the terms of the LTIB17, each of the NEOs is eligible to earn the target bonus amount specified below if the Company achieves the target enterprise adjusted revenue of at least $4,015,000,000, cumulatively, over the performance cycle. The first two years of the performance cycle, fiscal 2017 and fiscal 2018, are performance years which rely on key company performance goals and continued employment, and the third year, fiscal 2019, is a vesting year and relies on continued employment. To the extent that the target is fully achieved, subject to the terms of each NEO’s employment agreement and the NEOs remaining with the Company through the end of fiscal 2019, then the target bonus will be paid to each NEO at the beginning of fiscal 2020. However, notwithstanding the foregoing, under the terms of the LTIB17, in the event of a “change in control” of the Company (as defined in The Finish Line, Inc. Amended and Restated 2009 Incentive Plan, as further amended), which includes the previously announced Merger, all outstanding and unvested bonus awards under the LTIB17 will be deemed vested immediately prior to the consummation of the change in control and payable to the participant upon the change in control. As a result, upon the consummation of the Merger, each of the NEOs of the Company will receive an acceleration of their bonus awards under the LTIB17, which would otherwise have been paid at the beginning of fiscal 2020.

With respect to the LTIB17, Finish Line achieved the enterprise adjusted revenue goal over the two-year performance period of fiscal 2017 and fiscal 2018 at 65% of target. Accordingly, at the effective time of the Merger with JD Sports, the following accelerated bonus award amounts under the LTIB17 will be paid, in cash, to the NEOs, as follows: Samuel M. Sato - $162,500; Edward W. Wilhelm - $97,500; Melissa Greenwell - $97,500; John Hall - $92,083; and AJ Sutera - $97,500.
Stock-Based Awards
The final performance-based and at-risk element of the Company’s compensation program is stock-based awards. The Committee believes that an appropriately balanced, performance-based executive compensation structure must include a sufficient opportunity based on the value of Company equity. In this context, the Committee is of the opinion that Company equity provides an appropriately balanced performance-based and/or at-risk component, giving the executive officer a direct financial stake in the Company, and aligning the executive officer’s efforts with increasing overall Company value to the benefit of all shareholders of the Company. Before establishing the equity component of fiscal 2018 executive officer compensation, the Committee considered data provided by Meridian, including the Meridian Report, and recommendations from Company management. The Committee also considered the executive officer’s prior performance, the importance of retaining the executive officer’s services, and the potential for the executive officer’s performance in helping the Company achieve long-term performance objectives. Annual equity awards are determined at the beginning of the fiscal year, although off-cycle equity awards may be granted at other times during the year in the event of a new hire, promotion, or other special circumstances.
Components
For fiscal 2018, the Committee implemented certain recommendations provided by Meridian, and utilized a formula developed by the Committee in consultation with Meridian by which it could continue to provide a balanced equity component for the Company’s executive officers.  Fiscal 2018 equity allocation for the executive officers was based primarily on the following two factors:

•
The total equity component of an eligible executive officer’s fiscal 2018 annual compensation would be equal to a multiple of base salary, which varied by position based on a number of factors, including job sizing.

•
For each of the executive officers, the equity component for fiscal 2018 was divided as follows: 50% constituted the dollar value of performance-based restricted stock, and 50% constituted the dollar value of time-based restricted stock.

For the fiscal 2018 grants, the Committee awarded restricted stock and stock options pursuant to the terms of the 2009 Incentive Plan. As of the beginning of fiscal 2018, the total number of Company shares that were authorized for issuance under the 2009 Incentive Plan was 10,500,000, with 7,648,965 outstanding shares issued in prior years, and, based on forfeited and unissued shares, 4,499,802 remained available for issuance.
Awards
The Committee proceeded to award the performance-based restricted stock and time-based restricted stock for fiscal 2018 on the date it determined the equity allocation portion for each NEO, which was March 27, 2017.  It is the practice of the

Committee to award and price the annual issuance of equity to the Company’s executive officers within the first three trading days of the trading window that immediately follows the Company’s annual earnings release.
On March 14, 2017, John Hall, Executive Vice President, Divisional President, Chief Merchandising Officer, received a time-based restricted stock award of 19,508 shares of common stock under the 2009 Incentive Plan.  This award was made to Mr. Hall as part of his hire and is included in his employment agreement. The time-based restricted stock awarded will vest in one installment, on March 14, 2020. Pursuant to these provisions, if Mr. Hall suffers a termination of employment prior to March 14, 2020, all unvested restricted shares awarded to him will be forfeited.
All equity awards granted to the NEOs during fiscal 2018 are reflected in the Summary Compensation Table below and the fiscal year 2018 Grants of Plan Based Awards Table below.
Vesting Schedule
The general vesting terms for the restricted stock (time-based) granted in fiscal 2018 provide for a three-year ratable vesting schedule, whereby 33.3% of the restrictions on all such restricted stock grants are scheduled to lapse and the shares granted are schedule to vest on March 27, 2018, 2019, and 2020 (subject to meeting the continued employment requirement described below).  The performance-based restricted stock granted in fiscal 2018 is originally scheduled to vest pursuant to a three-year cliff vesting schedule, whereby 100% of the restrictions on all such restricted stock grants are scheduled to lapse and the shares granted are scheduled to vest on March 27, 2020 (subject to meeting the continued employment requirement described below and achievement of performance goals with respect to performance-based restricted stock). However, as a result of the previously announced Merger, the vesting of various awards will be accelerated upon the closing of the Merger, as discussed above in “Long-Term Incentive Bonus Program.” Generally, if an executive officer’s employment ends prior to vesting for any reason other than, with respect to time-based restricted stock, retirement, death, or disability, all unvested shares of restricted stock are forfeited.  Dividends, if any, are paid on all shares of restricted stock at the same rate as those received by all other shareholders of the Company (however, with respect to performance-based restricted stock, dividends are paid in shares and received only to the extent the performance goals are met).  Executive officers have the right to vote shares of restricted stock (performance-based and time-based).
In addition to continued employment, performance-based restricted stock vesting requires the executive to meet certain pre-established performance goals in order to receive the underlying stock on the vesting date.  These performance goals are based on achieving a certain compounded annual growth rate with respect to adjusted diluted earnings per share and entity-wide sales growth over the performance period. With respect to the time-based restricted stock grants, the executive officer will receive the underlying stock on the applicable vesting date as long as the executive is employed by the Company at all times from the grant date until the vesting date (subject to the executive officer’s employment agreement).
Company restricted stock granted as part of fiscal 2018 annual compensation to NEOs, including vesting schedules, are reflected in the fiscal year 2018 Grants of Plan-Based Awards Table below.
Stock Ownership Guidelines
The Company's Board of Directors (the "Board") believes that the Company’s executive officers and Directors should own and hold Company common stock to further align their interests with the interests of shareholders of the Company and to further promote the Company’s commitment to sound corporate governance.  Therefore, effective March 1, 2011, the Board adopted minimum stock ownership guidelines applicable to all executive officers holding the position of Executive Vice President and higher and all non-employee Directors.  In the event a Director also serves as an executive officer, the Director is subject to the specific executive officer stock ownership guidelines instead of the guidelines which apply specifically to Directors.
For purposes of meeting the guidelines, shares of Company common stock owned directly, shares owned indirectly by a spouse, minor child, domestic partner, or a trust, shares obtained through Company retirement plans and the Company’s Employee Stock Purchase Plan, and time-based restricted stock are included as qualifying shares which count toward the satisfaction of the guidelines.  The Committee is responsible for monitoring and enforcing the guidelines and has the authority to modify the guidelines in its discretion.  The Committee, in its discretion, may waive the guidelines as applied to Directors if compliance would create severe hardship, require a Director to retain stock after vesting which the Director would otherwise sell to pay resulting income tax obligations, require a Director to purchase stock on the open market, or prevent a Director from complying with a court order or settlement agreement.  As applied to executive officers, the Committee may waive the guidelines if compliance would create severe hardship or prevent an executive officer from complying with a court order or settlement agreement.  Following are descriptions of specific provisions of the stock ownership guidelines that apply separately to executive officers and non-employee Directors.

Executive Officer Guidelines
The guidelines require each executive officer to own Company common stock in an amount not less than a multiple of the executive officer’s base salary. The currently applicable multiples are: (i) for the Chief Executive Officer, three times (3x) base salary; and (ii) for each Executive Vice President level officer, one times (1x) base salary. Total stock ownership by each executive officer is calculated as of the first day of each of the Company’s fiscal years based on the base salary then applicable to the individual, and the average per share closing price of the Company’s common stock over the prior fiscal year. The Company’s goal is for each newly-appointed executive officer to achieve the minimum ownership level within five years of first becoming an executive officer. Each executive officer should, during that five year period, meet 1/4 of the stock ownership guidelines at the beginning of each of the second year, third year, fourth year, and fifth year, so that within five years the executive officer meets the full guideline. In the event an executive officer’s base salary increases, the individual will have five years from the time of the increase to meet the stock ownership guidelines with respect to the increase. As of March 4, 2018, all executive officers were in compliance with the minimum ownership level established by the guidelines.
Director Guidelines
The guidelines require each non-employee Director to own Company common stock in an amount not less than three times (3x) the Director’s annual cash retainer, which retainer is currently $60,000. Total stock ownership by each Director is calculated as of the first day of each of the Company’s fiscal years based on the annual cash retainer then applicable to the Director, and the average per share closing price of the Company’s common stock over the prior fiscal year. The Company’s goal is for each newly-elected Director to achieve the minimum ownership level within three years of first becoming a Director. Each Director should, during that three year period, meet 1/2 of the stock ownership guidelines at the beginning of each of the second year and third year, so that within three years the Director meets the full guidelines. In the event a Director’s cash retainer increases, the Director will have three years from the time of the increase to meet the stock ownership guidelines with respect to the increase. As of March 4, 2018, all Directors were in compliance with the minimum ownership level established by the guidelines.
Perquisites
It is the Company’s practice not to provide perquisites to its NEOs other than minimal perquisites to the Chief Executive Officer.  The amounts paid to Mr. Sato for these perquisites are reflected in the column entitled “All Other Compensation” of the Summary Compensation Table below.  In addition, Mr. Sato is entitled to personal usage of the Company aircraft, up to a maximum of twenty five hours per year for personal use.  The amounts attributable to Mr. Sato for that perquisite are reflected in the column entitled “All Other Compensation” of the Summary Compensation Table below.
Employment Agreements
The Company remains a party to Employment Agreements with Mr. Sato, Ms. Greenwell, Mr. Hall, and Mr. Sutera, and an Employment Agreement, as amended, with Mr. Wilhelm. The terms of these Employment Agreements remain generally consistent for each NEO, and obligate the Company to make certain payments to the executive officer in certain termination events (where payment formulas vary by executive officer position, except in the event of a change in control in which the formula is the same). The Company maintains the Employment Agreements as a means of remaining competitive, aligning each such executive officer with shareholder interests when considering strategic alternatives, restricting executive officers from competing in certain situations, and providing income protection in the event of involuntary loss of employment. Information regarding applicable payments to each NEO under such agreements and in certain termination events is provided in the section entitled “Potential Payments in the Event of a Termination or a Change in Control” below.
 Qualified Deferred Compensation
The Company maintains The Finish Line, Inc. Profit Sharing and 401(k) Plan (“401(k) Plan”), which is a defined contribution plan qualified under Sections 401(a) and 401(k) of the Code.  All employees of the Company age 21 and older, including each of the continuing NEOs, are eligible to participate in the 401(k) Plan upon meeting certain qualifications.  Effective January 1, 2012, the Company amended the 401(k) Plan to qualify as a safe harbor plan.
The 401(k) Plan provides that participants may elect to contribute a portion of their compensation to the Plan up to a maximum annual amount of $18,000 per participant. Participants age 50 and over may elect to contribute an additional $6,000 of their compensation annually. The Company matches 100% of employee contributions to the 401(k) Plan on the first three percent of an employee’s wages and then 50% of employee contributions on the next two percent up to five percent of their wages (yielding a maximum four percent annual Company match). Employee contributions and Company matching contributions vest immediately. Matching contributions made by the Company on behalf of the NEOs are reflected in the Summary Compensation Table below.

Participants are permitted to make withdrawals from the 401(k) Plan upon reaching the age of 59½.  Participants are allowed to choose from a variety of investment vehicles in which to invest their 401(k) Plan contributions and, in the absence of a choice by a participant, 401(k) Plan contributions are invested in target date retirement funds. A Roth IRA feature was implemented effective as of June 1, 2014 to allow the 401(k) Plan to permit Roth IRA rollovers and Roth IRA in-plan conversions.
Non-Qualified Deferred Compensation
The Company also maintained The Finish Line, Inc. Non-Qualified Deferred Compensation Plan (“NQDC Plan”). The purpose of the NQDC Plan was to offer executive officers and other key employees of the Company the opportunity to defer additional compensation. The Committee administered the NQDC Plan and determined which individuals were eligible to participate in it. Each NEO of the Company, except for Mr. Hall and Mr. Sutera, had participated in the NQDC Plan.
Under the NQDC Plan, a participant was eligible to defer a percentage of his or her compensation (up to a maximum of 80%) on a pre-tax basis. Participants were entitled to matching Company contributions for deferrals made under the NQDC Plan prior to January 1, 2012. However, effective January 1, 2012, additional Company matching contributions on deferrals are no longer made, including during fiscal 2018.
The Company terminated the NQDC Plan on March 25, 2018. The distribution of the plan assets and participant balances could begin in fiscal 2019 and will be completely paid out no later than March 2019, depending on participant elections. For further information related to the Company’s non-qualified deferred compensation plan, see Note 8, “Retirement Plans and Subsequent Event” to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.
Governing Incentive Plan
On April 23, 2009, the Board approved The Finish Line, Inc. 2009 Incentive Plan, which became effective upon approval by the Company’s shareholders on July 23, 2009. On April 16, 2014, the Board approved the 2009 Incentive Plan (as amended and restated), which became effective upon approval by the Company’s shareholders on July 17, 2014. A further amendment to the plan was adopted by the Board on April 14, 2016 to increase the number of shares available for issuance under the plan by 4,000,000 shares, which was approved by the Company's shareholders on July 14, 2016, as well as amendments to the plan adopted by the Board on June 27, 2016 to explicitly mandate a minimum one year vesting period for awards granted under the 2009 Incentive Plan, and explicitly prohibit the repricing or replacement of options or stock appreciation rights below their original exercise price without shareholder approval. The Company’s previous incentive plan, the 2002 Stock Incentive Plan of The Finish Line, Inc., is no longer available for the grant of awards. The purposes of the 2009 Incentive Plan are to foster and promote the long-term financial success of the Company and to materially increase shareholder value by motivating performance through incentive compensation. The 2009 Incentive Plan is also intended to encourage participant ownership in the Company, attract and retain talent, and enable participants to participate in the long-term growth and financial success of the Company. The Committee administers the 2009 Incentive Plan, but any action that may be taken by the Committee may instead be taken by the full Board. Awards available under the 2009 Incentive Plan include incentive stock options, restricted stock, performance awards, non-qualified stock options, stock appreciation rights, deferred stock, and bonus awards.
Pursuant to the 2009 Incentive Plan, a total of 10,500,000 shares of common stock have been reserved for issuance for awards. Of the 10,500,000 shares reserved, the maximum number of shares which may be used for awards other than stock options or stock appreciation rights is 4,000,000 shares. The maximum number of shares available for issuance under the 2009 Incentive Plan, as well as the exercise or settlement prices of awards, will be adjusted to reflect certain events, such as a stock dividend, stock split, combination of shares, recapitalization, or reorganization. The 2009 Incentive Plan will remain in effect until expiration or earlier termination by the Company or when all shares available for award under the 2009 Incentive Plan have been granted. No incentive stock options may be granted after July 23, 2019. Eligibility to participate in the 2009 Incentive Plan is limited to (i) current and prospective employees of the Company and certain affiliates, (ii) consultants or advisors to the Company and certain affiliates, and (iii) current or prospective non-employee members of the Board of the Company and certain affiliates. The 2009 Incentive Plan also contains a clawback policy, which states that all awards and payments made under the 2009 Incentive Plan are subject to repayment to the Company under any clawback or recoupment policy established by the Board.
During fiscal 2018, 723,194 shares of restricted stock were granted under the 2009 Incentive Plan. As of March 3, 2018, 4,209,135 shares of common stock remained available for issuance pursuant to future awards under the 2009 Incentive Plan.
Cash Bonus Awards to AJ Sutera
On September 1, 2017, the Company granted two cash bonus awards to Mr. Sutera, with the aggregate amount of the potential bonus awards equal to $1,000,000. These cash bonus awards were granted to Mr. Sutera under the 2009 Incentive

Plan. Under the terms of the grants, the bonus awards are both scheduled to cliff vest, with one award cliff vesting on September 1, 2018, and the other award cliff vesting on March 1, 2019. If Mr. Sutera suffers a termination of employment prior to the vesting date, the bonus awards are forfeited. However, notwithstanding the foregoing, the terms of the awards also provide that in the event Mr. Sutera suffers a termination of employment by the Company without cause after the occurrence of a change in control and prior to the respective September 1, 2018 or March 1, 2019 original vesting date, as applicable, then the bonus awards will be treated as additional severance payable under Mr. Sutera’s employment agreement. The Merger with JD Sports will constitute a “change in control” for the purposes of Mr. Sutera’s award.
Tax, Accounting, and Risk Assessment
Tax and Accounting Treatment
To the extent readily determinable, the Committee takes into consideration the accounting and tax treatment of the various aspects of the Company’s executive compensation structure.  The Company’s executive compensation plans are designed so that if the Committee so chooses, certain elements of compensation could be deductible under Section 162(m) of the Code.  Since some types of compensation payments and their deductibility depend upon factors outside of the Committee’s or the Company’s control and because interpretations and changes in the tax laws and other factors beyond the Committee’s control may affect the deductibility of compensation, among other reasons, the Committee will not necessarily limit executive compensation to that which is deductible under applicable provisions of the Code.  The Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and only to the extent consistent with its compensation objectives and strategy.
Section 409A of the Code governs the timing of deferrals and payment under the Company’s NQDC Plan.  The Committee believes that the Company has been operating the NQDC Plan in good faith compliance with Code Section 409A.
Incentive Compensation Clawback Policy
On June 27, 2016, the Committee adopted an Incentive Compensation Clawback Policy setting forth the conditions under which the Company will seek recovery of incentive compensation paid or awarded to current or former executive officers of the Company. The policy provides that where (i) the incentive compensation (or the vesting of an incentive award) paid to an executive officer of the Company was based upon the achievement of financial results, as reported with the SEC, that are subsequently restated due to material noncompliance with securities law financial reporting requirements, (ii) a lower payment would have been made (or lesser or no vesting would have occurred as to any such award) to such executive officer based upon the restated financial results, and (iii) the incentive compensation or the vesting of any award was received or occurred during the 3-year period preceding the date of the restatement, the Company will require the recovery from such executive officer the portion of the incentive compensation paid that is greater than the amount that would have been paid had the financial results been properly reported. The Company may seek direct repayment from the affected executive officer or reduce other compensation owed to such executive officer by an amount equal to the remaining repayment obligation. The Company may also seek to recover gains from the sale of vested shares or shares purchased upon the exercise of options subject to clawback. The Compensation Committee may also cancel outstanding equity awards subject to clawback.
Additionally, pursuant to the 2009 Incentive Policy, all awards and payments made or required to be made, or shares received or required to be issued, are subject to repayment to the Company under the terms of any clawback or other similar policy implemented by the Board from time to time.
Risk Assessment
The Committee has reviewed with Company management the overall design and operation of compensation arrangements for the purpose of determining whether such programs might encourage inappropriate risk-taking that would be reasonably likely to have a material adverse effect on the Company.  Both the Committee and Company management thoroughly evaluated the Company’s compensation plans, programs, and policies and any related risks which would be reasonably likely to have a material adverse effect.  In setting and monitoring executive compensation for the fiscal year, the Committee, during most or all of its quarterly meetings, identified potential risks to the Company as part of its review.  The Committee then evaluated such risks and the possible effect on the Company and subsequently discussed such items on various occasions with the Committee’s outside executive compensation consultant, Meridian, and with Company management.  As part of the Committee’s discussion with Company management, a review of the overall design and operation of executive compensation arrangements and analysis of any programs which might encourage inappropriate risk-taking by the Company were carried out.  In addition, Company management presented to the Committee its own internal assessment of both executive and non-executive compensation, which was developed over a series of management meetings, and potential related risks, and further discussed and evaluated with the Committee the risks identified.  After this evaluation process and a final analysis, the Committee concluded that the Company’s overall compensation plans and its related programs and policies, considered as a whole, did not create, and are not reasonably likely to have, any material adverse effect on the Company.

Throughout fiscal 2018, both the Committee and Company management had controls and processes in place, outside of regularly scheduled meetings, in order to identify and track compensation related issues, including potential risks to the Company, on an ongoing basis.  The Committee and Company management were effectively and readily able to recognize, discuss, and evaluate potential risks at their regular meetings, thus leading the Committee and Company management to be especially cognizant of potential compensation related risks to the Company continuously throughout the year.
Transactions With Related Persons
In accordance with the Company’s Audit Committee Charter, the Audit Committee maintains responsibility for reviewing and approving any transactions with related persons.  Pursuant to the Company’s Related Persons Transaction Policies and Procedures, the Audit Committee reviews the material facts of all interested transactions and either approves or disapproves of the entry into such a transaction in advance.  Interested transactions are those transactions, arrangements, or relationships in which (i) the aggregate amount involved will or may be expected to exceed a pre-established dollar threshold in any calendar year, (ii) the Company is a participant, and (iii) an executive officer, Director, or nominee for election as a Director of the Company, greater than 5% beneficial owner of the Company’s stock, or an immediate family member of any of the foregoing (each, a “related person”) has or will have a direct or indirect material interest.  In determining whether to approve or disapprove an interested transaction, the Committee takes into account, among other factors, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.  The Company did not enter into any material financial transactions with any related person during fiscal 2018.  If any such material interested transaction were contemplated, the terms of the transaction would be reviewed and approved by the Audit Committee prior to the Company entering into such transaction.
 Compensation Committee Interlocks and Insider Participation
Members of the Compensation Committee have no interlocks or insider participation, and no member is or has been a former employee or officer of the Company.
Compensation Committee Report
The Compensation Committee of the Board has reviewed and discussed the foregoing Compensation Discussion and Analysis with Company management and the Board, and based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis above be included in the Company’s Annual Report on Form 10-K for fiscal 2018.
This report is respectfully submitted by the members of the Compensation Committee set forth below:
Catherine A. Langham, Chair
Richard P. Crystal
Faisal Masud

Executive Compensation Tables

Summary Compensation Table for Fiscal 2018

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation ($)	Total ($)
Samuel M. Sato Chief Executive Officer	2018 2017 2016	$1,050,000 $841,667 $635,000	$- $- $-	$2,624,990 $2,200,006 $644,653	$- $1,599,999 $555,625	$- $90,900 $57,150	$131,966(5) $81,680 $48,481	$3,806,956 $4,814,252 $1,940,909
Edward W. Wilhelm Executive Vice President, Chief Financial Officer	2018 2017 2016	$530,000 $530,000 $530,000	$- $- $-	$529,998 $565,010 $265,003	$- $264,999 $265,001	$56,843 $71,550 $35,775	$37,866(6) $31,558 $26,663	$1,154,697 $1,463,117 $1,122,442
John J. Hall Executive Vice President, Divisional President, Chief Merchandising Officer	2018 2017	$635,000 $476,250	$- $200,000	$952,489 $317,506	$- $635,000	$68,104 $64,294	$26,405(7) $284,237	$1,681,998 $1,977,287
Melissa A. Greenwell Executive Vice President, Chief Operating Officer	2018 2017	$450,000 $450,000	$- $-	$450,008 $404,994	$- $494,998	$48,263 $60,750	$27,425(8) $22,992	$975,696 $1,433,734
Albert J. Sutera Executive Vice President, Chief Information Technology Officer	2018	$425,000	$-	$425,006	$-	$45,581	$25,798(9)	$921,385

(1)
Amounts in this column represent the aggregate grant date fair value of each award computed in accordance with Accounting Standards Codification (“ASC”) Topic 718, and with respect to restricted stock awards subject to performance conditions, the included amount is based upon the probable outcome of the performance conditions at target as of the grant date. If the conditions for the highest level of performance are achieved, the values of the performance-based awards for fiscal 2018, fiscal 2017, and fiscal 2016, as applicable, at the grant dates would be as follows: Mr. Sato (2018 - $2,624,990; 2017 - $1,199,998; 2016 - $666,772); Mr. Wilhelm (2018 - $529,998; 2017 - $318,018; 2016 - $318,013); Mr. Hall (2018 - $634,996); Ms. Greenwell (2018 - $450,008; 2017 - $269,983); and Mr. Sutera (2018 - $425,006). Performance-based restricted stock awards granted in fiscal 2016 did not meet the performance threshold, so no shares vested on March 30, 2018, resulting in a zero value for all executives. For the assumptions made in the valuation of these stock awards, see Notes 1 and 8 in Item 8 of this Annual Report on Form 10-K.

(2)
Stock granted to the NEOs as part of their fiscal 2018 annual compensation was granted on March 27, 2017 pursuant to the shareholder approved 2009 Incentive Plan adopted by the Company’s shareholders on July 23, 2009, as amended and restated. The aggregate value of the stock granted has been calculated to be equal to the average of the high and low price of the Company’s common stock on the grant date of March 27, 2017, or $13.09 per share. For fiscal 2018, 50% of the value of the awards in this column is attributed to performance-based restricted stock awards and 50% is attributed to time-based restricted stock awards. Additionally, in connection with his hiring, Mr. Hall received a one-time grant of time-based restricted stock on March 14, 2017 in the amount of 19,508 shares, and the aggregate values of that award has been calculated to equal the average of the high and low price of the Company’s common stock on the grant date, which was $16.275 per share. See “Stock-Based Awards - Awards” above. For specific information related to the types of restricted stock awards made in fiscal 2018 (i.e., performance-based restricted stock and time-based restricted stock), see “Executive Compensation - Compensation Discussion and Analysis - Stock-Based Awards.”

(3)
Amounts in this column represent the aggregate grant date fair value of each award computed in accordance with ASC Topic 718. For the assumptions made in the valuation of these option awards, see Notes 1 and 8 in Item 8 of this Annual Report on Form 10-K. Options are for the purchase of shares of common stock. Option awards were not granted to any NEO during fiscal 2018.

(4)
Non-equity incentive plan compensation is listed for the fiscal year in which such compensation was earned. Payments of such compensation were made to the NEO in the succeeding fiscal year. For the specific amounts corresponding to each NEO’s non-equity incentive plan compensation for fiscal 2018, see “Executive Compensation - Compensation Discussion and Analysis - Performance-Based and At-Risk Incentive Compensation,” “- Executive Officer Bonus Program,” and “- Long-Term Incentive Bonus Program” above.

(5)
This amount reflects the Company’s payment for Mr. Sato’s executive long-term disability insurance premiums of $4,033, the Company’s contribution to Mr. Sato’s 401(k) Plan account in the amount of $12,800, taxable cell phone reimbursement of $52, the Company’s payment for Mr. Sato’s personal use of corporate aircraft in the amount of $29,099, and cash dividends paid on Mr. Sato’s unvested time-based restricted stock in the amount of $85,982.

(6)
This amount reflects the Company’s payment for Mr. Wilhelm’s executive long-term disability insurance premium of $4,912, the Company’s contribution to Mr. Wilhelm’s 401(k) Plan account in the amount of $11,615, taxable cell phone reimbursement of $52, and cash dividends paid on Mr. Wilhelm’s unvested time-based restricted stock in the amount of $21,287.

(7)
This amount reflects the Company’s payment for the Company’s contribution to Mr. Hall’s 401(k) Plan account in the amount of $6,839, and cash dividends paid on Mr. Hall’s unvested time-based restricted stock in the amount of $19,566.

(8)
This amount reflects the Company’s payment for Ms. Greenwell’s executive long-term disability insurance premium of $3,618, the Company’s contribution to Ms. Greenwell’s 401(k) Plan account in the amount of $11,492, taxable cell phone reimbursement of $52, and cash dividends paid on Ms. Greenwell’s unvested time-based restricted stock in the amount of $12,263.

(9)
This amount reflects the Company’s payment for Mr. Sutera’s executive long-term disability insurance premium of $4,370, the Company’s contribution to Mr. Sutera’s 401(k) Plan account in the amount of $14,244, and cash dividends paid on Mr. Sutera’s unvested time-based restricted stock in the amount of $7,184.

Fiscal Year 2018 Grants of Plan-Based Awards Table

Name	Grant Date	Date of Committee Action	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)(2)	Target (#)(2)	Maximum (#)(2)	All Other Stock Awards: Number of Shares of Stock of Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
Samuel M. Sato	3/13/2017 3/27/2017 3/27/2017 4/18/2017 4/18/2017 6/12/2017 9/11/2017 12/11/2017	3/23/2017 3/23/2017 4/12/2017 4/12/2017	$125,000(1)	$250,000(1) $1,260,000(6)	$500,000(1) $2,520,000(7)	25,067	363(5) 100,267 1,123(5) 1,500(5) 1,598(5)	200,534	100,267	$6,222 $1,312,495 $1,312,495 $15,879 $16,005 $16,172
Edward W. Wilhelm	3/13/2017 3/27/2017 3/27/2017 4/18/2017 4/18/2017 6/12/2017 9/11/2017 12/11/2017	3/23/2017 3/23/2017 4/12/2017 4/12/2017	$75,000(1)	$150,000(1) $397,500(8)	$300,000(1) $795,000(9)	5,061	124(5) 20,244 272(5) 362(5) 387(5)	40,488	20,244	$2,125 $264,994 $264,994 $3,846 $3,863 $3,916
John J. Hall	3/14/2017 3/27/2017 3/27/2017 4/18/2017 4/18/2017 6/12/2017 9/11/2017 12/11/2017	3/23/2017 3/23/2017 4/12/2017 4/12/2017	$75,000(1)	$150,000(1) $476,250(10)	$300,000(1) $952,500(11)	6,064	24,255 189(5) 252(5) 268(5)	48,510	19,508 24,255	$317,493 $317,498 $317,498 $2,672 $2,689 $2,712
Melissa A. Greenwell	3/13/2017 3/27/2017 3/27/2017 4/18/2017 4/18/2017 6/12/2017 9/11/2017 12/11/2017	3/23/2017 3/23/2017 4/12/2017 4/12/2017	$75,000(1)	$150,000(1) $337,500(14)	$300,000(1) $675,000(15)	4,297	91(5) 17,189 217(5) 290(5) 308(5)	34,378	17,189	$1,560 $225,004 $225,004 $3,068 $3,094 $3,117
Albert J. Sutera	3/13/2017 3/27/2017 3/27/2017 4/18/2017 4/18/2017 6/12/2017 9/11/2017 12/11/2017	3/23/2017 3/23/2017 4/12/2017 4/12/2017	$75,000(1)	$150,000(1) $318,500(12)	$300,000(1) $637,500(13)	4,059	41(5) 16,234 175(5) 235(5) 250(5)	32,234	16,234	$703 $212,503 $212,503 $2,475 $2,507 $2,530

(1)
Reflects performance-based, long-term cash opportunity for each NEO under the LTIB18. The performance features are Finish Line Macy’s total sales growth and Finish Line comparable sales growth weighted at 50% each over two fiscal years, fiscal 2018 and fiscal 2019, with fiscal 2020 serving as a vesting year. The amounts, as displayed in the table above, will be paid if the following performance levels are achieved over the performance period:

Finish Line Macy’s Total Sales Growth Cumulative Total Component.  The fiscal 2018 and 2019 Finish Line Macy’s Total Sales Growth Cumulative Total is based on a total sales growth measure. The cumulative total (fiscal 2018 and fiscal 2019) is less than 10.4% for 0% achievement, 17.2% for target achievement, and 24.0% for maximum achievement.

Finish Line Comp Sales Cumulative Total Component.  The fiscal 2018 and 2019 Finish Line Comparable Sales Growth Cumulative Total is based on a total comp sales growth measure. The cumulative total (fiscal 2018 and fiscal 2019) is less than 2.5% for 0% achievement, 4.1% for target achievement, and 5.7% for maximum achievement.

If the stated goals are achieved, the amount reflected in this column would not be payable until the beginning of fiscal 2021.

(2)
Reflects performance-based restricted stock granted for each NEO. The performance features are compound annual growth rate (“CAGR”) with respect to an adjusted diluted earnings per share (“EPS”), weighted at 50% and consolidated enterprise sales growth, weighted at 50% over three years (fiscal 2018, 2019, and 2020 - the “Performance Period”). The amounts, as displayed in the table above, will vest if the following performance levels are achieved over the Performance Period:
CAGR with respect to Adjusted EPS. The number of share as displayed in the table above multiplied by 50% will be provided if the CAGR performance with respect to adjusted EPS is achieved over the Performance Period. The threshold numbers of shares, equivalent to 12.5% of the target shares, will be provided if CAGR with respect to adjusted EPS achievement of 50% of target is achieved over the Performance Period. The maximum number of shares, equivalent to 100% of the target shares, will be provided if CAGR with respect to adjusted EPS achievement of 150% of target is achieved over the Performance Period.
Consolidated Enterprise Sales Growth. The number of shares displayed in the table above multiplied by 50% will be provided if the consolidated enterprise sales growth is achieved over the Performance Period. The threshold number of shares, equivalent to 12.5% of the target shares, will be provided if the consolidated enterprise sales growth achievement of 97.6% of target is achieved over the Performance Period. The maximum number of shares, equivalent to 100% of the target shares, will be provided if the consolidated enterprise sales growth achievement of 101.9% of target is achieved over the Performance Period.
For a description of the vesting provisions applicable to these awards, see “Executive Compensation - Compensation Discussion and Analysis - Stock-Based Awards,” which is incorporated by reference herein.

(3)
With the exception of the one-time equity awards on March 14, 2017 Mr. Hall, the number of stock awards granted to the NEOs for fiscal 2018 disclosed in this column was based on a formula whereby the total equity component of an eligible executive officer’s fiscal 2018 annual compensation was calculated by using a multiple of such executive officer’s new fiscal year (fiscal 2018) annual base salary, and this amount was then divided as follows: 50% constituted the dollar value of performance-based restricted stock, and 50% constituted the dollar value of time-based restricted stock, to such executive officer for fiscal 2018. For a description of the one-time equity awards made to Mr. Sato, Mr. Sutera, Ms. Greenwell, Mr. Wilhelm, Mr. Hall, see “Stock-Based Awards - Awards” above, which is incorporated by reference herein.

(4)
The amount reflected in this column shows the grant date fair value of restricted stock computed in accordance with ASC Topic 718. For restricted stock awards, the grant date fair value was calculated by multiplying the average of the high and low sales prices of the Company’s common stock as quoted on the NASDAQ Global Select Market on the grant date. This value, which represents the grant date fair value, assumes that 100% of the underlying shares vest. In the future, the actual value of the underlying shares could be materially different if the shares do not vest or if the stock price increases or decreases. For performance-based restricted stock, the amount reflects the value at the grant date based upon the probable outcome of the relevant performance conditions at target. This amount is consistent with the estimate of aggregate compensation costs to be recognized over the service period determined as of the grant date under ASC Topic 718, excluding the effect of any estimated forfeitures. For dividends earned on performance-based restricted stock, the grant date fair value was calculated by multiplying the number of shares earned by the closing market price of the Company’s common stock on each quarterly dividend record date.

(5)	Dividends earned on performance-based restricted stock will vest at the same time as the underlying common stock.
(6)
Reflects the target amount payable to Mr. Sato under the Company’s EOBP18. Estimated target EOBP18 payment amounts are based on a percentage of each NEO’s base salary. For Mr. Sato, the target percentage was 120% of his base salary. Amounts actually paid under this program to Mr. Sato for fiscal 2018 are reflected in the Summary Compensation Table under the column heading “Non-Equity Incentive Plan Compensation.”

(7)
Reflects the maximum amount payable to Mr. Sato under the Company’s EOBP17. For Mr. Sato, the maximum bonus potential under the EOBP18 was 240% of his base salary. Amounts actually paid under this program to Mr. Sato for fiscal 2018 are reflected in the Summary Compensation Table under the column heading “Non-Equity Incentive Plan Compensation.”

(8)
Reflects the target amount payable to Mr. Wilhelm under the EOBP18. For Mr. Wilhelm, the target percentage under the EOBP18 was 75% of his base salary. Amounts actually paid under this program to Mr. Wilhelm for fiscal 2018 are reflected in the Summary Compensation Table under the column heading “Non-Equity Incentive Plan Compensation.”

(9)
Reflects the maximum amount payable to Mr. Wilhelm under the Company’s EOBP18. For Mr. Wilhelm, the maximum bonus potential under the EOBP18 was 150% of his base salary. Amounts actually paid under this program to Mr. Wilhelm for fiscal 2018 are reflected in the Summary Compensation Table under the column heading “Non-Equity Incentive Plan Compensation.”

(10)
Reflects the target amount payable to Mr. Hall under the EOBP18. For Mr. Hall, the target percentage under the EOBP18 was 75% of his base salary. Amounts actually paid under this program to Mr. Hall for fiscal 2018 are reflected in the Summary Compensation Table under the column heading “Non-Equity Incentive Plan Compensation.”

(11)
Reflects the maximum amount payable to Mr. Hall under the EOBP18. For Mr. Hall, the maximum bonus potential under the EOBP18 was 150% of his base salary. Amounts actually paid under this program to Mr. Hall for fiscal 2018 are reflected in the Summary Compensation Table under the column heading “Non-Equity Incentive Plan Compensation.”

(12)
Reflects the target amount payable to Mr. Sutera under the EOBP18. For Mr. Sutera, the target percentage under the EOBP18 was 75% of his base salary. Amounts actually paid under this program to Mr. Sutera for fiscal 2018 are reflected in the Summary Compensation Table under the column heading “Non-Equity Incentive Plan Compensation.”

(13)
Reflects the maximum amount payable to Mr. Sutera under the EOBP18. For Mr. Sutera, the maximum bonus potential under the EOBP18 was 150% of his base salary. Amounts actually paid under this program to Mr. Sutera for fiscal 2018 are reflected in the Summary Compensation Table under the column heading “Non-Equity Incentive Plan Compensation.”

(14)
Reflects the target amount payable to Ms. Greenwell under the EOBP18. For Ms. Greenwell, the target percentage under the EOBP18 was 75% of her base salary. Amounts actually paid under this program to Ms. Greenwell for fiscal 2018 are reflected in the Summary Compensation Table under the column heading “Non-Equity Incentive Plan Compensation.”

(15)
Reflects the maximum amount payable to Ms. Greenwell under the EOBP18. For Ms. Greenwell, the maximum bonus potential under the EOBP18 was 150% of her base salary. Amounts actually paid under this program to Ms. Greenwell for fiscal 2018 are reflected in the Summary Compensation Table under the column heading “Non-Equity Incentive Plan Compensation.”

We refer you to the “Executive Compensation - Compensation Discussion and Analysis” and “Potential Payments in the Event of Termination or a Change of Control” sections of this Annual Report on Form 10-K, as well as the corresponding footnotes to the foregoing tables, which are incorporated by reference herein, for other material factors necessary for an understanding of the compensation detailed in the above two tables.

Outstanding Equity Awards at Fiscal 2018 Year-End Table

Name	Number of Exercisable Securities Underlying Unexercised Options (#)	Number of Unexercisable Securities Underlying Unexercised Options (#)(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(2)
Samuel M. Sato	16,038 10,000 31,438 44,423 25,488 39,082 25,371 67,416 19,960	- - - - - 26,056 59,199 67,415(10) 199,641	$18.895 $18.895 $20.870 $19.400 $21.530 $27.255 $24.440 $21.085 $20.475	3/28/2021 3/28/2021 4/2/2022 4/1/2023 8/20/2023 4/1/2024 3/30/2025 2/28/2026 3/28/2026	32,724(9) 9,094(14) 19,536(3) 100,267(4)	$339,021 $94,214 $202,393 $1,038,766	13,641(15) 29,304(6) 100,267(7) 5,348(8)	$141,321 $303,589 $1,038,766 $55,405
Edward W. Wilhelm	24,350 25,750 25,369 27,743 3,583 13,951 18,288 12,100 5,289	- - - - - - 12,193 28,235 47,605	$13.105 $18.895 $20.870 $19.400 $22.095 $21.530 $27.255 $24.440 $20.475	3/11/2020 3/28/2021 4/2/2022 4/1/2023 7/9/2023 8/20/2023 4/1/2024 3/30/2025 3/28/2026	4,337(14) 5,177(3) 7,622(11) 20,244(4)	$44,931 $53,634 $78,964 $209,728	6,506(15) 7,766(6) 20,244(7) 1,432(8)	$67,402 $80,456 $209,728 $14,856
John J. Hall	78,202	78,202(13)	$17.040	6/14/2026	9,316(12) 24,255(4) 19,508(5)	$96,514 $251,282 $202,103	24,255(7) 709(8)	$251,282 $7,345
Albert J. Sutera	4,241	38,174	$20.475	3/28/2026	4,151(3) 16,234(4)	$43,004 $168,184	6,227(6) 16,234(7) 788(8)	$64,512 $168,184 $8,164
Melissa A. Greenwell	4,518 8,473 10,100 3,653 328 10,902 1,800 7,077 60,674 4,491	- - - - - 7,269 1,200 16,515 - 40,419	$21.400 $20.870 $19.400 $21.235 $21.945 $27.255 $27.255 $24.440 $18.335 $20.475	4/27/2021 4/2/2022 4/1/2023 6/11/2023 8/13/2023 4/1/2024 4/1/2024 3/30/2025 2/28/2026 3/28/2026	2,537(14) 4,936(3) 17,187(4)	$26,283 $45,543 $178,078	3,805(15) 6,593(6) 17,189(7) 1,096(8)	$39,420 $68,303 $178,078 $11,355

(1)
Generally, options outstanding will be exercisable at a price equal to the average of the high and low price on the date of grant and, unless otherwise indicated, vest on a tiered schedule over a four-year period, as follows: 10% after one year, 20% after two years, 30% after three years, and the remaining 40% after four years. All options expire 10 years from the date of grant.

(2)
The values represented in this column have been calculated by multiplying $10.36 (the closing price of the Company’s common stock on the last trading day of fiscal 2018, which was March 2, 2018) by the number of shares of stock.

(3)	Shares of restricted stock granted on March 28, 2016 have a three-year cliff-vesting schedule based on continued employment and vest on March 28, 2019.
(4)	Shares of restricted stock granted on March 27, 2017 vest ratably over a three year period as follows; 33.3% after one year, 33.3% after two years, and the remaining shares after three years.
(5)	Shares of restricted stock granted on March 14, 2017 have a three-year cliff vest on March 14, 2020.
(6)
Shares of restricted stock granted on March 28, 2016 have a three-year vesting schedule based on continued employment and performance. The performance feature is CAGR with respect to the Company’s adjusted diluted earnings per share over the three-year performance period.

(7)
Shares of restricted stock granted on March 27, 2017 have a three-year vesting schedule based on continued employment and performance. The performance feature is CAGR with respect to the Company’s adjusted diluted earnings per share over the three-year performance period.

(8)	Dividends earned on performance-based restricted stock will vest at the same time as the underlying common stock.

(9)
Represents shares of time-vested restricted stock granted to Mr. Sato under the 2009 Incentive Plan as part of his promotion to CEO. The grant date of the award was February 29, 2016. The shares have a tiered schedule over a three-year period, as follows: 50% on March 1, 2018 and 50% on March 1, 2019.

(10)
Represents the number options granted to Mr. Sato under the 2009 Incentive Plan as part of his promotion to CEO. The grant date of the award was February 29, 2016. The options have a tiered schedule over a three-year period, as follows: 50% on March 1, 2018 and 50% on March 1, 2019.

(11)
Represents shares of time-vested restricted stock granted to Mr. Wilhelm under the 2009 Incentive Plan. The grant date of the award was May 2, 2016. The shares have a tiered schedule over a two-year period, as follows: 50% on May 1, 2017 and 50% on May 1, 2018.

(12)
Represents shares of time-vested restricted stock granted to Mr. Hall under the 2009 Incentive Plan. The grant date of the award was June 14, 2016. The shares were part of Mr. Hall’s employment terms and have a tiered schedule over a two-year period, as follows: 50% on May 15, 2017 and 50% on May 15, 2018.

(13)
Represents the number of options granted to Mr. Hall under the 2009 Incentive Plan. The grant date of the award was June 14, 2016. The options were part of Mr. Hall’s employment terms and have a tiered schedule over a two-year period, as follows: 50% on May 15, 2017 and 50% on May 15, 2018.

(14)	Shares of restricted stock granted on March 30, 2015 have a three-year cliff-vesting schedule based on continued employment and vest on March 30, 2018.
(15)
Shares of restricted stock granted on March 30, 2015 have a three-year vesting schedule based on continued employment and performance. The performance feature is CAGR with respect to the Company’s adjusted diluted earnings per share over the three-year performance period.

Fiscal Year 2018 Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Samuel M. Sato	—	—	73,618	$730,036(1)
Edward W. Wilhelm	—	—	29,406	$325,574(2)
John J. Hall	—	—	9,317	$132,488(3)
Albert J. Sutera	—	—	—	—
Melissa A. Greenwell	—	—	17,459	$239,577(4)

(1)
Computed by multiplying the number of shares of stock by the average of the high and low prices of the Company’s common stock on the vesting dates, April 1, 2017 (which was $14.25), August 31, 2017 (which was $8.28), and March 1, 2018 (which was $10.33).

(2)
Computed by multiplying the number of shares of stock by the average of the high and low prices of the Company’s common stock on the vesting dates, April 1, 2017 (which was $14.25), May 1, 2017 (which was $15.69) and August 31, 2017 (which was $8.28).

(3)	Computed by multiplying the number of shares of stock by the average of the high and low prices of the Company’s common stock on the vesting date, June 14, 2017 (which was $14.22).
(4)
Computed by multiplying the number of shares of stock by the average of the high and low prices of the Company’s common stock on the vesting dates, March 1, 2017 (which was $16.30), April 1, 2017 (which was $14.25), and April 1, 2018 (which was $10.33).

Pension Benefits
None of the Company's NEOs participated in any Company defined benefit pension plans or supplemental executive retirement plans during or as of the end of fiscal 2018.

Fiscal Year 2018 Non-Qualified Deferred Compensation Table

Name(1)	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Samuel M. Sato	—	—	$8,137	—	$69,307
Edward W. Wilhelm	—	—	$5,453	$196,186	$328,352
John J. Hall	—	—	—	—	—
Melissa A. Greenwell	—	—	$1,893	—	$16,725
Albert J. Sutera	—	—	—	—	—

(1)	No NEO participated in the NQDC Plan during fiscal 2018.
(2)	No above-market or preferential earnings are paid on deferred compensation pursuant to the Company’s NQDC Plan.
(3)
Represents the balance of the NEO’s account under the NQDC Plan as of March 3, 2018. The full amounts of the reported aggregate balances for the respective NEOs, less the amounts reported in the contributions and earnings columns above with respect to fiscal 2018, were reflected in prior years’ Summary Compensation Tables.

We refer you to the “Executive Compensation - Compensation Discussion and Analysis - Non-Qualified Deferred Compensation” section of this Annual Report on Form 10-K, which is incorporated by reference herein, for other material factors necessary for an understanding of the NQDC Plan.
Potential Payments in the Event of Termination or a Change in Control
The Company is a party to employment agreements with the following NEOs: Samuel M. Sato, the Company’s Chief Executive Officer; Melissa A. Greenwell, the Company’s Executive Vice President, Chief Operating Officer; Edward W. Wilhelm, the Company’s Executive Vice President, Chief Financial Officer; Albert J. Sutera, the Company’s Executive Vice President, Chief Information Technology Officer; and John J. Hall, the Company’s Executive Vice President, Divisional President, Chief Merchandising Officer.
Payments Under Employment Agreements
Under the above-referenced employment agreements, each of the continuing NEOs (except as otherwise indicated) will be entitled to certain payment provisions if they are terminated under any of the following circumstances:

•	Without Cause by the Company or resignation by the executive officer for Good Reason 30 days before or two years after a Change in Control;

•	Without Cause by the Company at the end of the employment term upon the Company’s non-renewal of the agreement;

•	Resignation by the executive officer (except with respect to Mr. Sato under his employment agreement) without Good Reason following a Change in Control;

•	Without Cause by the Company or resignation by the executive officer for Good Reason other than during a Change in Control;

•	For Cause by the Company or resignation by the executive officer without Good Reason; or

•	The Disability or death of the executive officer.

For purposes of the employment agreements with Mr. Sato, Ms. Greenwell, Mr. Hall, and Mr. Sutera, “cause” means: (a) the willful and continued failure by the executive to perform his or her material duties with respect to Finish Line or its affiliates for a period of more than 30 days; (b) the willful or intentional engaging by the executive in conduct that causes material injury, monetarily or otherwise, to Finish Line including, without limitation, breach of fiduciary duty, fraud, misappropriation, embezzlement or theft; (c) the executive’s conviction for, or a plea of nolo contendere to, the commission of a felony or any other crime involving moral turpitude; or (d) the executive’s breach of the employment agreement after notice from Finish Line and failure of the executive to cure within 10 days after receipt of notice from Finish Line.
For purposes of the employment agreement with Mr. Wilhelm, “cause” means: (a) the willful and continued failure by Mr. Wilhelm to perform his material duties with respect to Finish Line or its affiliates for a period of more than 30 days; (b) the willful or intentional engaging by Mr. Wilhelm in conduct within the scope of his employment that causes material and demonstrable injury, monetarily or otherwise, to Finish Line including, without limitation, embezzlement or theft; (c) Mr. Wilhelm’s conviction for, or a plea of nolo contendere to, the commission of a felony involving moral turpitude; or (d) a material breach of Mr. Wilhelm’s covenants set forth in his employment agreement regarding non-competition, non-solicitation, confidentiality, and intellectual property that causes a material and demonstrable injury, monetarily or otherwise, to Finish Line.

For purposes of the employment agreements with Mr. Sato, Ms. Greenwell, Mr. Hall, and Mr. Sutera, “good reason” means: (a) any material diminution in the base salary (except for across the board reductions for all similarly situated executives of Finish Line); (b) a material change in the geographic location of which the executive must perform the services under the employment agreement; (c) a material breach by Finish Line of the employment agreement; or (d) if such termination of employment occurs within 30 days prior to two years following a “change in control” (as defined in the employment agreement), a material diminution in the executive’s authority, duties or responsibilities. For an executive to have the right to resign for good reason, all of the following must timely occur: (x) the executive must provide Finish Line with notice of the occurrence of any of the good reason events within the 90 day period immediately following the first occurrence of such event and such notice must describe in detail the good reason event and the proposed cure to such event, (y) Finish Line must fail to cure such event within a period of 30 days from the date of receipt of such notice, and (z) the notice of termination is delivered by the executive to Finish Line within 90 days following the day on which the 30 day period set forth in the preceding clause (y) expires.

For purposes of the employment agreement with Mr. Wilhelm, “good reason” means: (a) any reduction in the base salary or Mr. Wilhelm’s annual bonus opportunity (except for across the board reductions for all similarly situated executives of Finish Line); (b) a transfer of Mr. Wilhelm’s primary workplace by more than 35 miles from its location as of the effective date of the employment agreement; (c) a material breach by Finish Line of the employment agreement; or (d) if such termination of employment occurs within 30 days prior to or 2 years following a “change in control” (as defined in the employment agreement), any of (1) a substantial reduction in Mr. Wilhelm’s authority, duties or responsibilities, or (2) the assignment of any duties or responsibilities inconsistent with Mr. Wilhelm’s position with Finish Line; provided, however, that, in each case, “good reason” will cease to exist for an event to the extent that (x) Mr. Wilhelm will have consented, in advance, to such event, (y) 90 days will have elapsed following the initial existence of such event without Finish Line receiving notice of good reason for such event, or (z) Mr. Wilhelm has provided Finish Line with a notice specifying the event within 90 days of the initial existence of such event and Finish Line has failed to remedy the event within 30 days after receipt of such notice from Mr. Wilhelm.
Termination of an Executive Officer 30 Days Before and Through Two Years After a Change In Control

Each of the employment agreements with Finish Line’s executive officers provide that if the executive officer is terminated by Finish Line without “cause” (other than by reason of disability or death) or resigns for “good reason,” in either case, during the period that begins 30 days prior to a change in control and ends two years following a change in control, then such executive officer will be entitled to receive benefits equal to: (1) such employee benefits, if any, as to which the executive officer may be entitled under Finish Line’s employee benefit plans according to their terms, (2) any earned but unpaid base salary through the date of termination , (3) any earned but unpaid annual performance bonus for the fiscal year preceding the fiscal year of termination, (4) reimbursement for any unreimbursed business expenses properly incurred prior to the date of termination, (5) a lump sum payment equal to 2.5 times the sum of (i) the executive officer’s base salary, (ii) his or her annual target bonus for the year of termination, and (iii) the value of any other bonus the executive officer could have earned during the year of termination pursuant to Finish Line’s then existing bonus programs, and (6) health insurance benefits for the executive officer and his or her dependents for two years.

The employment agreement for Mr. Wilhelm also provides that if he resigns without “good reason” during the 30-day period that begins on the first anniversary of a change in control, he shall be entitled to receive such employee benefits, if any, described in subsections (1) through (4) of the previous paragraph and a lump sum payment equal to his annual base salary. Mr. Sato’s, Ms. Greenwell’s, Mr. Sutera’s, and Mr. Hall’s employment agreements do not contain such a corresponding provision.

Mr. Wilhelm’s employment agreement also provides that to the extent any of the payments under the employment agreement becomes subject to an excise tax imposed by Section 4999 of the Code, then Mr. Wilhelm would receive an additional gross-up payment to indemnify him for the effect of such a tax. The employment agreements of Mr. Sato,

Ms. Greenwell, Mr. Hall, and Mr. Sutera all contain a modified cut-back provision. The modified cut-back provisions provide that if any payment or benefit to an executive officer is subject to the excise tax imposed by Sections 4999 or 280G of the Code, then the payments contingent on a change in control due to the officer under the executive’s employment agreement will either (1) be reduced so that the present value of the payments is less than the amount that would cause the executive to incur an excise tax under Sections 4999 or 280G of the Code, or (2) be paid in full, taking into account any applicable excise or income taxes, whichever produces the better net-after-tax result for the executive officer. None of the employment agreements for Mr. Sato, Ms. Greenwell, Mr. Hall, or Mr. Sutera provide for any gross up payments in any event.
The amounts shown in the charts below do not include payments and benefits that are provided on a non-discriminatory basis to salaried employees generally upon termination of employment, including accrued salary, vacation pay, 401(k) Plan distributions, and welfare benefits provided to all employees (other than the continuation of health insurance benefits, which is set forth in the charts below). The chart below illustrates the potential payments that each continuing NEO would have been entitled to if he or she was terminated by the Company without Cause or such executive officer resigned for Good Reason with respect to a Change in Control on March 3, 2018.

NEO	Lump Sum Cash Payment (Base + Target Bonus x 2.5)(1)	Health Insurance Benefits for Two Years(2)	Tax Gross Up(3)
Samuel M. Sato	$6,400,000	$32,404	—
Melissa A. Greenwell	$2,343,750	$23,789	—
Edward W. Wilhelm	$2,693,750	$32,404	—
Albert J. Sutera	$2,234,375	$32,404	—
John J. Hall	$3,153,125	$32,404	—

(1)
This amount is calculated by adding the NEO’s annual base salary, plus the executive’s target annual bonus, plus the value of any other bonus the NEO could have earned during the year, and multiplying it by 2.5.

(2)	Unless otherwise indicated, the estimated value of health insurance is based on the health insurance coverage the Company carried for each NEO on March 3, 2018.
(3)
Mr. Wilhelm’s employment agreement provides that the Company will pay a gross up payment in the event that amounts paid under the agreement become subject to an excise tax imposed by Section 4999 of the Code. The amount of an applicable tax gross up payment would be such that, after deduction of any excise tax on the covered payment, the net amount retained by Mr. Wilhelm would be equal to the covered amount. Each of the employment agreements of Mr. Sato, Ms. Greenwell, Mr. Sutera, and Mr. Hall do not provide for gross up payments to them in any event.

Termination of an Executive Officer Without Cause Upon Non-Renewal of Agreement
If an executive officer is terminated by the Company without Cause at the end of his or her employment term in connection with the Company providing the executive officer with a notice of non-renewal of his or her agreement, then each such executive officer will be entitled to receive the following benefits: (1) such employee benefits, if any, as to which the executive officer may be entitled under the Company’s employee benefit plans according to their terms, (2) a lump sum payment equal to the executive officer’s base salary, (3) health insurance benefits for each executive officer and his or her dependents for one year, and (4) if the executive officer was eligible to receive a cash bonus for the fiscal year during which his or her employment was terminated, an amount equal to a prorated portion (based upon actual performance and the number of days during such fiscal year the executive officer was employed) of the annual bonus and any other bonus the executive officer would have received during such fiscal year had he or she remained employed through the entire fiscal year.
The following chart illustrates the potential payments that each executive officer would have been entitled to if the Company did not renew the executive officer’s agreement and the executive officer was terminated by the Company without Cause on March 3, 2018:

NEO	Lump Sum Cash Payment Equal to Base Salary(1)	Health Insurance Benefits for One Year(2)	Bonus Amount(3)
Samuel M. Sato	$1,050,000	$16,202	$—
Melissa A. Greenwell	$450,000	$11,895	$48,263
Edward W. Wilhelm	$530,000	$16,202	$56,843
Albert J. Sutera	$425,000	$16,202	$45,581
John J. Hall	$635,000	$16,202	$68,104

(1)	Unless indicated otherwise, amount is based on the NEO’s annual base salary as of March 3, 2018.
(2)	Unless indicated otherwise, the estimated value of health insurance is based on the health insurance coverage the Company carried for each NEO on March 3, 2018.
(3)	Unless indicated otherwise, amount represents the value of earned bonus payments for fiscal 2018.
Termination of an Executive Officer by Resignation Without Good Reason Following a Change In Control
If an executive officer (other than Mr. Sato and Mr. Hall under their employment agreements) resigns without Good Reason during the 30 day period that begins on the first anniversary of a Change in Control, such executive officer shall be entitled to receive such employee benefits, if any, as to which the executive officer may be entitled under the Company’s employee benefit plans according to their terms, and a lump sum payment equal to the executive officer’s base salary. Mr. Sato’s and Mr. Hall’s employment agreements do not contain a corresponding provision, therefore no reference to payments under those agreements are included in the chart below.
The following chart illustrates the potential payments that each applicable executive officer would have been entitled to if they terminated their employment by resignation without Good Reason on March 3, 2018, and such date was within the 30 day period following the first anniversary of a Change in Control:

NEO	Lump Sum Payment Equal to Base Salary(1)	Tax Gross Up(2)
Samuel M. Sato	$—	—
Melissa A. Greenwell	$—	—
Edward W. Wilhelm	$530,000	—
Albert J. Sutera	$—	—
John J. Hall	$—	—

(1)	The executive would receive his or her base salary through the date his employment terminated.
(2)
Unless otherwise indicated, represents the unpaid portion of the executive’s annual performance bonus for fiscal 2017, the year preceding the year employment terminated. As of March 3, 2018, all annual performance bonus amounts earned for fiscal 2017 had already been paid to the executive officers.

Termination of an Executive Officer Other Than in Connection With a Change in Control
If an executive officer is terminated by the Company without Cause (other than by reason of Disability or death) or if the executive officer resigns for Good Reason, in either case other than within the period that begins 30 days prior to a Change in Control and ends two years following a Change in Control, then each such executive officer will be entitled to receive the following benefits: (1) such employee benefits, if any, as to which the executive officer may be entitled under the Company’s employee benefit plans according to their terms; (2) a lump sum payment equal to: (a) with respect to Mr. Sato, two and one-half times (2.5x) his base salary; and (b) with respect to Ms. Greenwell, Mr. Wilhelm, Mr. Sutera, and Mr. Hall, one and one-half times (1.5x) each of his or her base salary; (3) health insurance benefits for each executive officer and his or her dependents for a period of one year, with respect to Mr. Sato, health insurance benefits for him and his dependents for a period of twenty four months; and (4) if the executive officer was eligible to receive a cash bonus for the fiscal year during which his or her employment was terminated, an amount equal to a prorated portion (based upon actual performance and the number of days during such fiscal year the executive officer was employed) of the annual bonus and any other bonus the executive officer would have received during such fiscal year had he or she remained employed through the entire fiscal year.
The following chart illustrates the potential payments to which each executive officer would have been entitled if he or she were terminated by the Company without Cause or the executive officer resigned for Good Reason other than in connection with a Change in Control on March 3, 2018:

NEO	Lump Sum Cash Payment(1)	Health Insurance Benefits(2)	Bonus Amount(3)
Samuel M. Sato	$2,625,000	$32,404	$—
Melissa A. Greenwell	$675,000	$11,895	$48,263
Edward W. Wilhelm	$795,000	$16,202	$56,843
Albert J. Sutera	$637,500	$16,202	$45,581
John J. Hall	$952,250	$16,202	$68,104

(1)	Unless indicated otherwise, amount is based on the NEO’s annual base salary as of March 3, 2018.
(2)	Unless indicated otherwise, the estimated value of health insurance is based on the health insurance coverage the Company carried for each NEO on March 3, 2018.
(3)	Unless indicated otherwise, amount represents the value of earned bonus payments for fiscal 2018.
Termination of an Executive Officer for Cause or by Executive Officer Without Good Reason
If an executive officer is terminated by the Company for Cause, or the executive officer resigns without Good Reason, then such executive officer would be entitled to receive his or her base salary through the date of termination, any earned but unpaid portion of the executive officer’s prior fiscal year annual performance bonus, reimbursement for any unreimbursed business expenses incurred by the executive officer in accordance with Company policy prior to the executive officer’s termination date, and such employee benefits, if any, as to which the executive officer may be entitled under the Company’s employee benefit plans according to their terms.
The following chart illustrates the potential payments that each executive officer would have been entitled to if they were terminated by the Company for Cause or the executive officer resigned without Good Reason on March 3, 2018:

NEO	Base Salary(1)	Annual Performance Bonus(2)
Samuel M. Sato	—	—
Melissa A. Greenwell	—	—
Edward W. Wilhelm	—	—
Albert J. Sutera	—	—
John J. Hall	—	—

(1)	The executive would receive his or her base salary through the date his employment terminated.
(2)
Unless otherwise indicated, represents the unpaid portion of the executive’s annual performance bonus for fiscal 2017, the year preceding the year employment terminated. As of March 3, 2018, all annual performance bonus amounts earned for fiscal 2017 had already been paid to the executive officers.

Termination of an Executive Officer Upon Disability or Death
Upon the termination of an executive officer’s employment for either Disability or death, the executive officer or his or her estate (as the case may be) would be entitled to receive the following: (1) such employee benefits, if any, to which the executive officer may be entitled under the Company’s employee benefit plans according to their terms; and (2) if the executive officer was eligible to receive a cash bonus for the fiscal year during which his or her employment was terminated, an amount equal to a prorated portion (based on the number of days in such fiscal year during which the executive officer was employed) of the annual cash bonus and any other cash bonus the executive officer would have received for such fiscal year had he or she remained employed through the entire fiscal year (based on the Company’s actual performance for such fiscal year).
The following chart illustrates the potential payments that each executive officer or his or her estate (as the case may be) would have been entitled to if their employment was terminated for either Disability or death as of March 3, 2018:

NEO	Base Amount(1)
Samuel M. Sato	$—
Melissa A. Greenwell	$48,262
Edward W. Wilhelm	$56,843
Albert J. Sutera	$45,581
John J. Hall	$68,104

(1)	Unless otherwise indicated, amount represents the value of earned cash bonus payments for fiscal 2018.

Director Compensation
The Compensation Committee of the Board customarily reviews and sets Director compensation at its July quarterly meeting which coincides with the Company’s Annual Meeting of Shareholders or at its first meeting that follows the Company’s Annual Meeting. After the Company’s 2017 Annual Meeting, and subsequent to the Compensation Committee’s review of the Company’s Director compensation program as compared to peer group companies and other benchmarking data, the Compensation Committee did not approve an increase in Director Compensation for fiscal 2018. Accordingly, the current Director compensation structure, as set and approved by the Compensation Committee, is as follows: upon the commencement of service on the Board, a new outside Director is eligible to receive a grant of the Company’s shares valued at $30,000; thereafter, each outside Director is eligible to receive an annual grant of Company shares valued at $100,000. The annual grant to a newly appointed outside Director is subject to a minimum length of service on the Board of at least 90 days. For each outside Director, the fee component consists of an annual retainer in the amount of $60,000. Each outside Director also receives $2,000 per regularly scheduled Board meeting attended and $1,000 for attending any non-regularly scheduled Board meeting - however, fees are paid only for meetings after the first five Board meetings of the year. For those outside Directors serving on the Audit Committee, the Compensation Committee, the Governance & Nominating Committee, and/or the Strategy Committee, a fee of $1,500 is payable per each such committee meeting attended. The Chair of the Audit Committee receives an annual fee of $20,000, and the Chairs of the Compensation Committee, Governance & Nominating Committee, and the Strategy Committee each receive an annual fee of $10,000. The Lead Director receives an annual fee of $15,000.

The following table summarizes the compensation received by the Company’s Directors for fiscal 2018. All committee assignments and board classes are as of March 3, 2018, the last day of the Company’s fiscal 2018:

Fiscal Year 2018 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total $
Glenn S. Lyon Chairman Strategy Committee Class I	$50,000	$100,000	$150,000
Stephen Goldsmith Governance & Nominating Committee, Chair Strategy Committee Class III	$113,500	$100,000	$213,500
William P. Carmichael Lead Director Audit Committee, Chair Class II	$144,500	$100,000	$244,500
Catherine A. Langham Compensation Committee, Chair Audit Committee Class III	$121,500	$100,000	$221,500
Richard P. Crystal Strategy Committee, Chair Compensation Committee Class II	$111,500	$100,000	$211,500
Torrence Boone Governance & Nominating Committee Strategy Committee Class I	$74,500	$100,000	$174,500
Faisal Masud Compensation Committee Class II	$35,000	$100,000	$135,000
Samuel M. Sato(3) Strategy Committee Class II	$—	$—	$—

(1)
Amounts reflected in this column include the value of an outside Director’s annual retainer fee, fees for Board meetings attended, and additional fees for those Directors who serve on a committee of the Board, the committee chairs, and the Lead Director. These amounts also include the monthly cash retainers for service on the Special Committee (chaired by Mr. Carmichael), which totaled $13,000 for Mr. Carmichael, and $10,000 for each of Mr. Goldsmith, Mr. Crystal, and Ms. Langham. The Special Committee was formed in connection with the Board’s consideration of the previously announced Merger. See “Special Committee” above.

(2)
Common stock granted to Directors as part of their annual compensation was granted on July 13, 2017, except for Mr. Masud, who was granted common stock on October 10, 2017. Amounts in this column represent the aggregate grant date fair value of each award computed in accordance with FASB ASC Topic 718. As of March 3, 2018, each Director had been granted the following common stock from previous awards: Mr. Lyon - 627,492 shares (of which 620,467 were vested and 7,025 were unvested); Mr. Goldsmith - 44,208 shares (of which 37,183 were vested and 7,025 were unvested); Mr. Carmichael - 44,799 shares (of which 37,774 were vested and 7,025 were unvested); Ms. Langham - 44,799 shares (of which 37,774 were vested and 7,025 were unvested); Mr. Crystal - 38,987 shares (of which 31,962 were vested and 7,025 were unvested); Mr. Boone - 28,533 shares (of which 21,508 were vested and 7,025 were unvested); and Mr. Masud - 7,447 shares (of which 7,447 were unvested).

(3)
Mr. Sato receives no compensation as a Director of the Company. All compensation paid to and equity awarded to Mr. Sato is based on his status as an executive officer of the Company. See the Summary Compensation Table above and related footnote disclosures.

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) for Regulation S-K, the Company is providing the following information about the relationship of the annual total compensation of its employees and the annual total compensation of Mr. Samuel M. Sato, its Chief Executive Officer and Director (the “CEO”):

For fiscal2018:

•	The median of the annual total compensation of all employees of the Company (other than the CEO) was $9,840.

•	The annual total compensation of the Company's CEO, as reported in the Summary Compensation Table included elsewhere in this Annual Report on form 10-K was $3,806,966.

Based on this information for fiscal 2018, the ratio of the annual total compensation of Mr. Sato, the Company's Chief Executive Officer, to the median of the annual total compensation of all employees was 387 to 1.

To identify the median of annual total compensation of all of the Company's employees, as well as to determine the annual total compensation of the Company's median employee and the CEO, the following items were addressed:

1.
As of the Company's fiscal year ending March 3, 2018, its employee population consisted of 13,252 individuals with all of these individuals located in the United States (as reported above in Item 1, “Business” of this Annual Report on Form 10-K. This population consisted primarily of part-time employees, with only 3,700 employees scheduled as full time employees (scheduled weekly hours of 30 or greater).

2.
To identify the “median employee” from the Company's employee population, the Company compared the pay rates of its employees who were employed as of March 3, 2018. The median employee selected represented a group of 150 total employees that had an hourly base rate of $10.10. All 150 of these employees were part-time. The Company chose to use base pay as the consistently applied compensation measure and looked at the entire population. The Company did not use statistical sampling. Since all of the Company's employees live in the United states, as does its CEO, the Company did not make any cost-of-living adjustments in identifying the “median employee.”

3.
A combination of tenure and consistent hours worked led the Company to the selection of the “median employee” out of the group of 150. The Company's median employee is a part-time Sales Associate that has worked for the Company in that capacity for over eight years. This employee was chosen due to tenure, creating an increased likelihood the employee will still be employed in coming years.

4.
Once the Company identified the “median employee,” it combined all of the elements of such employee’s compensation for fiscal 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation $9,840.

5.
With respect to the annual total compensation of the Company's CEO, the Company used the amount reported in the “Total” column of the Company's 2018 Summary Compensation Table included in this Annual Report on Form 10-K under Item 11 of Part III, “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of May 3, 2018, information relating to the beneficial ownership of the Company’s common stock by the following persons:

•	Each of the Company’s current Directors;

•
The Company’s Chief Executive Officer, Chief Financial Officer, and each of the Company’s three most highly compensated executive officers serving at the end of fiscal year ended March 3, 2018 (other than the Chief Executive Officer and Chief Financial Officer) (together as a group, the “Named Executive Officers”);

•	All of the Company’s current executive officers and Directors as a group; and

•	Each other person known by the Company to beneficially own more than five percent of the Company’s outstanding common stock.
Information with respect to the Directors and Named Executive Officers is based on the Company’s records and data supplied by each of the Directors and Named Executive Officers.  Information with respect to beneficial owners of more than five percent of the outstanding common stock is based on filings those persons have made with the SEC.

Name and Position	Number of Shares(1)		Stock Options Exercisable within 60 days(2)	Total Shares Beneficially Owned	% of Shares(3)
Samuel M. Sato Chief Executive Officer and Director	342,441	(4)	370,563	713,004	1.7%
Edward W. Wilhelm Executive Vice President, Chief Financial Officer	84,117	(5)	191,296	275,413	*
John J. Hall Executive Vice President, Division President, Chief Marketing Officer	82,390	(6)	156,404	238,794	*
Melissa A. Greenwell Executive Vice President, Chief Operating Officer	65,467	(7)	136,545	202,012	*
Albert J. Sutera Executive Vice President, Chief Information Technology Officer	42,210	(8)	12,724	54,934	*
Glenn S. Lyon Chairman of the Board	49,543	(9)	873,979	923,522	2.2%
Torrence Boone Director	28,533	(9)	—	28,533	*
William P. Carmichael Director	57,094	(9)	—	57,094	*
Richard P. Crystal Director	38,987	(9)	—	38,987	*
Stephen Goldsmith Director	52,208	(9)	—	52,208	*
Catherine A. Langham Director	37,788	(9)	—	37,788	*
Faisal Masud Director	7,447	(10)	—	7,447	*
All current executive officers and Directors as a group (12 persons)	888,225		1,741,511	2,629,736	6.1%

Other 5% Beneficial Owners	Number of Shares	Stock Options Exercisable within 60 days	Total Shares Beneficially Owned	% of Class(3)
BlackRock, Inc.(11)	5,029,642	—	5,029,642	12.2%
ING Groep N.V.(12)	3,861,200	—	3,861,200	9.4%
Sports Direct International plc(13)	3,632,000	—	3,632,000	8.8%
The Vanguard Group, Inc.(14)	3,446,601	—	3,446,601	8.4%
Dimensional Fund Advisors LP(15)	3,379,594	—	3,379,594	8.2%
Monecor (London) Limited(16)	2,945,581	—	2,945,581	7.1%
JD Sports Fashion Plc(17)	2,670,248	—	2,670,248	6.5%

*
Represents less than 1% of the Company’s outstanding shares of common stock calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See footnote 3 below.

(1)
Each executive officer and Director has sole voting and investment power with respect to the shares listed, unless otherwise indicated. The address for the executive officers and Directors is: 3308 N. Mitthoeffer Road, Indianapolis, Indiana 46235.

(2)	The executive officers and Directors listed have the right to acquire the number of common stock reflected in this column on or within 60 days of May 3, 2018.

(3)
For each individual or group disclosed in the table above, the figures in this column are based on 41,241,746 shares of common stock issued and outstanding as of May 3, 2018, plus the number of shares of common stock each such individual or group has the right to acquire on or within 60 days after May 3, 2018, computed in accordance with Rule 13d‑3(d)(1) under the Exchange Act.

(4)
Includes 167,111 shares of restricted stock held by Mr. Sato pursuant to grants received on March 27, 2017 under the 2009 Incentive Plan. Mr. Sato has voting rights with respect to these unvested shares, and may be deemed to have investment power over the shares.

(5)
Includes 33,740 shares of restricted stock held by Mr. Wilhelm pursuant to grants received on March 27, 2017 under the 2009 Incentive Plan. Mr. Wilhelm has voting rights with respect to these unvested shares, and may be deemed to have investment power over the shares.

(6)
Includes 40,425 shares of restricted stock held by Mr. Hall pursuant to grants received on March 27, 2017 under the 2009 Incentive Plan. Additionally, Mr. Hall received a special grant of 19,508 shares awarded on March 14, 2017 which is scheduled to vest in one tranche on March 14, 2020. Mr. Hall has voting rights with respect to these unvested shares, and may be deemed to have investment power over the shares.

(7)
Includes 28,648 shares of restricted stock held by Ms. Greenwell pursuant to grants received on March 27, 2017 under the 2009 Incentive Plan. Ms. Greenwell has voting rights with respect to these unvested shares, and may be deemed to have investment power over the shares.

(8)
Includes 27,056 shares of restricted stock held by Mr. Sutera pursuant to grants received on March 27, 2017 under the 2009 Incentive Plan. Mr. Sutera has voting rights with respect to these unvested shares, and may be deemed to have investment power over the shares.

(9)
For each Director, includes 7,025 shares of restricted stock held by the Director pursuant to grants made to each Director on July 13, 2017 under the 2009 Incentive Plan. Under the terms of the grants, all the shares will vest in one tranche on July 13, 2018. Each Director has voting rights with respect to these unvested shares, and may be deemed to have investment power over the shares.

(10)
For Mr. Masud, this includes 7,447 shares of restricted stock held by the Director pursuant to grants made to him on October 10, 2017 under the 2009 Incentive Plan. Under the terms of the grants, all the shares will vest in one tranche on July 13, 2018. Each Director has voting rights with respect to these unvested shares, and may be deemed to have investment power over the shares.

(11)
This information is based solely on a Schedule 13G/A filed on behalf of BlackRock, Inc. (“BlackRock”) with the SEC as of December 31, 2017. The address of BlackRock is 55 E. 52nd Street, New York, New York 10055. BlackRock has sole voting power with respect to 4,925,131 of the reported shares and sole dispositive power with respect to all 5,029,642 of the reported shares.

(12)
This information is based solely on a Schedule 13G/A filed on behalf of ING Groep, (“ING”) with the SEC as of December 31, 2017. The address of ING is Bijlmerplein 888, 1102 MG, Amsterdam-Zuidoost, Postbus 1800, 1000 BV Amsterdam, The Netherlands. ING and its direct wholly-owned subsidiary, ING Bank N.V., each is deemed to have shared voting and dispositive power over all 3,861,200 of the reported shares, which are held directly by ING Bank N.V.

(13)
This information is based solely on a Schedule 13D/A filed on behalf of Sports Direct International plc with the SEC as of April 24, 2018. The address of Sports Direct is Unit A, Brook Park East, Shirebrook, NG20 8RY, United Kingdom. Sports Direct has sole voting and dispositive power with respect to 3,632,000 shares that it directly owns. Sports Direct also has an indirect economic interest in 4,325,800 shares held through derivatives contracts known as “contracts for differences”, which do not represent direct ownership of shares of common stock nor confer voting or dispositive power over shares to Sports Direct. When combining Sports Direct’s direct share ownership and its indirect economic interest in the shares, Sports Direct has an aggregate economic interest in 19.3% of the Company’s common stock.

(14)
This information is based solely on a Schedule 13G/A filed on behalf of The Vanguard Group. (“Vanguard”) with the SEC as of December 31, 2017. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. Vanguard has sole voting power with respect to 43,856 of the reported shares, sole dispositive power with respect to 3,402,276 of the reported shares, shared voting power with respect to 3,388 of the reported shares, and shared dispositive power with respect to 44,325 of the reported shares.

(15)
This information is based solely on a Schedule 13G/A filed on behalf of Dimensional Fund Advisors LP (“Dimensional”) with the SEC as of December 31, 2017. The address of Dimensional is Building One, 6300 Bee Cave Road, Austin, Texas 78746. Dimensional is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts, and separate accounts (such investment companies, trusts, and accounts are collectively referred to as the “Dimensional Funds”). In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Dimensional Funds. In its role as investment adviser, sub-adviser, and/or manager, Dimensional or its subsidiaries may possess voting and/or investment power over the shares that are owned by the Dimensional Funds, and may be deemed to be the beneficial owner of the shares held by the Dimensional Funds. However, all reported shares are owned by the Dimensional Funds, and Dimensional disclaims beneficial ownership of such shares.  Dimensional has sole voting power with respect to 3,215,529 of the reported shares and sole dispositive power with respect to all 3,379,594 of the reported shares.

(16)
This information is based solely on a Schedule 13G filed on behalf of Monecor (London) Limited. (trading as EXT Capital)(“Monecor”) with the SEC as of December 31, 2017. The address of Monecor is One Broadgate, London EC2M 2QS, United Kingdom. Monecor has sole voting and dispositive power with respect to all 2,945,581 of the reported shares.

(17)
This information is based solely on a Schedule 13D filed by JD Sports with the SEC as of March 25, 2018. The address of JD Sports is Holinsbrook Way, Pilsworth Bury, Lancashire BL9 8RR, United Kingdom. On March 25, 2018, JD Sports

and Merger Sub entered into a Voting Agreement pursuant to which each individual Company shareholder signatory to the Voting Agreement appointed JD Sports as irrevocable proxy and attorney-in-fact to vote such shareholder’s shares of common stock of the Company in favor of the Merger Agreement proposal. As a result, JD Sports may be deemed, for purposes of Section 13(b) of the Exchange Act, to share beneficial ownership of the 2,670,248 shares that are beneficially owned by the Company shareholders signatory to the Voting Agreement. JD Sports has not admitted to having, or claimed to have, beneficial ownership for any purpose over such shares.
Agreement with Respect to a Change in Control
On March 25, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JD Sports Fashion plc, a company incorporated under the laws of England and Wales (“JD Sports”), and Genesis Merger Sub, Inc., an Indiana corporation and wholly-owned subsidiary of JD Sports (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will become a wholly-owned indirect subsidiary of JD Sports (the “Merger”). For more information on the proposed Merger, refer to the discussion in Item 1 of this Annual Report on Form 10-K under the caption entitled “Proposed Merger with JD Sports Fashion Plc.”
Equity Compensation Plan Information
The following table provides information with respect to compensation plans under which equity securities of the Company are currently authorized for issuance to employees or non-employees (such as Directors, consultants, advisors, vendors, customers, suppliers, or lenders), as of March 3, 2018:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights(1) (a)	Weighted-average price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))(2) (c)
Equity compensation plans approved by shareholders	3,257,718	$21.46	6,034,851
Equity compensation plans not approved by shareholders	—	—	—
Total	3,257,718	$21.46	6,034,851
 _______________

(1)
These shares are subject to awards made or to be made under the Company’s Amended and Restated 2009 Incentive Plan and Employee Stock Purchase Plan, and awards previously made and which remain outstanding under the 2002 Incentive Plan and the Non-Employee Director Stock Option Plan.

(2)
Includes the following shares which remain available for future issuance under the referenced plans as of March 3, 2018: 4,209,135 shares under the Amended and Restated 2009 Incentive Plan and 1,825,716 shares under the Employee Stock Purchase Plan. Under the terms of the 2002 Incentive Plan, future grants are no longer permitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions With Related Persons
In accordance with the Company’s Audit Committee Charter, the Audit Committee maintains responsibility for reviewing and approving any transactions with related persons.  Pursuant to the Company’s Related Persons Transaction Policies and Procedures, the Audit Committee reviews the material facts of all interested transactions and either approves or disapproves of the entry into such a transaction in advance.  Interested transactions are those transactions, arrangements, or relationships in which (i) the aggregate amount involved will or may be expected to exceed a pre-established dollar threshold in any calendar year, (ii) the Company is a participant, and (iii) an executive officer, Director, or nominee for election as a Director of the Company, greater than 5% beneficial owner of the Company’s stock, or an immediate family member of any of the foregoing (each, a “related person”) has or will have a direct or indirect material interest.  In determining whether to approve or disapprove an interested transaction, the Committee takes into account, among other factors, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.  The Company did not enter into any material financial transactions with any related person during fiscal 2018.  If any such material interested transaction were contemplated, the terms of the transaction would be reviewed and approved by the Audit Committee prior to the Company entering into such transaction.

Independence of Directors
The Company's Board of Directors (the "Board") has determined that the majority of its members are “independent Directors” under the criteria for independence set forth in the listing standards of the NASDAQ Stock Market (“NASDAQ”).  The independent Directors of the Board include Stephen Goldsmith, William P. Carmichael, Catherine A. Langham, Richard P. Crystal, Torrence Boone, and Faisal Masud.  In addition, all members of committees of the Board, other than the Strategy Committee, are independent Directors, and all members of the Audit Committee and Compensation Committee satisfy the applicable independence requirements set forth in SEC rules and the NASDAQ listing standards.
Item 14. Principal Accounting Fees and Services
Independent Auditor Fee Information
Fees for professional services provided by the Company’s independent registered public accounting firm Ernst & Young LLP, in each of the last two fiscal years, for each of the following categories were:

	2018	2017
Audit Fees	$758,000	$660,250
Audit-Related Fees	25,500	—
Tax Fees	97,986	137,573
All Other Fees	—	—
Total	$881,486	$797,823
Fees for audit services include fees associated with the annual financial statement and internal controls audits, the reviews of the Company’s quarterly reports on Form 10-Q, assistance with review of documents filed with the SEC, and audit consultations. Audit-related fees principally include accounting consultations. Tax fees consist primarily of tax compliance, consultation on routine tax matters, transfer pricing studies, and tax department assistance.
The Committee has reviewed and approved the amount of fees paid to the independent auditors for audit, audit related, tax, and other services. The Committee concluded that the provision of services by the independent auditors is compatible with the maintenance of their independence.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy that requires pre-approval of all audit, audit-related, tax, and other services performed by the independent auditors during the fiscal year. The Audit Committee pre-approves specifically defined services within the categories outlined below, subject to the budget for each category. Unless a specific service has previously been pre-approved for that year, the Audit Committee must approve the service before the independent auditors may perform such service. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve permitted services between Audit Committee meetings, subject to specified budgetary limitations, so long as the Chair reports any such decisions to the Audit Committee at its next scheduled meeting.

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

2.1
Agreement and Plan of Merger by and among JD Sports Fashion plc, Genesis Merger Sub, Inc., and The Finish Line, Inc. dated as of March 25, 2018 (incorporated by reference to Exhibit 2.1 of the registrant’s Current and Report on Form 8-K filed on March 26, 2018).

3.1
Restated Articles of Incorporation of The Finish Line, Inc., amended and restated as of July 23, 2009 (incorporated by reference to Exhibit 3.1 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).

3.2
Articles of Amendment to Restated Articles of Incorporation of the Company, dated August 28, 2017 (incorporated by reference to Exhibit 3.1 of the registrant’s Registration Statement on Form 8-A (File No. 001-38194) filed on August 28, 2017).

3.3	Bylaws of The Finish Line, Inc., amended as of July 23, 2009 (incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).

3.4	Amendment to the Bylaws of The Finish Line, Inc. dated March 25, 2018 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on March 26, 2018).

4.1	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

4.2	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

4.3	Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

4.4	Amendment No. 3 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

4.5
The Finish Line, Inc. 2009 Incentive Plan Amended and Restated as of April 16, 2014 (incorporated by reference to Exhibit 4.3 of the registrant’s Registration Statement on Form S-8 (Reg. No. 333-212858) filed on August 3, 2016).*

4.6
Rights Agreement, dated as of August 28, 2017, between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent (which includes the Form of Right Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form 8-A (File No. 001-38194) filed on August 28, 2017).

4.7
First Amendment to Rights Agreement between The Finish Line, Inc. and Broadridge Corporate Issuer Solutions, Inc. dated March 25, 2018 (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed on March 26, 2018).

10.1
Form of Award Agreement for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Annual Report on Form 10-K filed on April 25, 2017).*

10.2
Form of Award Agreement for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the registrant’s Annual Report on Form 10-K filed on April 25, 2017).*

10.3
Form of Non-Qualified Option Award Letter for Employees and Employee Directors pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the registrant’s Annual Report on Form 10-K filed on April 25, 2017).*

10.4
Form of Non-Qualified Option Award Letter for Nonemployee Directors pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the registrant’s Annual Report on Form 10-K filed on April 25, 2017).*

10.5	Form of Incentive Stock Award Letter pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Annual Report on Form 10-K filed on April 25, 2017).*

10.6
Form of The Finish Line, Inc. 2009 Incentive Plan Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.14 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).*

10.7	Form of the Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).*

Exhibit Number	Description

10.8
Form of the Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement for Time Based Vesting (incorporated by reference to Exhibit 10.18 of the registrant’s Annual Report on Form 10-K filed on April 26, 2016).*

10.9
Form of the Finish Line, Inc. 2009 Incentive Plan Restricted Stock Award Agreement for Performance Based Vesting (incorporated by reference to Exhibit 10.19 of the registrant’s Annual Report on Form 10-K filed on April 26, 2016).*

10.10
Form of Indemnity Agreement between The Finish Line, Inc. and each of its Directors or Executive Officers (incorporated by reference to Exhibit 10.6 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).*

10.11
The Finish Line, Inc. Non-Employee Director Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).*

10.12	The Finish Line, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 of the registrant’s Annual Report on Form 10-K filed on April 29, 2015).*

10.13	Employment Agreement of Samuel M. Sato, effective as of February 28, 2016 (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on January 11, 2016).*

10.14	Employment Agreement of Edward W. Wilhelm, dated as of March 30, 2009 (incorporated by reference to Exhibit 10.12 of the registrant’s Annual Report on Form 10-K filed on April 29, 2014).*

10.15
Amendment No. 1 to the Amended and Restated Employment Agreement of Edward W. Wilhelm (incorporated by reference to Exhibit 10.13 of the registrant’s Annual Report on Form 10-K filed on April 29, 2014).*

10.16	Employment Agreement of Melissa A. Greenwell, dated as of February 5, 2016 (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on February 5, 2016).*

10.17
Employment Agreement dated May 15, 2016 between The Finish Line, Inc. and John Hall (incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q filed on June 23, 2017).*

10.18	Employment Agreement dated February 23, 2016 between The Finish Line, Inc. and Albert J. Sutera.

10.19
Agreement between the Finish Line, Inc. and Mr. Norman Gurwitz, Director, dated as of June 5, 2017, regarding the terms of Mr. Gurwitz’s retirement and related compensation (incorporated by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form 10-Q filed on September 22, 2017).

10.20
General Release and Covenant Not to Sue dated March 1, 2017 between Bill Kirkendall and The Finish Line, Inc. (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on March 3, 2017).*

10.21
Second Amended and Restated Revolving Credit Facility Credit Agreement, dated as of November 30, 2016, by and among The Finish Line, Inc., The Finish Line USA, Inc., The Finish Line Distribution, Inc., Finish Line Transportation Co., Inc., and Spike’s Holding, LLC as Borrowers, The Finish Line MA, Inc., as Guarantor, certain Lenders named therein, and PNC Bank, National Association, as Administrative Agent, Lead Arranger, and Sole Book Runner (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on December 6, 2016).*

10.22
Second Amended and Restated Continuing Agreement of Guaranty and Suretyship - Subsidiaries, dated as of November 30, 2016, by The Finish Line MA, Inc. (incorporated by reference to Exhibit 99.2 of the registrant’s Current Report on Form 8-K filed on December 6, 2016).*

10.23
Voting and Support Agreement by and among JD Sports Fashion plc, Genesis Merger Sub, Inc., and certain Shareholders of The Finish Line, Inc. dated as of March 25, 2018 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on March 26, 2018).

10.24	Irrevocable Undertaking by Pentland Group plc dated March 25, 2018 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on March 26, 2018).

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit Number	Description

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Form 10-K for the year ended March 3, 2018, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

*	Management contract or compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FINISH LINE, INC.

Date:	May 11, 2018	By:	/S/ EDWARD W. WILHELM
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

Date:	May 11, 2018	/s/ SAMUEL M. SATO
Samuel M. Sato, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 11, 2018	/s/ EDWARD W. WILHELM
Edward W. Wilhelm, Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 11, 2018	/s/ GLENN S. LYON
Glenn S. Lyon, Chairman of the Board

Date:	May 11, 2018	/s/ STEPHEN GOLDSMITH
Stephen Goldsmith, Director

Date:	May 11, 2018	/s/ WILLIAM P. CARMICHAEL
William P. Carmichael, Director

Date:	May 11, 2018	/s/ CATHERINE A. LANGHAM
Catherine A. Langham, Director

Date:	May 11, 2018	/s/ FAISAL MASUD
Faisal Masud, Director

Date:	May 11, 2018	/s/ RICHARD P. CRYSTAL
Richard P. Crystal, Director

Date:	May 11, 2018	/s/ TORRENCE BOONE
Torrence Boone, Director

Exhibit Index

Exhibit Number	Description

4.1	2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

4.2	Amendment No. 1 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

4.3	Amendment No. 2 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

4.4	Amendment No. 3 to the 2002 Stock Incentive Plan of The Finish Line, Inc. (as amended and restated July 21, 2005).*

10.18	Employment Agreement dated February 23, 2016 between The Finish Line, Inc. and Albert J. Sutera.

21	Subsidiaries of The Finish Line, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Form 10-K for the year ended March 3, 2018, formatted in an XBRL Interactive Data File: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Shareholders’ Equity; and (v) Notes to Consolidated Financial Statements, with detailed tagging of notes and financial statement schedules.

*	Management contract or compensatory plan, contract, or arrangement.